Form 10-K
period 2020-12-31
AMERICAN EXPRESS CO
filed 2021-02-12
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑
As of June 30, 2020, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $76.6 billion based on the closing sale price as reported on the New York Stock Exchange.
As of February 3, 2021, there were 805,588,980 common shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 4, 2021.

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

PART I
ITEM 1.    BUSINESS
Overview
American Express is a globally integrated payments company that provides our customers with access to products, insights and experiences that enrich lives and build business success. We are a leader in providing credit and charge cards to consumers, small businesses, mid-sized companies and large corporations around the world. American Express® cards issued by American Express as well as by third-party banks and other institutions on the American Express network permit Card Members to charge purchases of goods and services at the millions of merchants around the world that accept cards bearing our logo.
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
We principally engage in businesses comprising three reportable operating segments: Global Consumer Services Group (GCSG), Global Commercial Services (GCS) and Global Merchant and Network Services (GMNS). Corporate functions and certain other businesses are included in Corporate & Other. Our businesses are global in scope and function together to form our end-to-end integrated payments platform, which we believe is a differentiator that underpins our business model. The COVID-19 pandemic has brought unprecedented challenges to businesses and economies around the world. While our business was significantly impacted by the pandemic in 2020 as further described in this report, we believe our progress in managing through it confirms the resilience of our differentiated business model.
For further information about our reportable operating segments, please see “Business Segment Results of Operations” under “MD&A.”

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
Our integrated payments platform allows us to analyze information on Card Member spending and build algorithms and other analytical tools that we use to underwrite risk, reduce fraud and provide targeted marketing and other information services for merchants and special offers and services to Card Members, all while respecting Card Member preferences and protecting Card Member and merchant data in compliance with applicable policies and legal requirements. Through contractual relationships, we also obtain information from third-party card issuers, merchant acquirers, aggregators and processors with whom we do business.
Card Issuing Businesses
Our global proprietary card-issuing businesses are conducted through our GCSG and GCS reportable operating segments. We offer a broad set of card products, rewards and services to a diverse consumer and commercial customer base, in the United States and internationally. We acquire and retain high-spending, engaged and creditworthy Card Members by:
•Designing innovative products and features that appeal to our target customer base and meet their spending and borrowing needs
•Using incentives to drive spending on our various card products and engender loyal Card Members, including our Membership Rewards® program, cash-back reward features and participation in loyalty programs sponsored by our cobrand and other partners
•Providing digital and mobile services and an array of benefits and experiences across card products, such as airport lounge access and other travel and lifestyle benefits, which we believe are difficult for others to replicate and help increase Card Member engagement
•Creating world-class service experiences by delivering exceptional customer care
•Developing a wide range of partner relationships, including with other corporations and institutions that sponsor certain of our cards under cobrand arrangements and provide benefits and services to our Card Members
During 2020, we enhanced our value propositions on many of our card products, including adjusting our rewards programs and adding limited time offers and statement credits in categories that are relevant in the current environment, such as wireless, streaming services, business essentials and food delivery. We also created a Customer Pandemic Relief Program to provide short-term support for customers impacted by COVID-19, and we enhanced and expanded our longer-term Financial Relief Program for Card Members who need additional financial assistance during this time. Additionally, we participated in the U.S. Small Business Administration Paycheck Protection Program (PPP), designed to provide small businesses with support to cover payroll and certain other expenses.
For the year ended December 31, 2020, worldwide proprietary billed business (spending on American Express cards issued by us) was $870.7 billion and at December 31, 2020, we had 68.9 million proprietary cards-in-force worldwide.
Merchant Acquiring Business
Our GMNS reportable operating segment builds and manages relationships with millions of merchants around the world that choose to accept American Express cards. This includes signing new merchants to accept our cards, agreeing on the discount rate (a fee charged to the merchant for accepting our cards) and handling servicing for merchants. We also build and maintain relationships with merchant acquirers, aggregators and processors to manage aspects of our merchant services business. For example, through our OptBlue® merchant-acquiring program, third-party acquirers contract directly with small merchants for card acceptance on our network and determine merchant pricing. We continue to grow merchant acceptance of American Express cards around the world and work with merchant partners so that our Card Members are warmly welcomed and encouraged to spend in the millions of places where their American Express cards are accepted.

GMNS also provides fraud-prevention tools, marketing solutions, data analytics and other programs and services to merchants and other partners that leverage the capabilities of our integrated payments platform.
During 2020, we adjusted certain policies to back our merchant partners in the current environment, including raising contactless transaction thresholds and reminding them that we do not require Card Members’ signatures at the point of sale. We also launched our largest-ever Shop Small campaign to support small businesses around the world, which have been significantly impacted by the pandemic.
Card Network Business
We operate a payments network through which we establish and maintain relationships with third-party banks and other institutions in approximately 98 countries and territories, licensing the American Express brand and extending the reach of our global network. These network partners are licensed to issue local currency American Express-branded cards in their countries and/or serve as the merchant acquirer for local merchants on our network.
During 2020, our joint venture with Lianlian DigiTech Co., Ltd, a Chinese fintech services company, received approval from the People’s Bank of China for a network clearing license and began processing transactions in mainland China.
For the year ended December 31, 2020, worldwide network services billed business (spending on American Express cards issued by third parties) was $139.9 billion and at December 31, 2020, we had 43.1 million cards-in-force issued by third parties worldwide.
Diverse Customer Base and Global Footprint
Our broad and diverse customer base spans consumers, small businesses, mid-sized companies and large corporations around the world. The following charts provide a summary of our diverse set of customers and broad geographic footprint based on billed business volumes:

Partners and Relationships
Our integrated payments platform allows us to work with a range of business partners, and our partners in return help drive the scale and relevance of the platform.
There are many examples of how we connect partners with our integrated payments platform, including: issuing cards under cobrand arrangements with other corporations and institutions (e.g., Delta Air Lines, Marriott International, Hilton Worldwide Holdings and British Airways); offering innovative ways for our Card Members to earn and use points with our merchants (e.g., Pay with Points at Amazon.com); expanding merchant acceptance with third-party acquirers (e.g., OptBlue partners); developing new capabilities and features with our digital partners (e.g., PayPal); integrating into the supplier payment processes of our business customers (e.g., Bill.com, SAP Ariba and Coupa); and extending the platform into travel services with American Express leisure and business travel (e.g., Fine Hotels and Resorts).
Delta Air Lines is our largest strategic partner. Our relationships with, and revenues and expenses related to, Delta are significant and represent a significant source of value for our Card Members. We issue cards under cobrand arrangements with Delta and the Delta cobrand portfolio represented approximately 9 percent of our worldwide billed business and approximately 21 percent of worldwide Card Member loans as of December 31, 2020. The Delta cobrand portfolio generates fee revenue and interest income from Card Members and discount revenue from Delta and other merchants for spending on Delta cobrand cards. The current Delta cobrand agreement runs through the end of 2029 and we expect to continue to make significant investments in this partnership. Among other things, Delta is also a key participant in our Membership Rewards program, provides travel-related benefits and services, including airport lounge access for certain American Express Card Members, accepts American Express cards as a merchant and is a corporate payments customer.
Working with all of our partners, we seek to provide value, choice and unique experiences across our customer base.
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

Our Business Strategies
Our framework for managing through the pandemic and the challenging economic environment is built on four principles: supporting our colleagues and winning as a team; protecting our customers and our brand; structuring the company for growth in the future; and remaining financially strong. We remain focused on what we can control in the short term while identifying opportunities across our businesses to position ourselves for growth in the longer term. And we seek to grow our business over the longer term by focusing on four strategic imperatives:
First, we aim to expand our leadership in the premium consumer space by continuing to deliver membership benefits that span our customers’ everyday spending, borrowing, travel and lifestyle needs, expanding our roster of business partners around the globe and developing a range of experiences that attract high-spending customers.
Second, we seek to build on our strong position in commercial payments by evolving our card value propositions, further differentiating our corporate card and accounts payable expense management solutions and designing innovative products and features, including financing and supplier payment solutions for our business customers.
Third, we are focused on strengthening our global network to provide unique value by continuing to help merchants navigate the convergence of online and offline commerce with fraud protection services, marketing insights and digital connections to higher-spending Card Members and continuing to work with our network partners to offer expanded products and services.
Finally, we want to continue to make American Express an essential part of our customers’ digital lives by developing more digital features, solutions and services, expanding our digital partnerships and making targeted acquisitions.

Our Colleagues
We are committed to delivering a great colleague experience every day, cultivating the best talent and developing new ways of working to unlock enterprise value. We work to foster an inclusive and diverse culture and help our colleagues thrive both professionally and personally. When we do, our colleagues are more engaged, committed, creative and effective in driving results. At the heart of our culture is what we call our Blue Box Values – a set of guiding principles that reflect who we are and what we stand for. In 2020, we updated our Blue Box Values to be more explicit about our efforts to create an inclusive and diverse workforce:

We Back Our Customers	We Embrace Diversity
We Make It Great	We Stand for Inclusion
We Do What's Right	We Win as A Team
We Respect People	We Support Our Communities
We take a holistic approach to serving our colleagues by offering them a variety of resources that support their physical, financial, emotional, social and overall well-being. Throughout the pandemic, one of our top priorities has been to ensure our colleagues have the flexibility and resources they need to stay safe, healthy and productive.
As of December 31, 2020, we employed approximately 63,700 people, whom we refer to as colleagues, with approximately 22,700 colleagues in the United States and approximately 41,000 colleagues outside the United States. We conduct an annual Colleague Experience Survey to better understand our colleagues’ needs and overall experience at American Express and in 2020, 94 percent of colleagues who participated in the survey said they would recommend American Express as a great place to work. Our 2020 annual company scorecard included talent retention and diversity representation goals to globally increase minority and women representation at management levels and retain our key talent. As of December 31, 2020, female colleagues comprised 52 percent of our global workforce and Asian, Black/African American and Hispanic/Latinx people represented 19.7 percent, 12.0 percent and 13.0 percent, respectively, of our U.S. workforce based on preliminary data for our 2020 U.S. EEO-1 submission.
We regularly review our compensation practices to ensure colleagues in the same job, level and location are compensated fairly regardless of gender globally, and race and ethnicity in the United States. These reviews consider several factors known to affect compensation, including role, level, tenure, performance and geography. In the few instances where a review has found inconsistencies, we have made adjustments. After making these adjustments, we believe we achieved 100 percent pay equity in 2020 for colleagues across genders globally and across races and ethnicities in the United States.

Information About Our Executive Officers
Set forth below, in alphabetical order, is a list of our executive officers as of February 12, 2021, including each executive officer’s principal occupation and employment during the past five years and reflecting recent organizational changes. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER —	Group President, Global Consumer Services Group
Mr. Buckminster (60) has been Group President, Global Consumer Services Group since February 2018. Prior thereto, he had been President, Global Consumer Services Group since October 2015.

JEFFREY C. CAMPBELL —	Chief Financial Officer
Mr. Campbell (60) has been Chief Financial Officer since August 2013.

MARC D. GORDON —	Chief Information Officer
Mr. Gordon (60) has been Chief Information Officer since September 2012.

MONIQUE HERENA —	Chief Colleague Experience Officer
Ms. Herena (49) has been Chief Colleague Experience Officer since April 2019. Ms. Herena joined American Express from BNY Mellon, where she served as the Chief Human Resources Officer and Senior Executive Vice President, Human Resources, Marketing and Communications since 2014.

RAYMOND JOABAR —	Chief Risk Officer and President, Global Risk & Compliance
Mr. Joabar (55) has been Chief Risk Officer and President, Global Risk & Compliance since September 2019. Prior thereto, he had been President of International Consumer Services and Global Travel and Lifestyle Services since February 2018. He also served as Executive Vice President, Global Servicing Network from February 2016 to February 2018 and Executive Vice President, World Service from November 2015 to February 2016.

ANNA MARRS —	President, Global Commercial Services
Ms. Marrs (47) has been President, Global Commercial Services since September 2018. Ms. Marrs joined American Express from Standard Chartered Bank, where she served as Regional CEO, ASEAN and South Asia since November 2016 and CEO, Commercial and Private Banking since October 2015.

DENISE PICKETT —	President, Global Services Group
Ms. Pickett (55) has been President, Global Services Group since September 2019. Prior thereto, she had been Chief Risk Officer and President, Global Risk, Banking & Compliance since February 2018 and President, U.S. Consumer Services since October 2015.

ELIZABETH RUTLEDGE —	Chief Marketing Officer
Ms. Rutledge (59) has been Chief Marketing Officer since February 2018. Prior thereto, she had been Executive Vice President, Global Advertising & Media since February 2016 and Executive Vice President, Card Products & Benefits since May 2013.

LAUREEN E. SEEGER —	Chief Legal Officer
Ms. Seeger (59) has been Chief Legal Officer since July 2014.

JENNIFER SKYLER —	Chief Corporate Affairs Officer
Ms. Skyler (44) has been Chief Corporate Affairs Officer since October 2019. Ms. Skyler joined American Express from The We Company, where she had been Chief Communications Officer from January 2018 to September 2019. Prior thereto, she had been Global Head of Public Affairs from January 2016 to January 2018.
STEPHEN J. SQUERI —	Chairman and Chief Executive Officer
Mr. Squeri (61) has been Chairman and Chief Executive Officer since February 2018. Prior thereto, he had been Vice Chairman since July 2015.

ANRÉ WILLIAMS —	Group President, Global Merchant and Network Services
Mr. Williams (55) has been Group President, Global Merchant and Network Services since February 2018. Prior thereto, he had been President of Global Merchant Services and Loyalty since October 2015.

COMPETITION
We compete in the global payments industry with card networks, issuers and acquirers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and Automated Clearing House, or ACH), as well as evolving and growing alternative mechanisms, systems and products that leverage new technologies, business models and customer relationships to create payment or financing solutions. The payments industry continues to undergo dynamic changes in response to evolving technologies, consumer habits and merchant needs, some of which have accelerated as a result of the pandemic, such as an increased shift to e-commerce and demand for contactless payments.
As a card issuer, we compete with financial institutions that issue general-purpose credit and debit cards. We also encounter competition from businesses that issue private label cards, operate mobile wallets or extend credit. We face intense competition for cobrand relationships, as both card issuer and network competitors have targeted key business partners with attractive value propositions.
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
•The number, spending characteristics and credit performance of customers
•The quantity, diversity and quality of the establishments where the cards can be used
•The attractiveness of the value proposition to card issuers, merchant acquirers, cardholders, corporate clients and merchants (including the relative cost of using or accepting the products and services, and capabilities such as fraud prevention and data analytics)
•The number and quality of other cards and other forms of payment and financing available to customers
•The success of marketing and promotional campaigns
•The speed of innovation and investment in systems, technologies, and product and service offerings
•The nature and quality of expense management tools, electronic payment methods and data capture and reporting capabilities, particularly for business customers
•The security of cardholder, merchant and network partner information
Another aspect of competition is the dynamic and rapid growth of alternative payment and financing mechanisms, systems and products, which include payment aggregators, digital payment and electronic wallet platforms, point-of-sale lenders, real-time settlement and processing systems, financial technology companies, digital currencies developed by both governments and the private sector, blockchain and similar distributed ledger technologies, prepaid systems and gift cards, and systems linked to customer accounts or that provide payment solutions. Various competitors are integrating more financial services into their product offerings and competitors are seeking to attain the benefits of closed-loop, loyalty and rewards functionalities, such as ours.

In addition to the discussion in this section, see “Our operating results may materially suffer because of substantial and increasingly intense competition worldwide in the payments industry” in “Risk Factors” for further discussion of the potential impact of competition on our business, and “Our business is subject to comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition” and “Legal proceedings regarding provisions in our merchant contracts, including non-discrimination and honor-all-cards provisions, could have a material adverse effect on our business and result in additional litigation and/or arbitrations, substantial monetary damages and damage to our reputation and brand” in “Risk Factors” for a discussion of the potential impact on our ability to compete effectively due to government regulations or if ongoing legal proceedings limit our ability to prevent merchants from engaging in various actions to discriminate against our card products.

SUPERVISION AND REGULATION
Overview
We are subject to extensive government regulation and supervision in jurisdictions around the world, and the costs of compliance are substantial. The financial services industry is subject to rigorous scrutiny, high regulatory expectations, a range of regulations and a stringent and unpredictable enforcement environment.
Governmental authorities have focused, and we believe will continue to focus, considerable attention on reviewing compliance by financial services firms with laws and regulations, and as a result, we continually work to evolve and improve our risk management framework, governance structures, practices and procedures. Reviews to assess compliance with laws and regulations by governmental authorities, as well as our own internal reviews, have resulted in, and are likely to continue to result in, changes to our products, practices and procedures, restitution to our customers and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations, enforcement proceedings and the imposition of fines or civil money penalties, in the event of noncompliance or alleged noncompliance with laws or regulations. In addition, legislators and regulators in various countries in which we operate have focused on the offering of consumer financial products and the operation of payment networks, resulting in changes to certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, the establishment of broad and ongoing regulatory oversight regimes.
See “Risk Factors—Legal, Regulatory and Compliance Risks” for a discussion of the potential impact legislative and regulatory changes may have on our results of operations and financial condition.
Banking Regulation
Federal and state banking laws, regulations and policies extensively regulate the Company (which, for purposes of this section, refers to American Express Company as a bank holding company), TRS and our U.S. bank subsidiary, American Express National Bank (AENB). Both the Company and TRS are subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve and AENB is supervised, regulated and examined by the Office of the Comptroller of the Currency (OCC). The Company and its subsidiaries are also subject to the rulemaking, enforcement and examination authority of the Consumer Financial Protection Bureau (CFPB). Banking regulators have broad examination and enforcement power, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions and require divestitures, any of which could compromise our competitive position. Many aspects of our business also are subject to rigorous regulation by other U.S. federal and state regulatory agencies and by non-U.S. government agencies and regulatory bodies.
Activities
The BHC Act generally limits bank holding companies to activities that are considered to be banking activities and certain closely related activities. As noted above, each of the Company and TRS is a bank holding company and each has elected to become a financial holding company, which is authorized to engage in a broader range of financial and related activities. In order to remain eligible for financial holding company status, we must meet certain eligibility requirements. Those requirements include that each of the Company and AENB must be “well capitalized” and “well managed,” and AENB must have received at least a “satisfactory” rating on its most recent assessment under the Community Reinvestment Act of 1977 (the CRA). The Company and TRS engage in various activities permissible only for financial holding companies, including, in particular, providing travel agency services, acting as a finder and engaging in certain insurance underwriting and agency services. If the Company fails to meet eligibility requirements for financial holding company status, it and its subsidiaries are likely to be barred from engaging in new types of financial activities or making certain types of acquisitions or investments in reliance on its status as a financial holding company, and ultimately could be required to either discontinue the broader range of activities permitted to financial holding companies or divest AENB. In addition, the Company and its subsidiaries are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound (which such authorities generally interpret broadly).

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
Capital and Liquidity Regulation
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
Under the Capital Rules, banking organizations are required to maintain minimum ratios for Common Equity Tier 1 (CET1), Tier 1 capital (that is, CET1 plus additional Tier 1 capital) and Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets. We report our capital adequacy ratios using risk-weighted assets calculated under the standardized approach. As a Category IV firm, we are not subject to the advanced approaches capital requirements.
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
In December 2018, federal banking regulators issued a final rule that provides an optional three-year phase-in period for the adverse regulatory capital effects of adopting the Current Expected Credit Loss (CECL) methodology pursuant to new accounting guidance for the recognition of credit losses on certain financial instruments, which became effective January 1, 2020. In August 2020, federal banking regulators issued a final rule that provides an option to delay the estimated impact of the adoption of the CECL methodology on regulatory capital for up to two years, followed by the three-year phase-in period. We elected to adopt the two-year delay followed by the three-year phase-in period. Therefore, the Company will begin phasing in the cumulative amount that is not recognized in regulatory capital at 25 percent per year beginning January 1, 2022. See "Critical Accounting Estimates" under "MD&A" for additional information on CECL.

The Company and AENB must each maintain CET1, Tier 1 capital and Total capital ratios of at least 4.5 percent, 6.0 percent and 8.0 percent, respectively. On top of these minimum capital ratios, the Company is subject to a dynamic stress capital buffer (SCB) composed entirely of CET1 with a floor of 2.5 percent and AENB is subject to a static 2.5 percent capital conservation buffer (CCB). The SCB equals (i) the difference between a bank holding company’s starting and minimum projected CET1 capital ratios under the supervisory severely adverse scenario under the Federal Reserve's stress tests described below, plus (ii) one year of planned common stock dividends as a percentage of risk-weighted assets.
In August 2020, the SCB requirement for the Company was set at 2.5 percent. A bank holding company’s SCB requirement is generally effective on October 1 of each year and will remain in effect through September 30 of the following year unless it is reset in connection with resubmission of a capital plan, as discussed below. As a result, the effective minimum ratios for the Company (taking into account the SCB requirement) and AENB (taking into account the CCB requirement) are 7.0 percent, 8.5 percent and 10.5 percent for the CET1, Tier 1 capital and Total capital ratios, respectively. Banking organizations whose ratios of CET1, Tier 1 Capital or Total capital to risk-weighted assets are below these effective minimum ratios face constraints on discretionary distributions such as dividends, repurchases and redemptions of capital securities, and executive compensation. The capital distribution restrictions for the first quarter of 2021 discussed under “Stress Testing and Capital Planning” below are in addition to the SCB distribution constraints for bank holding companies at least through March 31, 2021. The Federal Reserve is expected to announce by March 31, 2021 any recalibration of the SCB requirements announced in August 2020.
We are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets (as defined for regulatory purposes). All banking organizations are required to maintain a leverage ratio of at least 4.0 percent.
Liquidity Regulation
The Federal Reserve’s enhanced prudential standards rule includes heightened liquidity and overall risk management requirements. The rule requires the maintenance of a liquidity buffer, consisting of highly liquid assets, that is sufficient to meet projected net outflows for 30 days over a range of liquidity stress scenarios, and a minimum liquidity coverage ratio (LCR) that measures a firm’s high-quality liquid assets to its projected net outflows. Under the Tailoring Rules, Category IV firms with less than $50 billion in weighted short-term wholesale funding, such as the Company, are not subject to any LCR requirement.
A second standard provided for in the Basel III liquidity framework, referred to as the net stable funding ratio (NSFR), requires a minimum amount of longer-term funding based on the assets and activities of banking entities. Under the final NSFR rule published in October 2020, Category IV firms with less than $50 billion in weighted short-term wholesale funding, such as the Company, are not subject to any NSFR requirement.
Stress Testing and Capital Planning
Under the Federal Reserve’s regulations, the Company is subject to supervisory stress testing requirements that are designed to evaluate whether a bank holding company has sufficient capital on a total consolidated basis to absorb losses and support operations under adverse economic conditions. As a Category IV firm, the Company was subject to the Federal Reserve’s supervisory stress tests in 2020 and will be required to participate in the supervisory stress tests every other year thereafter.
We are required to develop and submit to the Federal Reserve an annual capital plan. In January 2021, the Federal Reserve finalized changes to the capital plan rule, which will, among other things, provide firms subject to Category IV standards additional flexibility to develop their capital plans. In addition, these changes provide that for Category IV firms, such as the Company, the portion of the SCB based on the Federal Reserve's supervisory stress tests will be calculated every other year. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm will receive an updated SCB that reflects the firm's updated planned common stock dividends. A Category IV firm will also be able to elect to participate in the supervisory stress test and consequently receive an updated SCB. The Company must notify the Federal Reserve by April 5, 2021 if it elects to participate in the 2021 supervisory stress test. As part of the Comprehensive Capital Analysis and Review (CCAR), the Federal Reserve evaluates whether the Company has sufficient capital to continue operations by assessing our pro-forma capital position and ratios under a scenario of economic and financial market stress, and uses that information to determine the size of the SCB for each CCAR participating firm.

Due to the continued economic uncertainty from the coronavirus pandemic, in June 2020, the Federal Reserve required all bank holding companies participating in CCAR to resubmit their capital plans in November 2020. In addition, the Federal Reserve prohibited share repurchases in the third and fourth quarters of 2020 for all bank holding companies participating in CCAR and allowed them to pay common stock dividends provided (a) they did not increase the amount of the dividend and (b) the dividends did not exceed the average of a firm’s net income for the four preceding calendar quarters. On December 18, 2020, the Federal Reserve released the results of its second round of supervisory stress tests for all bank holding companies participating in CCAR based on economic scenarios reflecting changes in financial markets and the macroeconomic outlook. The Federal Reserve announced that it would allow bank holding companies participating in CCAR to pay common stock dividends and repurchase common stock in the first quarter of 2021 provided (a) the dividends and repurchases, in the aggregate, do not exceed the average of a firm’s net income for the four preceding calendar quarters and (b) the firm does not increase the amount of its common stock dividends beyond the level paid in the second quarter of 2020. The Federal Reserve also announced that it would permit stock repurchases equal to the amount of share issuances related to expensed employee compensation. For additional information regarding our capital distributions, see “Consolidated Capital Resources and Liquidity” under “MD&A.”
We may be required to revise and resubmit our capital plan following certain events or developments, such as a significant acquisition or an event that could result in a material change in our risk profile or financial condition. If we are required to resubmit our capital plan, we must receive prior approval from the Federal Reserve for any capital distributions (including common stock dividend payments and share repurchases), other than a capital distribution on a newly issued capital instrument.
Dividends and Other Capital Distributions
The Company and TRS, as well as AENB and the Company’s insurance and other regulated subsidiaries, are limited in their ability to pay dividends by statutes, regulations and supervisory policy.
Common stock dividend payments and share repurchases by the Company are subject to the oversight of the Federal Reserve, as described above. The Company will be subject to limitations and restrictions on capital distributions if, among other things, (i) the Company's regulatory capital ratios do not satisfy applicable minimum requirements and buffers or (ii) the Company is required to resubmit its capital plan.
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
Under the FDIA, AENB could be prohibited from accepting brokered deposits (i.e., deposits raised through third-party brokerage networks) or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A portion of our outstanding U.S. retail deposits are considered brokered deposits for bank regulatory purposes. If a federal regulator determines that we are in an unsafe or unsound condition or that we are engaging in unsafe or unsound banking practices, the regulator may reclassify our capital category or otherwise place restrictions on our ability to accept or solicit brokered deposits.
On December 15, 2020, the FDIC finalized a rule intended to update and modernize the FDIC’s brokered deposit regulations. The final rule, among other things, expands the definition of “deposit broker” and updates the interest rate restrictions for less than well capitalized banks. The final rule is expected to become effective on April 1, 2021.

Resolution Planning
Pursuant to Dodd Frank, certain bank holding companies are required to submit resolution plans to the Federal Reserve and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. However, in connection with the release of the Tailoring Rules, the Federal Reserve and FDIC finalized rules in October 2019 which, among other things, adjust the review cycles and applicability of the agencies’ resolution planning requirements. Under these rules, Category IV firms such as the Company are not required to submit a holding company resolution plan.
AENB continues to be required to prepare and provide a separate resolution plan to the FDIC that would enable the FDIC, as receiver, to effectively resolve AENB under the FDIA in the event of failure. The FDIC issued an Advance Notice of Proposed Rulemaking on potential revisions to this separate resolution plan requirement for insured depository institutions in April 2019 and temporarily suspended resolution planning requirements for insured depository institutions. In January 2021, the FDIC lifted the moratorium on resolution plan submissions for insured depository institutions with $100 billion or more in assets, including AENB, and will provide at least 12-months advance notice to firms required to submit resolution plans.
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
FDIC Deposit Insurance and Insurance Assessments
AENB accepts deposits that are insured by the FDIC up to the applicable limits. Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that would lead to termination of deposit insurance at AENB. The FDIC’s deposit insurance fund is funded by assessments on insured depository institutions, including AENB, which are subject to adjustment by the FDIC.
Community Reinvestment Act
AENB is subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. In May 2020, the OCC issued a final rule intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; and (iii) change the methods for CRA measurement, data collection, recordkeeping and reporting for national banks and federal savings associations. The final rule retains the current community development test for limited purpose banks, such as AENB, which evaluates a bank’s community development performance through its community development loans, investments and services. The final rule requires institutions like AENB to designate additional geographic assessment areas where CRA activities will be measured for significant concentrations of retail domestic deposits. AENB must comply with the final rule by January 1, 2023.
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
On October 30, 2020, the CFPB issued a final rule that sets forth additional requirements for third-party debt collection agencies, which we use in the ordinary course of business. See "We are exposed to credit risk and trends that affect Card Member spending and the ability of customers and partners to pay us, which could have a material adverse effect on our results of operations and financial condition" under "Risk Factors" for potential impacts related to legal and regulatory changes on our ability to collect amounts owed to us.
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
Payments Regulation
Legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through enforcement actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad and ongoing regulatory oversight regimes for payment systems.
The EU, Australia and other jurisdictions have focused on interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance.
Regulation and other governmental actions relating to pricing or practices could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted and may continue to negatively impact the discount revenue we earn, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants, and we have exited our network businesses in the EU and Australia as a result of regulation in those jurisdictions, for example. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when we work with cobrand partners and agents in the EU. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU.
In various countries, such as certain Member States in the EU and Australia, merchants are permitted by law to surcharge card purchases. In addition, the laws of a number of states in the United States that prohibit surcharging have been challenged in litigation brought by merchant groups and some such laws have been overturned. Surcharging is an adverse customer experience and could have a material adverse effect on us if it becomes widespread, particularly where it only or disproportionately impacts credit card usage, our Card Members or our business. In addition, other steering or differential acceptance practices that are permitted by regulation in some countries could also have a material adverse effect on us if they become widespread. See “Surcharging or steering by merchants could materially adversely affect our business and results of operations” under “Risk Factors.”
In some countries, governments have established regulatory regimes that require international card networks to be locally licensed and/or to localize aspects of their operations. For example, the Reserve Bank of India, which has broad power under the Payment and Settlement Systems Act, 2007 to regulate the membership and operations of card networks, has issued a mandate requiring payment systems operators in India to store certain payments data locally. Governments in some countries also provide resources or protection to select domestic payment card networks. The development and enforcement of these and other similar laws, regulations and policies may adversely affect our ability to compete effectively and maintain and extend our global network.
Privacy, Data Protection, Data Governance, Information and Cyber Security
Regulatory and legislative activity in the areas of privacy, data protection, data governance and information and cyber security continues to increase worldwide. We have established and continue to maintain policies and a governance framework to comply with applicable privacy, data protection, data governance and information and cyber security laws and requirements, meet evolving customer and industry expectations and support and enable business innovation and growth.
Our regulators are increasingly focused on ensuring that our privacy, data protection, data governance and information and cyber security-related policies and practices are adequate to inform customers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to appropriately safeguard their personal information and account access. Regulators are also focused on data management, data governance and our third-party risk management policies and practices.

In the United States, certain of our businesses are subject to the privacy, disclosure and safeguarding provisions of the Gramm-Leach-Bliley Act (GLBA) and its implementing regulations and guidance. Among other things, GLBA imposes certain limitations on our ability to share consumers’ nonpublic personal information with nonaffiliated third parties and requires us to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the size and complexity of our business, the nature and scope of our activities and the sensitivity of customer information that we process. We are required to offer expanded privacy rights to California residents who are not covered by GLBA, pursuant to the California Consumer Privacy Act. Various regulators, U.S. states and territories are considering similar requirements or have adopted laws, rules and regulations pertaining to privacy and/or information and cyber security that may be more stringent and/or expansive than federal requirements.
We are also subject to certain privacy, data protection, data governance and information and cyber security laws in other countries in which we operate (including countries in the EU, Australia, Canada, China, Japan, Hong Kong, India, Mexico, Singapore and the United Kingdom), some of which are more stringent and/or expansive than those in the United States. Some countries have also instituted laws requiring in-country data processing and/or in-country storage of data. Compliance with such laws could result in higher technology, administrative and other costs for us, could limit our ability to optimize the use of our closed-loop data, and could require use of local technology services. Certain laws also require us to provide foreign governments and other third parties broader access to our data and intellectual property. Data breach and operational outage notification laws or regulatory activities to encourage such notifications are also becoming more prevalent in jurisdictions outside the United States in which we operate.
In Europe, the EU General Data Protection Regulation (GDPR) imposes legal and compliance obligations on companies that process personal data of individuals in the EU, irrespective of the geographical location of the company, with significant fines for non-compliance (up to 4 percent of total annual worldwide revenue). We continue to rely on our binding corporate rules as the primary method for lawfully transferring data from our European affiliates to our affiliates in the United States and elsewhere globally. The GDPR includes, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to affected individuals and supervisory authorities.
The GDPR was transposed into UK domestic law in January 2021 following the United Kingdom's exit from the EU. This is known as the UK GDPR and it supplements the United Kingdom's Data Protection Act of 2018. The UK GDPR mirrors the compliance requirements and fine structure of the GDPR.
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
The European Central Bank and the European Banking Authority have enacted or are considering secondary legislation focused on security breaches, outsourcing, resiliency, strong customer authentication and information security-related policies. Likewise, a network and information security directive has been implemented into national laws by Member States in the EU. The Revised Payment Services Directive (PSD2) also contains regulatory requirements on strong customer authentication, open access to customer data and payment capabilities, and measures to prevent security incidents.

Anti-Money Laundering, Sanctions and Anti-Corruption Compliance
We are subject to significant supervision and regulation, and an increasingly stringent enforcement environment, with respect to compliance with anti-money laundering (AML), sanctions and anti-corruption laws and regulations in the United States and in other jurisdictions in which we operate. Failure to maintain and implement adequate programs and policies and procedures for AML, sanctions and anti-corruption compliance could have material financial, legal and reputational consequences.
Anti-Money Laundering
American Express is subject to a significant number of AML laws and regulations as a result of being a financial company headquartered in the United States, as well as having a global presence. In the United States, the majority of AML requirements are derived from the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the Bank Secrecy Act), as amended by the USA PATRIOT Act of 2001 (the Patriot Act). The Anti-Money Laundering Act of 2020 (the AMLA), enacted in January 2021, amended the Bank Secrecy Act and is intended to comprehensively reform and modernize U.S. AML laws. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, the effects of which are not known at this time. In Europe, AML requirements are largely the result of countries transposing the 5th and 6th EU Anti-Money Laundering Directives (and preceding EU Anti-Money Laundering Directives) into local laws and regulations. Numerous other countries, such as Argentina, Australia, Canada, India, Mexico, New Zealand and Russia, have also enacted or proposed new or enhanced AML legislation and regulations applicable to American Express.
Among other things, these laws and regulations require us to establish AML programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements. Our AML programs have become the subject of heightened scrutiny in some countries. Any errors, failures or delays in complying with federal, state or foreign AML and counter-terrorist financing laws or perceived deficiencies in our AML programs could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets or other enforcement actions.

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

Anti-Corruption
We are subject to complex international and U.S. anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the FCPA), the UK Bribery Act and other laws that prohibit the making or offering of improper payments. The FCPA makes it illegal to corruptly offer or provide anything of value to foreign government officials, political parties or political party officials for the purpose of obtaining or retaining business or an improper advantage. The FCPA also requires us to strictly comply with certain accounting and internal controls standards. The UK Bribery Act also prohibits commercial bribery and the receipt of a bribe, and makes it a corporate offense to fail to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. Failure of the Company, our subsidiaries, colleagues, contractors or agents to comply with the FCPA, the UK Bribery Act and other similar laws can expose us and/or individual colleagues to investigation, prosecution and potentially severe criminal and civil penalties.
Compensation Practices
Our compensation practices are subject to oversight by the Federal Reserve. The federal banking regulators’ guidance on sound incentive compensation practices sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage imprudent risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should (1) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks, (2) be compatible with effective internal controls and risk management, and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in our compensation practices that are identified by the Federal Reserve or other banking regulators in connection with their review of our compensation practices may be incorporated into our supervisory ratings, which can affect our ability to make acquisitions or perform other actions. Enforcement actions may be taken against us if our incentive compensation arrangements or related risk-management control or governance processes are determined to pose a risk to our safety and soundness, and we have not taken prompt and effective measures to correct the deficiencies.
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
In addition, we routinely post financial and other information, some of which could be material to investors, on our Investor Relations website. Information regarding our corporate responsibility and sustainability initiatives, including our Environmental, Social and Governance reports, are available on our Corporate Responsibility website at http://about.americanexpress.com/corporate-responsibility.
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

ITEM 1A.    RISK FACTORS
This section highlights certain risks that could affect us and our businesses, broadly categorized as “Strategic, Business and Competitive Risks,” “Legal, Regulatory and Compliance Risks” and “Credit, Liquidity and Market Risks.” You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the “Risk Management” section under “MD&A,” which describes our approach to identifying, monitoring and managing the risks we assume in conducting our businesses and provides certain quantitative and qualitative disclosures about market risks. The risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Strategic, Business and Competitive Risks
The impact of the COVID-19 pandemic and the measures implemented to contain the spread of the virus have had, and are expected to continue to have, a material adverse impact on our business and results of operations.
The COVID-19 pandemic is having widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. The pandemic and containment measures have contributed to, among other things:
•Widespread changes to, and significant reductions in, household and business activity and consumer and business spending, as well as economic concerns and a rise in unemployment.
•Adverse impacts on our cobrand and other partners in the travel and airline industries, our GBT JV and on our third-party service providers, merchants, customer acquisition channels, processors, aggregators, network partners and other third parties that we rely on for services that are integral to our operations.
•Adverse impacts on the creditworthiness of our customers and other counterparties and their ability to pay amounts owed to us and our ability to collect such amounts and required increases in our reserves for credit losses.
•Adverse impacts on industries representing a significant portion of our billed business (including, but not limited to, travel and entertainment (T&E) spending).
•Adverse impacts on capital and credit market conditions and our deposit base, which may limit our access to funding, increase our cost of capital, and affect our ability to meet liquidity needs.
•An increased risk of significantly higher Card Member reimbursements for goods or services purchased from merchants that cease operations or are otherwise unable to ultimately provide those goods or services or, in the case of our business partners, impairments of rewards points we purchased from those partners.
•An increased strain on our risk management policies generally, including, but not limited to, the effectiveness and accuracy of our models, given the lack of data inputs and comparable precedent.
•An increased risk of impairment, restructuring or other charges, including as a result of impairment of the value of our investments and other assets.
•Adverse impacts on our daily business operations and our colleagues’ ability to perform necessary business functions, including as a result of illness, office closures and other limitations, or restrictions on movement.
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
•An increased risk of an information or cyber security incident, fraud, a failure to maintain the uninterrupted operation of our information systems or a failure in the effectiveness of our AML and other compliance programs due to, among other things, an increase in remote work.
These and other impacts of the COVID-19 pandemic may continue even after the outbreak has subsided and containment measures are lifted, and may exacerbate many of the other risks described in this “Risk Factors” section. The extent to which our business and results of operations will continue to be adversely affected will depend on numerous evolving factors and future developments that we are not able to predict, including the continued spread and severity of the virus and new variants; the imposition of further containment measures and their ability to control the spread of the virus; the availability, distribution and use of effective treatments and vaccines; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; the availability and effectiveness of government stimulus measures; and how quickly and to what extent normal operating conditions and customer behaviors resume, such as with respect to travel, dining and in-person events.
Difficult conditions in the business and economic environment, including as a result of the COVID-19 pandemic, have had and are expected to continue to have a material adverse effect on our business and results of operations.
We offer a broad array of products and services to consumers, small businesses and commercial clients and thus are very dependent upon the level of consumer and business activity and the demand for payment and financing products. Slow economic growth, economic contraction or shifts in broader consumer and business trends significantly impact customer behaviors, including spending on our cards, the ability and willingness of Card Members to borrow and pay amounts owed to us, and demand for fee-based products and services. Factors such as consumer spending and confidence, unemployment rates, business investment, geopolitical instability, public policy decisions, government spending, international trade relationships, interest rates, taxes, energy costs, the volatility and strength of the capital markets, inflation and deflation all affect the economic environment and, ultimately, our profitability. Such factors may also cause our earnings, billings, loan balances, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on our business, adversely affecting, and/or increasing the volatility of, the trading price of our common shares.
Spending at T&E merchants, for example, is sensitive to business and personal discretionary spending levels and circumstances impacting travel. We experienced the effects of this sensitivity in 2020 as a result of the COVID-19 pandemic, with T&E spending decreasing 61 percent compared to 2019, while non-T&E spending decreased 1 percent. Likewise, spending by small businesses and corporate clients, which comprised approximately 40 percent of our worldwide billed business during 2020, depends in part on the economic environment and a favorable climate for continued business investment and new business formation, as well as on related volumes of business travel. During the pandemic, Card Member billed business decreased 19 percent in 2020 compared to 2019.
Increases in delinquencies and write-off rates as a result of increases in bankruptcies, unemployment rates, changes in customer behaviors or otherwise could also have a material adverse effect on our results of operations. We increased our reserves for credit losses significantly in 2020 due to the deterioration of the global macroeconomic outlook.
The consequences of negative circumstances impacting us or the environment generally can be sudden and severe, as we experienced from the end of the first quarter into the second quarter of 2020 due to the pandemic.
Our business is subject to the effects of geopolitical events, weather, natural disasters, other catastrophic events and other conditions.
Geopolitical events, terrorist attacks, natural disasters, severe weather conditions, health pandemics, information or cyber security incidents (including intrusion into or degradation of systems or technology by cyberattacks) and other catastrophic events can have a material adverse effect on our business. Political and social conditions, fiscal and monetary policies, trade wars and tariffs, prolonged or recurring government shutdowns, regional or domestic hostilities and the prospect or occurrence of more widespread conflicts could also negatively affect consumer and business spending, including travel patterns and business investment, and demand for credit.
As noted above, the COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on our business and results of operations. Because of our proximity to the World Trade Center site, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. Recent hurricanes and other natural disasters have impacted spending and credit performance in the areas affected. Other disasters or catastrophic events in the future, and the impact of such events on certain industries or the overall economy, could have a negative effect on our business, results of operations and infrastructure, including our technology and systems. Climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events. Card Members in California, New York, Florida, Texas, Georgia and New Jersey account for a significant portion of U.S. Consumer billed business and Card Members loans, and our results of operations could be impacted by events or conditions that disproportionately or specifically affect one or more of those states.
Because we derive a portion of our revenues from travel-related spending, our business is sensitive to safety concerns related to travel and tourism, limitations on travel and mobility, and health-related risks, including travel restrictions and bans as a result of the COVID-19 pandemic and changes in customer behaviors that may continue even after the outbreak has subsided and containment measures are lifted, such as decisions to delay or forgo business or personal travel. In addition, disruptions in air travel and other forms of travel can result in the payment of claims under travel interruption insurance policies we offer.
The exit of the United Kingdom from the European Union could materially adversely impact our business, results of operations and financial condition.
Our business in the United Kingdom and elsewhere may be negatively impacted by the exit of the United Kingdom from the EU (commonly referred to as Brexit), including from a deterioration of the economic environment in the United Kingdom and other countries in which we operate. While a trade deal was agreed to between the United Kingdom and the EU at the end of 2020, the financial, trade and legal implications of Brexit remain uncertain. As of December 31, 2020, the United Kingdom constituted approximately 4 percent of our worldwide billed business and the EMEA (Europe, Middle East and Africa) region as a whole constituted approximately 9 percent.
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
We believe Visa and Mastercard are larger than we are in most countries based on billed business volumes. As a result, card issuers and acquirers on the Visa and Mastercard networks may be able to benefit from the dominant position, scale, resources, marketing and pricing of those networks. Our business may also be negatively affected if we are unable to continue increasing merchant acceptance (including by merchants that accept cards on the Visa and Mastercard networks) and perceptions of coverage, or if our Card Members do not experience welcome acceptance of our cards.
Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have and may offer richer value propositions or a wider range of programs and services than we offer or may use more effective advertising, marketing or cross-selling strategies to acquire and retain more customers, capture a greater share of spending and borrowings, establish and develop more attractive cobrand card and other partner programs and maintain greater merchant acceptance than we have. We may not be able to compete effectively against these threats or respond or adapt to changes in consumer spending habits as effectively as our competitors. Costs such as Card Member rewards and Card Member services expenses could continue to increase as we improve our value propositions for Card Members, including in response to increased competition.
Spending on our cards could continue to be impacted by increasing consumer usage of credit and debit cards issued on other networks, as well as adoption of alternative payment mechanisms, systems and products. The fragmentation of customer spending to take advantage of different merchant or card incentives or for convenience with technological solutions may continue to increase. Revolving credit balances on our cards could also be impacted by alternative financing providers, such as point-of-sale lenders. To the extent other payment and financing mechanisms, systems and products continue to successfully expand, our discount revenues earned from Card Member spending and our net interest income earned from Card Member borrowing could be negatively impacted. In addition, companies that control access to consumer and merchant payment method choices at the point of sale or through digital wallets, commerce-related experiences, mobile applications or other technologies could choose not to accept, suppress use of, or degrade the experience of using our products or could restrict our access to our customers and transaction data. Such companies could also require payments from us to participate in such digital wallets, experiences or applications or negotiate incentives or pricing concessions, impacting our profitability on transactions.
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
To the extent we expand into new business areas and new geographic regions, such as mainland China, we will face competitors with more experience and more established relationships with relevant customers, regulators and industry participants, which could adversely affect our ability to compete. Laws and business practices that favor local competitors, require card transactions to be routed over domestic networks or prohibit or limit foreign ownership of certain businesses could limit our growth in international regions. We may face additional compliance and regulatory risks to the extent that we expand into new business areas, and we may need to dedicate more expense, time and resources to comply with regulatory requirements than our competitors, particularly those that are not regulated financial institutions.
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
In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Delta, Marriott, Hilton and British Airways, as well as many others globally, to offer cobranded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, including Delta and others in the airline industry, to offer benefits to Card Member participants. See “Partners and Relationships” under “Business” for additional information on our business partnerships, including with Delta.
Competition for relationships with key business partners is very intense and there can be no assurance we will be able to grow or maintain these partner relationships or that they will remain as profitable. Establishing and retaining attractive cobrand card partnerships is particularly competitive among card issuers and networks as these partnerships typically appeal to high-spending loyal customers. All of our cobrand portfolios in the aggregate accounted for approximately 19 percent of our worldwide billed business for the year ended December 31, 2020. Card Member loans related to our cobrand portfolios accounted for approximately 37 percent of our worldwide Card Member loans as of December 31, 2020.
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
Our success is, in many ways, dependent on the success of our partners. From customer acquisition to cobranding arrangements, from participation in our rewards programs to facilitating B2B supplier payments for our corporate clients, we rely on our business partners across many aspects of our company and our arrangements with business partners represent a significant portion of our business. Some of our partners manage certain aspects of our customer relationships, such as our OptBlue partners. To the extent any of our partners fail to effectively promote and support our products, experience a slowdown in their business, operational disruptions, reputational issues or loss of consumer confidence, or are otherwise unable to meet our expectations or those of their other stakeholders, our business may be materially negatively impacted. We face the risk that existing relationships will be renegotiated with less favorable terms for us or that we may be unable to renegotiate on terms that are acceptable to us. In addition, we may be obligated to make or accelerate payments to certain business partners such as cobrand partners upon the occurrence of certain triggering events such as a shortfall in certain performance and revenue levels. If we are not able to effectively manage these triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. See “Contractual Obligations” under “MD&A” for additional information on financial commitments related to agreements with certain cobrand partners.
Similarly, we are exposed to risk from bankruptcies, liquidations, insolvencies, financial distress, restructurings, consolidations and other similar events that may occur in any industry representing a significant portion of our billed business, which could negatively impact particular card products and services (and billed business generally) and our financial condition and results of operations. During 2020, we pre-purchased loyalty points from certain of our travel cobrand partners, which we may use for future promotions, rewards and incentive programs for our customers. To the extent such partners cease operations or the loyalty points are no longer desired by our customers, the value of the pre-purchased points may be diminished and may result in an impairment charge. We could also be materially impacted if we were obligated or elected to reimburse Card Members for products and services purchased from merchants that have ceased operations or stopped accepting our cards. For example, we are exposed to credit risk in the airline industry to the extent we protect Card Members against non-delivery of goods and services, such as where we have remitted payment to an airline for a Card Member purchase of tickets that have not yet been used or “flown.” If we are unable to collect the amount from the airline, we may bear the loss for the amount credited to the Card Member. At December 31, 2020, our best estimate of the maximum amount of billed business volumes for goods and services that had yet to be delivered by, or could be charged back to, merchants was $19 billion. This amount assumes all such merchants worldwide cease operations and thus are no longer available to deliver such goods and services or to accept such chargebacks, and that all such billed business results in claims-in-full by Card Members. Such a maximum amount has not been indicative of our actual loss exposure in the past and we have not experienced significant losses related to these exposures to date; however, our historical experience may not be representative in the current environment given the economic and financial disruptions, particularly to travel, caused by the COVID-19 pandemic and resulting containment measures. See Note 12 to the “Consolidated Financial Statements” for additional information regarding this exposure.
For additional information relating to the general risks related to the airline industry, see “Risk Management—Institutional Credit Risk—Exposure to the Airline and Travel Industry” under “MD&A.”
We face continued intense competitive pressure that may materially impact the prices we charge for accepting our cards for payment for goods and services, as well as the risk of losing merchant relationships, which could have a material adverse impact on our business and results of operations.
We face pressure from competitors that primarily rely on sources of revenue other than discount revenue or have lower costs that can make their pricing for card acceptance more attractive. Merchants, business partners and third-party merchant acquirers and aggregators are also able to negotiate incentives, pricing concessions and other contractual benefits from us as a condition to accepting our cards, being cobrand partners or signing merchants on our behalf. As merchants become even larger (such as the largest tech companies), we may have to increase the amount of incentives and/or concessions we provide to such merchants. We also face the risk of losing a merchant relationship that could materially adversely affect our billed business volumes, ability to retain current Card Members and attract new Card Members and therefore, our business and results of operations.
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
A continuing priority of ours is to drive greater and differentiated value to our merchants that, if not successful, could negatively impact our discount revenue and financial results. We may not succeed in maintaining merchant discount rates or offsetting the impact of declining merchant discount rates, for the reasons discussed above and others, which could materially and adversely affect our revenues and profitability, and therefore our ability to invest in innovation and in value-added services for merchants and Card Members.
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
We also encounter merchants that accept our cards, but tell their customers that they prefer to accept another type of payment or otherwise seek to suppress use of our cards. Our Card Members value the ability to use their cards where and when they want to, and we, therefore, take steps to meet our Card Members’ expectations and to protect the American Express brand by prohibiting this form of discrimination, subject to local legal requirements. When we work with merchant acquirers, aggregators and processors to manage certain aspects of the merchant relationship, we are dependent on them to promote and support the acceptance and usage of our cards, but such third parties may have business interests, strategies or goals that are inconsistent with ours.
If surcharging, steering or other forms of discrimination become widespread, American Express cards and credit and charge cards generally could become less desirable to consumers, which could result in a decrease in cards-in-force and transaction volumes. The impact could vary depending on such factors as: the industry or manner in which a surcharge is levied; how Card Members are surcharged or steered to other card products or payment forms at the point of sale; the ease and speed of implementation for merchants, including as a result of new or emerging technologies; the size and recurrence of the underlying charges; and whether and to what extent these actions are applied to other forms of payment, including whether it varies depending on the type of card (e.g., credit or debit), product, network, acquirer or issuer. Discrimination against American Express cards could have a material adverse effect on our business, financial condition and results of operations, particularly where it only or disproportionately impacts credit card usage, our Card Members or our business.
We may not be successful in our efforts to promote card usage through marketing and promotion, merchant acceptance and Card Member rewards and services, or to effectively control the costs of such investments, both of which may materially impact our profitability.
Revenue growth is dependent on increasing consumer and business spending on our cards, growing loan balances and increasing fee revenue. We have been investing in a number of growth initiatives, including to attract new Card Members, reduce Card Member attrition and capture a greater share of customers’ total spending and borrowings. There can be no assurance that our investments to acquire Card Members, provide differentiated features and services and increase usage of our cards will continue to be effective, particularly with changing consumer and business behaviors as a result of the COVID-19 pandemic. In addition, if we develop new products or offers that attract customers looking for short-term incentives rather than incentivize long-term loyalty, Card Member attrition and costs could increase. Increasing spending on our cards also depends on our continued expansion of merchant acceptance of our cards. If we are unable to continue growing merchant acceptance and perceptions of coverage or merchants decide to no longer accept American Express cards, our business could suffer. Expanding our service offerings, adding customer acquisition channels and forming new partnerships or renewing current partnerships could have higher costs than our current arrangements, and could adversely impact our average discount rate or dilute our brand.
Another way we invest in customer value is through our Membership Rewards program, as well as other Card Member benefits. Any significant change in, or failure by management to reasonably estimate, actual redemptions of Membership Rewards points and associated redemption costs could adversely affect our profitability. We rely on third parties for certain redemption options and may not be able to continue to offer such redemption options in the future, which could diminish the value of the program for our Card Members. Our two largest redemption partners are Amazon and Delta. In addition, many credit card issuers have instituted rewards and cobrand programs and may introduce programs and services that are similar to or more attractive than ours. Our inability to differentiate our products and services could materially adversely affect us.
We may not be able to cost-effectively manage and expand Card Member benefits, including containing the growth of marketing, promotion, rewards and Card Member services expenses in the future. If such expenses increase beyond our expectations, we will need to find ways to offset the financial impact by increasing payment volumes, increasing other areas of revenues such as fee-based revenues, or both. We may not succeed in doing so, particularly in the current competitive and regulatory environment.
Our brand and reputation are key assets of our Company, and our business may be materially affected by how we are perceived in the marketplace.
Our brand and its attributes are key assets, and we believe our continued success depends on our ability to preserve, grow and realize the benefits of the value of our brand. Our ability to attract and retain consumer and small business Card Members and corporate clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, privacy and data protection, management, workplace culture, merchant acceptance, financial condition, response to political and social issues or catastrophic events (including our response to the COVID-19 pandemic and natural disasters) and other subjective qualities. Negative perceptions or publicity regarding these matters — even if related to seemingly isolated incidents and whether or not factually correct—could erode trust and confidence and damage our reputation among existing and potential Card Members, corporate clients, merchants and partners, which could make it difficult for us to attract new customers and maintain existing ones. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including card practices, regulatory compliance, the use and protection of customer information, conduct by our colleagues and policy engagement, including activities of the American Express Company Political Action Committee, and from actions taken by regulators or others in response thereto. Discussion about such matters in social media channels can also cause rapid, widespread reputational harm to our brand.
Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of or controversy related to a third-party vendor, business partner, merchant acquirer or network partner may be attributed by Card Members and merchants to us, thus damaging our reputation and brand value. Acceptance of American Express cards by merchants in certain industries can also affect perceptions of us. The lack of acceptance, suppression of card usage or surcharging by merchants can also negatively impact perceptions of our brand and our products, lower overall transaction volume and increase the attractiveness of other payment products or systems. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a corporation with headquarters and operations located in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our business volumes, revenues and profitability.
A major information or cyber security incident or an increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our cards.
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
Global financial institutions like us, as well as our customers, colleagues, regulators, vendors and other third parties, have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. For example, we and other U.S. financial services providers have been the target of distributed denial-of-service attacks from sophisticated third parties. These threats can arise from external parties as well as insiders who knowingly or unknowingly engage in or enable malicious cyber activities.
We develop and maintain systems and processes aimed at detecting and preventing information and cyber security incidents and fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of information and cyber security incidents, malicious social engineering, corporate espionage, fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. Risks associated with such incidents and activities include theft of funds and other monetary loss, the disruption of our operations and the unauthorized disclosure, release, gathering, monitoring, misuse, modification, loss or destruction of confidential, proprietary, trade secret or other information (including account data information), the effects of which could be compounded if not detected or reported quickly. Indeed, an information or cyber security incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered.
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

Our information technology systems, including our transaction authorization, clearing and settlement systems, and data centers, may experience service disruptions or degradation because of technology malfunction, sudden increases in customer transaction volume, natural disasters, accidents, power outages, internet outages, telecommunications failures, fraud, denial-of-service and other cyberattacks, terrorism, computer viruses, vulnerabilities in hardware or software, physical or electronic break-ins, or similar events. Service disruptions or degradations could prevent access to our online services and account information, compromise or limit access to company or customer data, impede transaction processing and financial reporting, and lead to regulatory investigations and fines, increased regulatory oversight and litigation (including class action litigation). Any such service disruption or degradation could adversely affect the perception of the reliability of our products and services and materially adversely affect our overall business, reputation and results of operations.
We rely on third-party providers for acquiring and servicing customers, technology, platforms and other services integral to the operations of our businesses. These third parties may act in ways that could materially harm our business.
We rely on third-party service providers, cobrand partners, merchants, customer acquisition channels, processors, aggregators, network partners and other third parties for services that are integral to our operations and are subject to the risk that activities of such third parties may adversely affect our business. As outsourcing, specialization of functions, third-party digital services and technology innovation within the payments industry increase (including with respect to mobile technologies, tokenization, big data, artificial intelligence and cloud storage solutions), more third parties are involved in processing card transactions and handling our data. For example, we rely on third parties for the timely transmission of accurate information across our global network, card acquisition and provision of services to our customers. If a service provider or other third party ceases to provide the data quality or communications capacity we expect or services upon which we rely, as a result of natural disaster, operational disruptions or errors, including as a result of the impacts of COVID-19, terrorism, information or cyber security incidents, or any other reason, the failure could interrupt or compromise the quality of our services to customers or impact our business. A disruption or other event at a third party affecting one of our service providers or partners could also impede their ability to provide to us services or data on which we rely to operate our business. Service providers or other third parties could also cease providing data to us or use our data in a way that diminishes the value of our closed loop.
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
The management and oversight of multiple vendors increases our operational complexity and governance challenges and decreases our control. A failure to exercise adequate oversight over service providers, including compliance with service level agreements or regulatory or legal requirements, could result in regulatory actions, fines, litigation, sanctions or economic and reputational harm to us. In addition, we may not be able to effectively monitor or mitigate operational risks relating to our third-party providers' service providers. We are also exposed to the risk that a service disruption at a service provider common to our third-party providers could impede their ability to provide services to us. Notwithstanding any attempts to diversify our reliance on third parties, we may not be able to effectively mitigate operational risks relating to our third-party providers’ use of common service providers.
If we are not able to invest successfully in, and compete at the leading edge of, technological developments across all our businesses, our revenue and profitability could be materially adversely affected.
Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in technology across all areas of our business, including in transaction processing, data management and analytics, machine learning and artificial intelligence, customer interactions and communications, open banking and alternative payment and financing mechanisms, authentication technologies and digital identification, tokenization, real-time settlement, and risk management and compliance systems. Incorporating new technologies into our products and services, including developing the appropriate governance and controls consistent with regulatory expectations, requires substantial expenditures and takes considerable time, and ultimately may not be successful. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, our existing technology.
The process of developing new products and services, enhancing existing products and services and adapting to technological changes and evolving industry standards is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly impede our ability to compete effectively. Consumer and merchant adoption is a key competitive factor and our competitors may develop products, platforms or technologies that become more widely adopted than ours. In addition, we may underestimate the time and expense we must invest in new products and services before they generate significant revenues, if at all. Our use of artificial intelligence and machine learning is subject to risks related to flaws in our algorithms and datasets that may be insufficient or contain biased information. These deficiencies could undermine the decisions, predictions or analysis such technologies produce, subjecting us to competitive harm, legal liability, and brand or reputational harm.

Our ability to develop, acquire or access competitive technologies or business processes on acceptable terms may also be limited by intellectual property rights that third parties, including those that current and potential competitors, may assert. In addition, our ability to adopt new technologies may be inhibited by the emergence of industry-wide standards, a changing legislative and regulatory environment, an inability to develop appropriate governance and controls, a lack of internal product and engineering expertise, resistance to change from Card Members or merchants, lack of appropriate change management processes or the complexity of our systems.
We may not be successful in realizing the benefits associated with our acquisitions, strategic alliances, joint ventures and investment activity, and our business and reputation could be materially adversely affected.
We have acquired a number of businesses, including Kabbage, and have made a number of strategic investments, and continue to evaluate potential transactions. There is no assurance that we will be able to successfully identify suitable candidates, value potential investment or acquisition opportunities accurately, negotiate acceptable terms for those opportunities, or complete proposed acquisitions and investments. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures, result in unanticipated liabilities, including legal claims, violations of laws, commercial disputes and information security vulnerabilities or breaches (including from not integrating the acquired company, business or technology quickly or appropriately, from activities that occurred prior to the acquisition, and from exposure to third party relationships of the acquired company or business or new laws and regulations), and harm our business generally. It may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could materially adversely affect our business and operating results, including as a result of write-downs of goodwill and other intangible assets.
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
Joint ventures, including our GBT JV and our joint venture in China, and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment, including as a result of becoming subject to different laws or regulations. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours. For example, trade secrets and other proprietary information we may provide to a joint venture may become available to third parties beyond our control. The ability to enforce intellectual property and contractual rights to prevent disclosure of our trade secrets and other proprietary information may be limited in certain jurisdictions. Business decisions or other actions or omissions of the joint venture partner, controlling shareholders or management may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation and brand.
Our success is dependent on maintaining a culture of integrity and respect, the resilience of our colleagues through the pandemic, and upon our executive officers and other key personnel, and misconduct by or loss of key personnel could materially adversely affect our business.
We rely upon our key personnel not only for business success, but also to lead with integrity and promote a culture of respect. To the extent our leaders behave in a manner that does not comport with our company’s values, the consequences to our brand and reputation could be severe and could negatively affect our financial condition and results of operations. Our colleagues have had to adapt to rapidly changing conditions during the pandemic, and if we are unable to continue addressing the safety, health and productivity of our colleagues, our business could suffer.
The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel who voluntarily or involuntarily leave the company. Changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations or other changes in the legal or regulatory environment, including as a result of Brexit, can also impair our ability to attract and retain qualified personnel, or to employ such personnel in the location(s) of our choice. Our compensation practices are subject to review and oversight by the Federal Reserve and the compensation practices of AENB are subject to review and oversight by the OCC. This regulatory review and oversight could further affect our ability to attract and retain our executive officers and other key personnel. The loss of key personnel could materially adversely affect our business.
Legal, Regulatory and Compliance Risks
Our business is subject to comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition.

We are subject to comprehensive government regulation and supervision in jurisdictions around the world, which significantly affects our business and requires continual enhancement of our compliance efforts. Supervision efforts and the enforcement of existing laws and regulations impact the scope and profitability of our existing business activities, limit our ability to pursue certain business opportunities and adopt new technologies, compromise our competitive position, and affect our relationships with Card Members, partners, merchants, vendors and other third parties. New laws or regulations could similarly affect our business, increase our costs of doing business and require us to change certain of our business practices and invest significant management attention and resources, all of which could adversely affect our results of operations and financial condition. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another. To the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face complexity and additional costs in our compliance efforts.
If we fail to satisfy regulatory requirements or maintain our financial holding company status, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain business activities or acquisitions, which could compromise our competitive position. Additionally, our banking regulators have wide discretion in the examination and the enforcement of applicable banking statutes and regulations and may restrict our ability to engage in certain business activities or acquisitions or require us to maintain more capital.
In recent years, legislators and regulators have focused on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa and Mastercard and the fees merchants are charged to accept cards. Even where we are not directly regulated, regulation of bankcard fees significantly negatively impacts the discount revenue derived from our business, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants, including terms relating to non-discrimination and honor-all-cards. For example, we have exited our network businesses in the EU and Australia as a result of regulation in those jurisdictions. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when we work with cobrand partners and agents in the EU. In a ruling issued on February 7, 2018, the EU Court of Justice confirmed the validity of the application of the fee caps and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although the ruling provided only limited guidance as to when or how the provisions might apply in such circumstances and remains subject to differing interpretations by regulators and participants in cobrand arrangements. As a result, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU.
We are subject to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act and the AMLA, with regard to maintaining effective AML programs. Similar AML requirements apply under the laws of most jurisdictions where we operate. As regulators increase their focus in this area, we are likely to face increased costs related to oversight, supervision and fines and changes to our business practices, including restrictions with respect to the types of products and services we may offer, the countries in which our cards may be used, and the types of customers and merchants who can obtain or accept our cards. Emerging technologies, such as digital currencies, could limit our ability to track the movement of funds. Money laundering, terrorist financing and other illicit activities involving our business could result in enforcement action, and our reputation may suffer due to our customers’ association with certain countries, persons or entities or the existence of any such transactions.
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
Businesses in the financial services and payments industries have historically been subject to significant legal actions, including class action lawsuits. Many of these actions have included claims for substantial compensatory or punitive damages. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future, including as a result of regulation that would require that our consumer arbitration clause not apply to cases filed in court as class actions, and claims of the type we previously arbitrated could be subject to the complexities, risks and costs associated with class action cases. The continued focus of merchants on issues relating to the acceptance of various forms of payment may lead to additional litigation and other legal actions. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur from litigation.
We have been subject to regulatory actions and may continue to be subject to such actions, including governmental inquiries, investigations and enforcement proceedings, in the event of noncompliance or alleged noncompliance with laws or regulations. External publicity concerning investigations, including those that are narrow in scope, can increase their scope and scale and lead to further regulatory inquiries. Beginning in May 2020, we began responding to a regulatory review led by the OCC and the Department of Justice Civil Division regarding historical sales practices relating to certain small business card sales. We also conducted an internal review of certain sales from 2015 and 2016 and have taken appropriate disciplinary and remedial actions, including voluntarily providing remediation to certain current and former customers. Information regarding our investigation has been provided to our other regulators, including the Federal Reserve. In January 2021, we received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York regarding the sales practices for small business cards and a Civil Investigative Demand from the CFPB seeking information on sales practices related to consumers. We are cooperating with all of these inquiries and have continued to enhance our controls related to our sales practices. We do not believe this matter will have a material adverse impact on our business or results of operations.
We expect that regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, among other limitations that could adversely affect our business. In addition, a violation of law or regulation by another financial institution could give rise to an investigation by regulators and other governmental agencies of the same or similar practices by us. Further, a single event may give rise to numerous and overlapping investigations and proceedings. Regulatory action could subject us to significant fines, penalties or other requirements resulting in Card Member reimbursements, increased expenses, limitations or conditions on our business activities, and damage to our reputation and our brand, all of which could adversely affect our results of operations and financial condition.
Governmental authorities have adopted or proposed measures to provide economic assistance to individual households and businesses, stabilize markets and support economic growth. The future success of these measures is unknown and they may not be sufficient to mitigate the negative impact of the pandemic. Additionally, some measures, such as a suspension of loan payments and encouragement of forbearances, may have a negative impact on our business, results of operations and financial condition. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions, such as a renewed focus on fair lending laws, and actions governmental authorities take in response to those conditions, including participation in the PPP.
Legal proceedings regarding provisions in our merchant contracts, including non-discrimination and honor-all-cards provisions, could have a material adverse effect on our business and result in additional litigation and/or arbitrations, substantial monetary damages and damage to our reputation and brand.
We are, and have been in the past, a defendant in a number of actions, including legal proceedings and proposed class actions filed by merchants, challenging certain provisions of our card acceptance agreements. See Note 12 to the "Consolidated Financial Statements" for a description of our outstanding material legal proceedings.
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
Failure to meet current or future capital or liquidity requirements could compromise our competitive position and could result in restrictions imposed by the Federal Reserve, including limiting our ability to pay dividends, repurchase our capital stock, invest in our business, expand our business or engage in acquisitions. Some elements of the capital and liquidity regimes are not yet final and certain developments could significantly impact the requirements applicable to financial institutions. For example, the Basel Committee finalized revisions to the standardized approach for credit risk and operational risk capital requirements. If these revisions are adopted in the United States, we could be required to hold significantly more capital. In addition, it may be necessary for us to hold additional capital because of an increase in the SCB requirement based on the results from a supervisory stress test.
Compliance with capital adequacy and liquidity rules requires a material investment of resources. An inability to meet regulatory expectations regarding our compliance with applicable capital adequacy and liquidity rules may also negatively impact the assessment of us and our U.S. bank subsidiary by federal banking regulators.

For more information on capital adequacy requirements, see “Capital and Liquidity Regulation” under “Supervision and Regulation.”
We are subject to restrictions that limit our ability to pay dividends and repurchase our capital stock. Our subsidiaries are also subject to restrictions that limit their ability to pay dividends to us, which may adversely affect our liquidity.
We are limited in our ability to pay dividends and repurchase capital stock by our regulators, who have broad authority to prohibit any action that would be considered an unsafe or unsound banking practice. For example, the Federal Reserve prohibited share repurchases in the third and fourth quarters of 2020 for all banking organizations participating in CCAR and has limited distributions for the first quarter of 2021. We are subject to a requirement to submit capital plans to the Federal Reserve for review that include, among other things, projected dividend payments and repurchases of capital stock. As part of the capital planning and stress testing process, our proposed capital actions are assessed against our ability to satisfy applicable capital requirements in the event of a stressed market environment. If we fail to satisfy applicable capital requirements, including the stress capital buffer, our ability to undertake capital actions may be restricted.
Our ability to declare or pay dividends on, or to purchase, redeem or otherwise acquire, shares of our common stock will be prohibited, subject to certain exceptions, in the event that we do not declare and pay in full dividends for the last preceding dividend period of our Series B and Series C preferred stock.
American Express Company relies on dividends from its subsidiaries for liquidity, and such dividends may be limited by law, regulation or supervisory policy. For example, our U.S. bank subsidiary, AENB, is subject to various statutory and regulatory limitations on its declaration and payment of dividends. These limitations may hinder our ability to access funds we may need to make payments on our obligations, make dividend payments on outstanding American Express Company capital stock or otherwise achieve strategic objectives.
Any future reduction or elimination of our common stock dividend or share repurchase program could adversely affect the market price of our common stock and market perceptions of American Express. For more information on bank holding company and depository institution dividend restrictions, see “Stress Testing and Capital Planning” and “Dividends and Other Capital Distributions” under “Supervision and Regulation,” as well as “Consolidated Capital Resources and Liquidity—Dividends and Share Repurchases” under “MD&A” and Note 22 to our “Consolidated Financial Statements.”
Regulation in the areas of privacy, data protection, data governance, account access and information and cyber security could increase our costs and affect or limit our business opportunities and how we collect and/or use personal information.
Legislators and regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, data protection, data governance, account access and information and cyber security laws, including data localization, authentication and notification laws. As such laws are interpreted and applied (in some cases, with significant differences or conflicting requirements across jurisdictions), compliance and technology costs will continue to increase, particularly in the context of ensuring that adequate data governance, data protection, data transfer and account access mechanisms are in place.
Compliance with current or future privacy, data protection, data governance, account access and information and cyber security laws could significantly impact our collection, use, sharing, retention and safeguarding of consumer and/or colleague information and could restrict our ability to fully maximize our closed-loop capability or provide certain products and services, which could materially and adversely affect our profitability. Our failure to comply with such laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our cards and damage to our reputation and our brand. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information and cyber security in the United States, the EU and various other countries in which we operate.
For more information on regulatory and legislative activity in this area, see “Privacy, Data Protection, Data Governance, Information and Cyber Security” under “Supervision and Regulation.”
We may not be able to effectively manage the operational and compliance risks to which we are exposed.
We consider operational risk to be the risk of loss due to, among other things, inadequate or failed processes, people or information systems, or impacts from the external environment (e.g., natural disasters). Operational risk includes, among others, the risk that error or misconduct could result in a material financial misstatement, a failure to monitor a third party’s compliance with regulatory or legal requirements, or a failure to adequately monitor and control access to, or use of, data in our systems we grant to third parties. As processes or organizations are changed, or new products and services are introduced, we may not fully appreciate or identify new operational risks that may arise from such changes. Through human error, fraud or malfeasance, conduct risk can result in harm to customers, broader markets and the company and its employees.
Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. We need to continually update and enhance our control environment to address operational and compliance risks. Operational and compliance failures or deficiencies in our control environment can expose us to reputational and legal risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.
If we are not able to protect our intellectual property, or successfully defend against any infringement or misappropriation assertions brought against us, our revenue and profitability could be negatively affected.
We rely on a variety of measures to protect our intellectual property and control access to, and distribution of, our trade secrets and other proprietary information. These measures may not prevent infringement of our intellectual property rights or misappropriation of our proprietary information and a resulting loss of competitive advantage. The ability to enforce intellectual property rights to prevent disclosure of our trade secrets and other proprietary information may be limited in certain jurisdictions. In addition, competitors or other third parties may allege that our products, systems, processes or technologies infringe on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environments in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, a future assertion of an infringement or misappropriation claim against us could cause us to lose significant revenues, incur significant defense, license, royalty or technology development expenses, and/or pay significant monetary damages.
Tax legislative initiatives or assessments could adversely affect our results of operations and financial condition.
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
New tax legislative initiatives, including increases in the corporate tax rate, may be enacted, impacting our effective tax rate and potentially adversely affecting our tax positions or tax liabilities. In addition, unilateral or multi-jurisdictional actions by various tax authorities, including an increase in tax audit activity, could have an adverse impact on our tax liabilities.
Credit, Liquidity and Market Risks
Our risk management policies and procedures may not be effective.
Our risk management framework seeks to identify and mitigate risk and appropriately balance risk and return. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques, such as our hedging strategies, may not be fully effective. There may also be risks that exist, or develop in the future, that we have not appropriately identified or mitigated. As regulations and competition continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.
Management of our risks in some cases depends upon the use of analytical and/or forecasting models. Although we have a governance framework for model development and independent model validation, the modeling methodology or key assumptions could be erroneous or the models could be misused. In addition, issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, could result in ineffective or inaccurate model outputs and reports. For example, models based on historical data sets might not be accurate predictors of future outcomes and their ability to appropriately predict future outcomes may degrade over time. The CECL methodology requires measurement of expected credit losses for the estimated life of certain financial instruments, not only based on historical experience and current conditions, but also by including forecasts incorporating forward-looking information. Our ability to accurately forecast future losses under that methodology may be impaired by the significant uncertainty surrounding the pandemic and the lack of comparable precedent. If our business decisions or estimates for credit losses are based on incorrect or misused models and assumptions or we fail to manage data inputs effectively and to aggregate or analyze data in an accurate and timely manner, our results of operations and financial condition may be materially adversely affected.
We are exposed to credit risk and trends that affect Card Member spending and the ability of customers and partners to pay us, which could have a material adverse effect on our results of operations and financial condition.
We are exposed to both individual credit risk, principally from consumer and small business Card Member loans and receivables, and institutional credit risk, principally from corporate Card Member loans and receivables, merchants, network partners, loyalty coalition partners and treasury and investment counterparties. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. General economic factors, such as GDP, unemployment, inflation and interest rates, may result in greater delinquencies that lead to greater credit losses. A customer’s ability and willingness to repay us can be negatively impacted not only by economic, market, political and social conditions but also by a customer’s other payment obligations, and increasing leverage can result in a higher risk that customers will default or become delinquent in their obligations to us. Our caution about the potential for a significant downturn in the pace of economic recovery is reflected in the macroeconomic outlook that informs our reserves for credit losses.
We rely principally on the customer’s creditworthiness for repayment of loans or receivables and therefore have no other recourse for collection. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk prove inaccurate in predicting future losses, which could cause our losses to rise and have a negative impact on our results of operations. Further, our pricing strategies may not offset the negative impact on profitability caused by increases in delinquencies and losses; thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. Although we make estimates to provide for credit losses in our outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information we use in managing our credit risk may be inaccurate or incomplete.
Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for credit losses. Higher write-off rates and the resulting increase in our reserves for credit losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.
Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk or collect amounts owed to us may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, minimum payment regulations and re-age guidance). Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic conditions (particularly in the United States where, for example, Card Members were responsible for approximately 87 percent of our total Card Member loans outstanding as of December 31, 2020), increases in the level of loan balances, changes in our mix of business or otherwise, could require us to increase our provisions for losses and could have a material adverse effect on our results of operations and financial condition.
Interest rate changes could materially adversely affect our earnings.
Our interest expense was approximately $2.1 billion for the year ended December 31, 2020. If the rate of interest we pay on our borrowings increases more or decreases less than the rate of interest we earn on our loans, our net interest yield, and consequently our net interest income, could decrease. As of December 31, 2020, a hypothetical immediate 100 basis point increase in market interest rates would have a detrimental impact on our annual net interest income of up to $113 million. A hypothetical immediate 100 basis point decrease in market interest rates would have a smaller but still detrimental impact on our annual net interest income. We expect the rates we pay on our deposits will change if benchmark interest rates change. In addition, interest rate changes may affect customer behavior, such as impacting the loan balances Card Members carry on their credit cards or their ability to make payments as higher interest rates lead to higher payment requirements, further impacting our results of operations. For a further discussion of our interest rate risk, see “Risk Management ― Market Risk Management Process” under “MD&A.”
The discontinuance of LIBOR may negatively impact our access to funding and the value of our financial instruments and commercial agreements.
Central banks and global regulators have called for financial market participants to prepare for the discontinuance of the London interbank offered rate (LIBOR) and the establishment of alternative reference rates. Certain of our financial instruments and commercial agreements reference LIBOR, which will need to be amended or otherwise modified to replace LIBOR with an alternative reference rate. Some of those instruments and agreements contain provisions to replace LIBOR as the benchmark following the occurrence of specified transition events. Such provisions may not be sufficient to trigger a change in the benchmark at all times when LIBOR is no longer representative of market interest rates, or that these events will align with similar events in the market generally or in other parts of the financial markets, such as the derivatives market.
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
Uncertainty as to the nature and timing of the potential discontinuance or modification of LIBOR, the replacement of LIBOR with one or more alternative reference rates or other reforms may negatively impact market liquidity, our access to funding and the trading market for our financial instruments. Furthermore, the timing of implementation and use of alternative reference rates and corresponding adjustments or other reforms could be subject to disputes, could cause the interest payable on our outstanding financial instruments and commercial agreements to be materially different than expected and may impact the value of such instruments and agreements.

Adverse market conditions may significantly affect our access to, and cost of, capital and ability to meet liquidity needs.
Our ability to obtain financing in the debt capital markets for unsecured term debt and asset securitizations is dependent on financial market conditions. Disruptions, uncertainty or volatility across the financial markets, as well as adverse developments affecting our competitors and the financial industry generally, could negatively impact market liquidity and limit our access to funding required to operate our business. Such market conditions may also limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements and access the funding necessary to grow our business. In some circumstances, we may incur an unattractive cost to raise capital, which could decrease profitability and significantly reduce financial flexibility. For a further discussion of our liquidity and funding needs, see “Consolidated Capital Resources and Liquidity” under “MD&A.”
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
During 2020, approximately 22 percent of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and accordingly the revenue we generate outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar (including as a result of Brexit), which could have a material adverse effect on our results of operations.
Foreign exchange regulations or capital controls might restrict or prohibit the conversion of other currencies into U.S. dollars or our ability to transfer them. Political and economic conditions in other countries could also impact the availability of foreign exchange for the payment to us by the local card issuer for obligations arising out of local Card Members’ spending outside such country and for the payment by Card Members who are billed in a currency other than their local currency. Substantial and sudden devaluation of local Card Members’ currency can also affect their ability to make payments to the local issuer of the card in connection with spending outside the local country. The occurrence of any of these circumstances could further impact our results of operations.
An inability to accept or maintain deposits due to market demand or regulatory constraints could materially adversely affect our liquidity position and our ability to fund our business.
Our U.S. bank subsidiary, AENB, accepts deposits directly from consumers, as well as from individuals through third-party brokerage networks, and uses the proceeds as a source of funding. As of December 31, 2020, we had approximately $86 billion in total U.S. retail deposits, a portion of which had been raised through third-party brokerage networks. We face strong and increasing competition with regard to deposits, and pricing and product changes may adversely affect our ability to attract and retain cost-effective deposit balances. To the extent we offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.
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
Market risk includes the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact our financial condition. We held approximately $22 billion of investment securities as of December 31, 2020. In the event that actual default rates of these investment securities were to significantly change from historical patterns due to economic conditions or otherwise, it could have a material adverse impact on the value of our investment portfolio, potentially resulting in impairment charges. Defaults or economic disruptions, even in countries or territories in which we do not have material investment exposure, conduct business or have operations, could adversely affect us.

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
Other owned or leased principal locations include American Express offices in Phoenix, Arizona, Sunrise, Florida, Gurgaon, India, Brighton, England, Manila, Philippines, Tokyo, Japan, Kuala Lumpur, Malaysia and Sydney, Australia; the American Express data centers in Phoenix, Arizona and Greensboro, North Carolina; the headquarters for AENB in Sandy, Utah; the headquarters for American Express Services Europe Limited in London, England; the headquarters for American Express Europe, S.A. in Madrid, Spain; the headquarters for Amex Bank of Canada and Amex Canada Inc. in Toronto, Ontario, Canada; and the headquarters for American Express Bank (Mexico) S.A. Institucion de Banca Multiple and American Express Company (Mexico) S.A. de C.V. in Mexico City, Mexico. We also lease and operate multiple travel lounges as a benefit for our Card Members in major U.S. and global hub airports.
ITEM 3.    LEGAL PROCEEDINGS
Refer to Note 12 to our “Consolidated Financial Statements,” which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2020, we had 19,446 common shareholders of record. You can find dividend information concerning our common stock in Note 26 to our "Consolidated Financial Statements." For information on dividend restrictions, see “Dividends and Other Capital Distributions” under “Supervision and Regulation” and Note 22 to our “Consolidated Financial Statements.” You can find information on securities authorized for issuance under our equity compensation plans under the caption “Executive Compensation — Equity Compensation Plans” to be contained in our definitive 2021 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on May 4, 2021. The information to be found under such caption is incorporated herein by reference. Our definitive 2021 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2021 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).
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
The following graph compares the cumulative total shareholder return on our common shares with the total return on the S&P 500 Index and the S&P Financial Index for the last five years. It shows the growth of a $100 investment on December 31, 2015, including the reinvestment of all dividends.

Year-end Data	2015	2016	2017	2018	2019	2020
American Express	$100.00	$108.57	$147.88	$143.99	$190.82	$188.62
S&P 500 Index	$100.00	$111.95	$136.38	$130.39	$171.44	$202.96
S&P Financial Index	$100.00	$122.75	$149.92	$130.37	$172.21	$169.19

(b)    Not applicable.
(c)    Issuer Purchases of Securities
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the quarter ended December 31, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2020
Repurchase program(a)	—	$—	—	102,171,653
Employee transactions(b)	—	$—	N/A	N/A
November 1-30, 2020
Repurchase program(a)	—	$—	—	102,171,653
Employee transactions(b)	19,140	$91.24	N/A	N/A
December 1-31, 2020
Repurchase program(a)	—	$—	—	102,171,653
Employee transactions(b)	—	$—	N/A	N/A
Total
Repurchase program(a)	—	$—	—	102,171,653
Employee transactions(b)	19,140	$91.24	N/A	N/A
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

ITEM 6.    SELECTED FINANCIAL DATA

	2020	2019	2018	2017	2016
Operating Results ($ in Millions)
Total revenues net of interest expense	$36,087	$43,556	$40,338	$36,878	$35,438
Provisions for credit losses(a)	4,730	3,573	3,352	2,760	2,027
Expenses	27,061	31,554	28,864	26,693	25,369
Pretax income	4,296	8,429	8,122	7,425	8,042
Income tax provision	1,161	1,670	1,201	4,677	2,667
Net income	3,135	$6,759	$6,921	$2,748	$5,375
Return on average equity(b)	14.2%	29.6%	33.5%	13.2%	25.8%
Balance Sheet ($ in Millions)
Cash and cash equivalents(c)	$32,965	$24,446	$27,808	$33,263	$25,494
Card Member receivables, net	43,434	56,794	55,320	53,526	46,841
Loans, net	70,643	89,624	83,396	74,300	65,461
Investment securities	21,631	8,406	4,647	3,159	3,157
Total assets	191,367	198,321	188,602	181,196	158,917
Customer deposits	86,875	73,287	69,960	64,452	53,042
Short-term borrowings	1,878	6,442	3,100	3,278	5,581
Long-term debt	42,952	57,835	58,423	55,804	46,990
Shareholders’ equity	$22,984	$23,071	$22,290	$18,261	$20,523
Common Share Statistics(d)
Earnings per share:
Net income attributable to common shareholders:(e)
Basic	$3.77	$8.00	$7.93	$3.00	$5.63
Diluted	3.77	7.99	7.91	2.99	5.61
Cash dividends declared per common share	1.72	$1.64	$1.48	$1.34	$1.22
Book value per common share	26.58	$26.51	$24.45	$19.42	$20.95
Average common shares outstanding (millions):
Basic	805	828	856	883	933
Diluted	806	830	859	886	935
Shares outstanding at period end (millions)	805	810	847	859	904
Other Statistics
Number of colleagues at period end (thousands):
United States	23	23	21	20	21
Outside the United States	41	41	38	35	35
Total	64	64	59	55	56
Number of shareholders of record	19,446	19,974	21,078	22,262	23,572
(a)Results for reporting periods beginning after January 1, 2020 are presented using the CECL methodology, while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods. Refer to Note 3 to the "Consolidated Financial Statements" for further information.
(b)Return on average equity is calculated by dividing one-year period of net income by one-year average of total shareholders’ equity.
(c)Effective December 31, 2020, we reclassified restricted cash from Other assets to Cash and cash equivalents on the Consolidated Balance Sheets. Prior period amounts have been revised to conform to the current period presentation.
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
•Other fees and commissions, primarily represent Card Member delinquency fees, foreign currency conversion fees charged to Card Members, loyalty coalition-related fees, service fees earned from merchants, travel commissions and fees, and Membership Rewards program fees; and
•Other revenue, primarily represents revenues arising from contracts with partners of our GNS business (including commissions and signing fees less issuer rate payments), cross-border Card Member spending, ancillary merchant-related fees, earnings (losses) from equity method investments (including the GBT JV), insurance premiums earned from Card Members, and prepaid card and Travelers Cheque-related revenue.

NON-GAAP MEASURES
We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this report constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.
BUSINESS ENVIRONMENT
The COVID-19 pandemic has brought unprecedented challenges to businesses and economies around the world. Our 2020 financial results were significantly down year-over-year, reflecting the impact of the deterioration in the global economy due to the pandemic and the related containment measures. There remains a high degree of uncertainty relating to the ongoing spread and severity of the virus and new variants, as well as the availability, distribution and use of effective treatments and vaccines. To the extent that the global economy continues to be negatively impacted by the pandemic, our results will be affected, with credit trends and spending volumes being the key drivers of our financial performance. Throughout 2020, we focused and made substantial progress on our four priorities to manage through this period of uncertainty: supporting our colleagues and winning as a team; protecting our customers and our brand; structuring the company for growth in the future; and remaining financially strong.
Since the first quarter of 2020, our colleague base has successfully operated in a mostly remote working environment and we have sought to ensure that our colleagues have the flexibility and resources they needed to stay safe, healthy and productive. To support our customers and merchants, we offered financial and other assistance, added product benefits to reflect today’s environment, and provided the high level of customer service they expect and rely on. We experienced lower voluntary attrition rates on our proprietary products compared to the prior year. In addition, our Card Members continued to recognize our commitment to service excellence, ranking us number one in the J.D. Power U.S. Credit Card Satisfaction Study for the tenth time. We worked with our strategic partners on initiatives to support our communities and launched our largest ever Shop Small campaign to help support small merchants. In addition, we remained committed to strengthening inclusion and diversity, and committed to an action plan to promote racial, ethnic and gender equity for our colleagues, customers and communities.
Reflective of the impacts of the pandemic and the broader macroeconomic environment, our billed business for the year was down 19 percent compared to the prior year, with a low in mid-April followed by a gradual recovery over the remainder of the year. Proprietary billed business, which accounted for 86 percent of our total billings and drives most of our financial results, was also down by 19 percent. Since mid-April, we have seen steady improvement in our overall billed business, with different recovery trends in T&E and non-T&E spend. Non-T&E spend, which has historically accounted for a large portion of our billed business, recovered to pre-pandemic levels in the second half of the year resulting in a full year decline of 1 percent compared to the prior year. T&E spend continued to be significantly impacted throughout the course of the year, although we saw a modest improvement from the lows of mid-April primarily driven by proprietary consumer T&E spend, resulting in a year-over-year decline of 61 percent.
Revenues net of interest expense decreased 17 percent compared to the prior year, consistent with the trend in billings. Discount revenue, our largest revenue line, decreased 22 percent, which was a larger contraction than the decline in billed business for the year due to a decrease in the average discount rate. The average discount rate decrease was driven by a shift in spend mix to non-T&E categories. Other fees and commissions and Other revenues declined year-over-year, primarily driven by a reduction in travel-related revenues. Card fee revenues, which are recognized over a twelve-month period and therefore are slower to react to economic shifts, continued to grow as compared to the prior year. While Card Member retention remained high throughout the year, net card fee growth decelerated as we slowed new card acquisitions to manage through the peak of uncertainty during the crisis. Net interest income declined by 7 percent year-over-year, primarily driven by lower average loans.
As a result of the spend-centric nature of our business model, Card Member loans and receivables declined 16 percent and 24 percent year-over-year, respectively, due to lower billed business volumes. Provisions for credit losses increased, primarily due to a higher reserve build reflecting the deterioration of the global macroeconomic outlook, including unemployment and gross domestic product (GDP), partially offset by improved credit performance and lower loan and receivable volumes.
In order to provide support to our customers impacted by the pandemic, we created a short-term Customer Pandemic Relief program and enhanced our longer-term financial relief programs. The total balance of loans and receivables that were in a delinquent status or in one of our financial relief programs peaked in the second quarter and then declined sequentially through the remainder of the year. In addition, our write-offs and delinquencies were down year-over-year reflecting our strong risk management practices, the record levels of government stimulus and the broad availability of forbearance programs.

Card Member rewards, Card Member services and business development expenses are generally correlated to billings or are variable based on usage, and were lower this year due to the decline in billing volumes and lower usage of travel-related benefits. During the year, we remained focused on controlling operating expenses, while investing in marketing initiatives to support our customers, such as enhancements that we made to value propositions for many of our card products and our largest ever Shop Small campaign.
Throughout the year, our liquidity levels and capital position remained strong, with capital ratios that are well above our targets and regulatory requirements. These robust liquidity and capital levels provide us with significant flexibility to maintain the strength of our balance sheet through this uncertain period. Looking forward, we remain committed to capital distributions through dividend payments and resuming share repurchases up to our maximum capacity authorized by the Federal Reserve in the first quarter of 2021.
Our progress in managing through the pandemic over the last year confirms the resilience of our differentiated business model, which includes a loyal and diverse customer base, a valued brand, our global merchant network, and our integrated payments platform. All of this, supported by our resilient colleagues around the world, provides us with a solid foundation as we move into 2021, which we see as a transition year. We will still be managing through the effects of the pandemic, but with an increased focus on maximizing investments in areas that will enable us to rebuild growth momentum.
See “Supervision and Regulation” in “Business” for information on legislative and regulatory changes that could have a material adverse effect on our results of operations and financial condition and “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” for information on additional potential impacts of the COVID-19 pandemic and the potential impacts of economic, geopolitical and competitive conditions and certain litigation and regulatory matters on our business.

CONSOLIDATED RESULTS OF OPERATIONS
Refer to the "Glossary of Selected Terminology" for the definitions of certain key terms and related information appearing within this section.
The discussions in the “Financial Highlights”, “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the year ended December 31, 2020 compared to the year ended December 31, 2019, as presented in the accompanying tables. These discussions should be read in conjunction with the discussion under "Business Environment," which contains further information on the COVID-19 pandemic and the related impacts on our consolidated results of operations. For a discussion of the financial condition and results of operations for 2019 compared to 2018, please refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020.
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
TABLE 1: SUMMARY OF FINANCIAL PERFORMANCE

Years Ended December 31,				Change		Change
(Millions, except percentages and per share amounts)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Total revenues net of interest expense	$36,087	$43,556	$40,338	$(7,469)	(17)%	$3,218	8%
Provisions for credit losses	4,730	3,573	3,352	1,157	32	221	7
Expenses	27,061	31,554	28,864	(4,493)	(14)	2,690	9
Pretax income	4,296	8,429	8,122	(4,133)	(49)	307	4
Income tax provision	1,161	1,670	1,201	(509)	(30)	469	39
Net income	3,135	6,759	6,921	(3,624)	(54)	(162)	(2)
Earnings per common share — diluted(a)	$3.77	$7.99	$7.91	$(4.22)	(53)%	$0.08	1%
Return on average equity(b)	14.2%	29.6%	33.5%
Effective tax rate (ETR)	27.0%	19.8%	14.8%
Adjustments to ETR(c)			6.1%
Adjusted ETR(c)			20.9%
(a)Represents net income, less (i) earnings allocated to participating share awards of $20 million, $47 million and $54 million for the years ended December 31, 2020, 2019 and 2018, respectively, and (ii) dividends on preferred shares of $79 million, $81 million and $80 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(b)Return on average equity (ROE) is computed by dividing (i) one-year period of net income ($3.1 billion, $6.8 billion and $6.9 billion for 2020, 2019 and 2018, respectively) by (ii) one-year average of total shareholders’ equity ($22.0 billion, $22.8 billion and $20.7 billion for 2020, 2019 and 2018, respectively).
(c)The adjusted ETR for 2018 is a non-GAAP measure. The 2018 adjusted ETR excludes a benefit of $496 million relating to changes in the tax method of accounting for certain expenses, the resolution of certain prior years’ tax audits, and a final adjustment to our 2017 provisional tax charge related to the Tax Cuts and Jobs Act enacted on December 22, 2017 (Tax Act).
TABLE 2: TOTAL REVENUES NET OF INTEREST EXPENSE SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Discount revenue	$20,401	$26,167	$24,721	$(5,766)	(22)%	$1,446	6%
Net card fees	4,664	4,042	3,441	622	15	601	17
Other fees and commissions	2,163	3,297	3,153	(1,134)	(34)	144	5
Other	874	1,430	1,360	(556)	(39)	70	5
Total non-interest revenues	28,102	34,936	32,675	(6,834)	(20)	2,261	7
Total interest income	10,083	12,084	10,606	(2,001)	(17)	1,478	14
Total interest expense	2,098	3,464	2,943	(1,366)	(39)	521	18
Net interest income	7,985	8,620	7,663	(635)	(7)	957	12
Total revenues net of interest expense	$36,087	$43,556	$40,338	$(7,469)	(17)%	$3,218	8%

TOTAL REVENUES NET OF INTEREST EXPENSE
Discount revenue decreased, primarily due to a decrease in worldwide billed business of 19 percent. U.S. billed business decreased 16 percent and non-U.S. billed business decreased 23 percent due to the impacts of the COVID-19 pandemic during 2020.
Additional billed business highlights for the full year 2020 as compared to full year 2019:
•Worldwide non-T&E billed business decreased 1 percent and T&E billed business decreased 61 percent.
•Proprietary consumer billed business decreased by 17 percent, primarily driven by declines in T&E, and offline non-T&E spend, which were partially offset by increased online and card-not-present spend at non-T&E merchants.
•Proprietary commercial billed business decreased by 21 percent, primarily driven by year-over-year decreases in T&E spend by large and global corporate card customers, with less pronounced billed business declines from small and mid-sized enterprises, where T&E volumes made up a lower proportion of spend.

See Tables 5 and 6 for more details on billed business performance.
The decrease in discount revenue was also driven by a decrease in the average discount rate primarily due to a shift in spend mix to non-T&E categories. The average discount rate was 2.28 percent for 2020 and 2.37 percent for 2019.
Net card fees increased, primarily driven by our premium card product portfolios. Card fees, which are recognized over a twelve-month period, are slower to react to economic shifts, such as those arising from the impacts of the COVID-19 pandemic.
Other fees and commissions decreased, primarily due to the impacts of travel restrictions related to the COVID-19 pandemic, which resulted in lower foreign exchange conversion revenue related to decreased cross-border Card Member spending and lower travel commissions and fees from our consumer travel business, as well as a decline in late fees due to lower delinquencies.
Other revenues decreased, primarily driven by a net loss in the current year, as compared to net income in the prior year, from the GBT JV and lower revenue earned on cross-border Card Member spending due to the impacts of the COVID-19 pandemic, including travel restrictions.
Interest income decreased, primarily driven by a reduction in benchmark interest rates and lower average Card Member loan volumes.
Interest expense decreased, primarily driven by lower interest rates paid on deposits and a reduction in outstanding debt.

TABLE 3: PROVISIONS FOR CREDIT LOSSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Card Member receivables
Net write-offs	$881	$900	$859	$(19)	(2)%	$41	5%
Reserve build	134	63	78	71	113	(15)	(19)
Total	1,015	963	937	52	5	26	3
Card Member loans
Net write-offs	2,170	2,235	1,843	(65)	(3)	392	21
Reserve build	1,283	227	423	1,056	#	(196)	(46)
Total	3,453	2,462	2,266	991	40	196	9
Other
Net write-offs - Other loans(a)	111	98	79	13	13	19	24
Net write-offs - Other receivables(b)	27	20	32	7	35	(12)	(38)
Reserve build - Other loans(a)	66	28	44	38	#	(16)	(36)
Reserve build (release) - Other receivables(b)	58	2	(6)	56	#	8	(133)
Total	262	148	149	114	77	(1)	(1)
Total provisions for credit losses	$4,730	$3,573	$3,352	$1,157	32%	$221	7%
# Denotes a variance greater than 100 percent
(a)Relates to Other loans of $2.9 billion, $4.8 billion, and $3.8 billion less reserves of $238 million, $152 million, and $124 million, as of December 31, 2020, 2019 and 2018, respectively.
(b)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $3 billion, $3.1 billion, and $2.9 billion, less reserves of $85 million, $27 million, $25 million as of December 31, 2020, 2019, and 2018, respectively.

PROVISIONS FOR CREDIT LOSSES
Card Member loans and receivables provision for credit losses increased, primarily driven by a higher reserve build reflecting the deterioration of the global macroeconomic outlook, including unemployment and GDP, partially offset by improved credit performance and a decline in the outstanding balance of Card Member loans and receivables.
Other provision for credit losses increased, primarily driven by a higher reserve build and higher net write-offs.
Refer to Note 1 to the "Consolidated Financial Statements" for further information about CECL, including the January 1, 2020 implementation impact on reserves.
TABLE 4: EXPENSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Marketing and business development	$6,747	$7,125	$6,477	$(378)	(5)%	$648	10%
Card Member rewards	8,041	10,439	9,696	(2,398)	(23)	743	8
Card Member services	1,230	2,223	1,777	(993)	(45)	446	25
Total marketing, business development, rewards and Card Member services	16,018	19,787	17,950	(3,769)	(19)	1,837	10
Salaries and employee benefits	5,718	5,911	5,250	(193)	(3)	661	13
Other, net	5,325	5,856	5,664	(531)	(9)	192	3
Total expenses	$27,061	$31,554	$28,864	$(4,493)	(14)%	$2,690	9%
EXPENSES
In January 2020, we re-launched our Delta cobrand products following the renewal extending our cobrand relationship with Delta Air Lines on March 31, 2019. The contract renewal included new pricing terms, some of which became effective upon contract signing and others that were tied to the product re-launch. These pricing changes, as well as changes in the expense classification of certain benefits associated with the re-launch, resulted in an increase to Marketing and business development and decreases to both Card Member rewards and Card Member services expenses, as compared to the prior year.

Marketing and business development expense decreased, primarily due to a temporary reduction in proactive marketing for Card Member acquisitions, as well as decreases in corporate client incentives and network partner payments due to lower billed business, all of which were a result of the impacts of the COVID-19 pandemic, partially offset by incremental investments in limited time enhancements to our Card Member value proposition to maintain customer engagement and the Delta changes described above.
Card Member rewards expense decreased, primarily driven by decreases in Membership Rewards and cash back rewards expenses of $1,579 million and cobrand rewards expense of $819 million, both of which were primarily driven by lower billed business as a result of the impacts of the COVID-19 pandemic. In addition, changes in redemption mix due to a decline in higher cost travel redemptions since the onset of the COVID-19 pandemic contributed to a decrease in the Membership Rewards weighted average cost (WAC) per reward point and expense. Cobrand rewards expense also reflected the impact of the Delta changes described above.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded up) at both December 31, 2020 and 2019.
Card Member services expense decreased, primarily due to lower usage of travel-related benefits as a result of the impacts of the COVID-19 pandemic, as well as the Delta changes described above.
Salaries and employee benefits expense decreased, primarily driven by lower incentive compensation expenses, partially offset by increased payroll costs due to a higher full year average headcount as compared to the prior year.
Other expenses decreased, primarily driven by a prior year litigation-related charge, lower employee-related operating costs and lower professional services expense, partially offset by a prior year non-income tax-related benefit.

INCOME TAXES
The effective tax rate for 2020 was 27.0 percent. The effective tax rate for 2019 was 19.8 percent. The increase in the effective tax rate in the current period primarily reflected discrete tax charges related to the realizability of certain foreign deferred tax assets, resulting from cumulative losses in certain non-U.S. legal entities that were exacerbated by the impacts of the COVID-19 pandemic. The tax rates in both periods reflect the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business.
TABLE 5: SELECTED CARD-RELATED STATISTICAL INFORMATION

				Change	Change
Years Ended December 31,	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Billed business: (billions)
U.S.	$693.1	$827.7	$777.6	(16)%	6%
Outside the U.S.	317.5	413.1	406.4	(23)	2
Total	$1,010.6	$1,240.8	$1,184.0	(19)	5
Proprietary	$870.7	$1,070.5	$1,002.6	(19)	7
GNS	139.9	170.3	181.4	(18)	(6)
Total	$1,010.6	$1,240.8	$1,184.0	(19)	5
Cards-in-force: (millions)
U.S.	53.8	54.7	53.7	(2)	2
Outside the U.S.	58.2	59.7	60.3	(3)	(1)
Total	112.0	114.4	114.0	(2)	—
Proprietary	68.9	70.3	69.1	(2)	2
GNS	43.1	44.1	44.9	(2)	(2)
Total	112.0	114.4	114.0	(2)	—
Basic cards-in-force: (millions)
U.S.	42.2	43.0	42.3	(2)	2
Outside the U.S.	49.1	50.0	50.3	(2)	(1)
Total	91.3	93.0	92.6	(2)	—
Average proprietary basic Card Member spending: (dollars)
U.S.	$18,085	$21,515	$20,840	(16)	3
Outside the U.S.	$12,264	$16,351	$15,756	(25)	4
Worldwide Average	$16,352	$19,972	$19,340	(18)	3
Average discount rate	2.28%	2.37%	2.37%
Average fee per card (dollars)(a)	$67	$58	$51	16%	14%
(a)Average fee per card is computed based on proprietary net card fees divided by average proprietary total cards-in-force.

TABLE 6: BILLED BUSINESS-RELATED STATISTICAL INFORMATION

	2020		2019
	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)
Worldwide
Proprietary
Proprietary consumer	(17)%	(17)%	8%	9%
Proprietary commercial	(21)	(21)	6	6
Total Proprietary	(19)	(19)	7	8
GNS	(18)	(17)	(6)	(2)
Worldwide Total	(19)	(18)	5	6
T&E-related volume (14% and 30% of Worldwide Total for 2020 and 2019, respectively) (b)	(61)	(60)	4	6
Non-T&E-related volume (86% and 70% of Worldwide Total for 2020 and 2019, respectively) (b)	(1)	(1)	6	7
Airline-related volume (3% and 8% of Worldwide Total for 2020 and 2019, respectively) (b)	(76)	(76)	1	3

U.S.
Proprietary
Proprietary consumer	(15)		7
Proprietary commercial	(18)		5
Total Proprietary	(16)		6
U.S. Total	(16)		6
T&E-related volume (13% and 25% of U.S. Total for 2020 and 2019, respectively) (b)	(57)		6
Non-T&E-related volume (87% and 75% of U.S. Total for 2020 and 2019, respectively) (b)	(1)		6
Airline-related volume (2% and 7% of U.S. Total for 2020 and 2019, respectively) (b)	(75)		4

Outside the U.S.
Proprietary
Proprietary consumer	(21)	(21)	10	14
Proprietary commercial	(32)	(31)	7	11
Total Proprietary	(26)	(25)	9	13
Outside the U.S. Total	(23)	(22)	2	6
Asia Pacific, Australia and New Zealand	(16)	(16)	1	5
Latin America & Canada	(32)	(26)	4	10
Europe, the Middle East & Africa	(30)%	(31)%	1%	5%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding prior-year period against which such results are being compared).
(b)Based on billed business from merchants we acquire or merchants acquired by third parties on our behalf (e.g., OptBlue merchants).

TABLE 7: SELECTED CREDIT-RELATED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Worldwide Card Member loans:
Card Member loans: (billions)
U.S.	$64.2	$76.0	$72.0	(16)%	6%
Outside the U.S.	9.2	11.4	9.9	(19)	15
Total	$73.4	$87.4	$81.9	(16)	7
Credit loss reserves:
Beginning balance (a)	$4,027	$2,134	$1,706	89	25
Provisions - principal, interest and fees	3,453	2,462	2,266	40	9
Net write-offs — principal less recoveries	(1,795)	(1,860)	(1,539)	(3)	21
Net write-offs — interest and fees less recoveries	(375)	(375)	(304)	—	23
Other (b)	34	22	5	55	#
Ending balance	$5,344	$2,383	$2,134	#	12
% of loans	7.3%	2.7%	2.6%
% of past due	727%	177%	182%
Average loans (billions)	$74.6	$82.8	$75.8	(10)	9
Net write-off rate — principal only (c)	2.4%	2.2%	2.0%
Net write-off rate — principal, interest and fees (c)	2.9%	2.7%	2.4%
30+ days past due as a % of total	1.0%	1.5%	1.4%

Worldwide Card Member receivables:
Card Member receivables: (billions)
U.S.	$30.5	$39.0	$39.0	(22)	—
Outside the U.S.	13.2	18.4	16.9	(28)	9
Total	$43.7	$57.4	$55.9	(24)	3
Credit loss reserves:
Beginning balance (a)	$126	$573	$521	(78)	10
Provisions - principal and fees	1,015	963	937	5	3
Net write-offs - principal and fees less recoveries	(881)	(900)	(859)	(2)	5
Other (b)	7	(17)	(26)	#	(35)
Ending balance	$267	$619	$573	(57)%	8%
% of receivables	0.6%	1.1%	1.0%
Net write-off rate — principal and fees (c)(d)	2.0%	1.6%	1.6%
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
(d)Refer to Tables 10 and 13 for Net write-off rate - principal only and 30+ days past due metrics for GCSG and Global Small Business Services (GSBS) receivables, respectively. A net write-off rate based on principal losses only for Global Corporate Payments (GCP), which reflects global, large and middle market corporate accounts, is not available due to system constraints.

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

Years Ended December 31,
(Millions, except percentages and where indicated)	2020	2019	2018
Net interest income	$7,985	$8,620	$7,663
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	1,295	1,833	1,592
Interest income not attributable to our Card Member loan portfolio (b)	(668)	(1,227)	(1,010)
Adjusted net interest income (c)	$8,612	$9,226	$8,245
Average Card Member loans (billions)	$74.6	$82.8	$75.8
Net interest income divided by average Card Member loans (c)	10.7%	10.4%	10.1%
Net interest yield on average Card Member loans (c)	11.5%	11.1%	10.9%
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
For all of the above-referenced changes, prior period amounts have been revised to conform to the current period presentation.
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
PROVISIONS FOR CREDIT LOSSES
The provisions for credit losses are directly attributable to the segment in which they are reported.
EXPENSES
Marketing and business development expense is included in each segment based on the actual expenses incurred. Global brand advertising is primarily allocated to the segments based on the relative levels of revenue. Rewards and Card Member services expenses are included in each segment based on the actual expenses incurred.
Salaries and employee benefits and other operating expenses reflect both costs incurred directly within each segment, as well as allocated expenses. The allocated expenses include service costs allocated based on activities directly attributable to the segment, and overhead expenses allocated based on the relative levels of revenue and Card Member loans and receivables.
INCOME TAXES
An income tax provision (benefit) is allocated to each reportable operating segment based on the effective tax rates applicable to the various businesses that comprise the segment.

GLOBAL CONSUMER SERVICES GROUP
TABLE 9: GCSG SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Revenues
Non-interest revenues	$14,178	$16,702	$15,357	$(2,524)	(15)%	$1,345	9%
Interest income	8,199	9,413	8,323	(1,214)	(13)	1,090	13
Interest expense	1,051	1,730	1,448	(679)	(39)	282	19
Net interest income	7,148	7,683	6,875	(535)	(7)	808	12
Total revenues net of interest expense	21,326	24,385	22,232	(3,059)	(13)	2,153	10
Provisions for credit losses	3,148	2,635	2,431	513	19	204	8
Total revenues net of interest expense after provisions for credit losses	18,178	21,750	19,801	(3,572)	(16)	1,949	10
Expenses
Marketing, business development, rewards and Card Member services	9,668	12,043	10,796	(2,375)	(20)	1,247	12
Salaries and employee benefits and other operating expenses	4,903	4,967	4,585	(64)	(1)	382	8
Total expenses	14,571	17,010	15,381	(2,439)	(14)	1,629	11
Pretax segment income	3,607	4,740	4,420	(1,133)	(24)	320	7
Income tax provision	906	933	805	(27)	(3)	128	16
Segment income	$2,701	$3,807	$3,615	$(1,106)	(29)%	$192	5%
Effective tax rate	25.1%	19.7%	18.2%
GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel and lifestyle services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues decreased, primarily driven by lower discount revenue and other fees and commissions, partially offset by higher net card fees. Discount revenue decreased 20 percent, reflecting a decrease in proprietary consumer billed business of 17 percent. See Tables 5, 6 and 10 for more details on billed business performance.
Other fees and commissions decreased 40 percent, primarily due to the impacts of travel restrictions related to the COVID-19 pandemic, which resulted in lower travel commissions and fees from our consumer travel business and lower foreign exchange conversion revenue related to decreased cross-border spending, as well as a decline in late fees due to lower delinquencies.
Net card fees increased 16 percent, driven by a year-over-year increase in the average fee per card of our premium card products.
Net interest income decreased, primarily due to lower average Card Member loan volumes and a reduction in benchmark interest rates, partially offset by a lower cost of funds.
PROVISIONS FOR CREDIT LOSSES
Provisions for credit losses increased, primarily driven by a higher reserve build in Card Member loans, partially offset by lower net write-offs in both the Card Member loans and receivables portfolios. The higher reserve build primarily reflected the deterioration of the global macroeconomic outlook, including unemployment and GDP, partially offset by improved credit performance and a decline in the outstanding balance of loans and receivables.

EXPENSES
Marketing, business development, rewards and Card Member services expenses decreased due to reductions in Card Member rewards and Card Member services expenses, partially offset by increased Marketing and business development costs. The decrease in Card Member rewards expense was primarily driven by a decrease in billed business and a change in redemption mix due to a decline in higher cost travel redemptions since the onset of the COVID-19 pandemic. The decrease in Card Member services expense was primarily driven by lower usage of travel-related benefits. Those decreases were partially offset by increased Marketing and business development expense, primarily due to incremental investments in limited time enhancements to our Card Member value proposition to maintain customer engagement, partially offset by a temporary reduction in proactive marketing for Card Member acquisitions.

TABLE 10: GCSG SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Proprietary billed business: (billions)
U.S.	$337.6	$398.8	$371.1	(15)%	7%
Outside the U.S.	121.1	154.0	140.3	(21)	10
Total	$458.7	$552.8	$511.4	(17)	8
Proprietary cards-in-force:
U.S.	37.7	37.9	37.7	(1)	1
Outside the U.S.	16.7	17.5	16.8	(5)	4
Total	54.4	55.4	54.5	(2)	2
Proprietary basic cards-in-force:
U.S.	26.6	26.9	27.0	(1)	—
Outside the U.S.	11.6	12.1	11.6	(4)	4
Total	38.2	39.0	38.6	(2)	1
Average proprietary basic Card Member spending: (dollars)
U.S.	$12,641	$14,801	$14,161	(15)	5
Outside the U.S.	$10,175	$12,884	$12,348	(21)	4
Average	$11,881	$14,212	$13,613	(16)	4
Total segment assets (billions)	$86.7	$106.3	$102.4	(18)	4
Card Member loans:
Total loans (billions)
U.S.	$51.4	$62.4	$59.9	(18)	4
Outside the U.S.	8.7	10.9	9.6	(20)	14
Total	$60.1	$73.3	$69.5	(18)	5
Average loans (billions)
U.S.	$53.0	$59.4	$55.1	(11)	8
Outside the U.S.	8.6	10.0	8.9	(14)	12
Total	$61.6	$69.4	$64.0	(11)%	8%

U.S.
Net write-off rate — principal only (a)	2.4%	2.3%	2.1%
Net write-off rate — principal, interest and fees (a)	2.9%	2.8%	2.5%
30+ days past due as a % of total	1.0%	1.6%	1.4%
Outside the U.S.
Net write-off rate — principal only (a)	3.0%	2.4%	2.1%
Net write-off rate — principal, interest and fees (a)	3.7%	2.9%	2.6%
30+ days past due as a % of total	1.7%	1.8%	1.6%
Total
Net write-off rate — principal only (a)	2.5%	2.3%	2.1%
Net write-off rate — principal, interest and fees (a)	3.0%	2.8%	2.5%
30+ days past due as a % of total	1.1%	1.6%	1.5%

				Change	Change
(Millions, except percentages and where indicated)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Card Member receivables: (billions)
U.S.	$11.9	$14.2	$13.7	(16)%	4%
Outside the U.S.	6.8	8.6	7.8	(21)	10
Total receivables	$18.7	$22.8	$21.5	(18)%	6%

U.S.
Net write-off rate — principal only (a)	1.3%	1.4%	1.3%
Net write-off rate — principal and fees (a)	1.4%	1.6%	1.5%
30+ days past due as a % of total	0.4%	1.2%	1.1%
Outside the U.S.
Net write-off rate — principal only (a)	2.5%	2.2%	2.1%
Net write-off rate — principal and fees (a)	2.7%	2.4%	2.3%
30+ days past due as a % of total	1.0%	1.3%	1.3%
Total
Net write-off rate — principal only (a)	1.7%	1.7%	1.6%
Net write-off rate — principal and fees (a)	1.9%	1.9%	1.8%
30+ days past due as a % of total	0.6%	1.2%	1.2%
(a) Refer to Table 7 footnote (c).

TABLE 11: GCSG NET INTEREST YIELD ON AVERAGE CARD MEMBER LOANS

As of or for the Years Ended December 31,
(Millions, except percentages and where indicated)	2020	2019	2018
U.S.
Net interest income	$6,222	$6,660	$5,985
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	288	276	233
Interest income not attributable to our Card Member loan portfolio(b)	(189)	(220)	(179)
Adjusted net interest income(c)	$6,321	$6,716	$6,039
Average Card Member loans (billions)	$53.0	$59.4	$55.1
Net interest income divided by average Card Member loans(c)	11.7%	11.2%	10.9%
Net interest yield on average Card Member loans(c)	11.9%	11.3%	11.0%
Outside the U.S.
Net interest income	$926	$1,024	$890
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	101	85	69
Interest income not attributable to our Card Member loan portfolio(b)	(11)	(15)	(8)
Adjusted net interest income(c)	$1,016	$1,094	$951
Average Card Member loans (billions)	$8.6	$10.0	$8.9
Net interest income divided by average Card Member loans(c)	10.8%	10.2%	10.0%
Net interest yield on average Card Member loans(c)	11.9%	10.9%	10.7%
Total
Net interest income	$7,148	$7,683	$6,875
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	389	361	302
Interest income not attributable to our Card Member loan portfolio(b)	(200)	(234)	(187)
Adjusted net interest income(c)	$7,337	$7,810	$6,990
Average Card Member loans (billions)	$61.6	$69.4	$64.0
Net interest income divided by average Card Member loans(c)	11.6%	11.1%	10.7%
Net interest yield on average Card Member loans(c)	11.9%	11.3%	10.9%
(a)Refer to Table 8 footnote (a).
(b)Refer to Table 8 footnote (b).
(c)Refer to Table 8 footnote (c).

GLOBAL COMMERCIAL SERVICES
TABLE 12: GCS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Revenues
Non-interest revenues	$9,652	$12,242	$11,481	$(2,590)	(21)%	$761	7%
Interest income	1,586	1,900	1,621	(314)	(17)	279	17
Interest expense	619	1,034	898	(415)	(40)	136	15
Net interest income	967	866	723	101	12	143	20
Total revenues net of interest expense	10,619	13,108	12,204	(2,489)	(19)	904	7
Provisions for credit losses	1,493	918	900	575	63	18	2
Total revenues net of interest expense after provisions for credit losses	9,126	12,190	11,304	(3,064)	(25)	886	8
Expenses
Marketing, business development, rewards and Card Member services	4,991	6,237	5,844	(1,246)	(20)	393	7
Salaries and employee benefits and other operating expenses	3,199	3,261	2,996	(62)	(2)	265	9
Total expenses	8,190	9,498	8,840	(1,308)	(14)	658	7
Pretax segment income	936	2,692	2,464	(1,756)	(65)	228	9
Income tax provision	200	501	452	(301)	(60)	49	11
Segment income	$736	$2,191	$2,012	$(1,455)	(66)%	$179	9%
Effective tax rate	21.4%	18.6%	18.3%
GCS primarily issues a wide range of proprietary corporate and small business cards. In addition, GCS provides payment, expense management and commercial financing products.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues decreased, primarily driven by lower discount revenue and other fees and commissions. Discount revenue decreased, primarily due to a decrease in commercial billed business of 21 percent. See Tables 5, 6 and 13 for more details on billed business performance. Other fees and commissions decreased, primarily due to a decline in late fees due to lower delinquencies, as well as lower foreign exchange conversion revenue related to decreased cross-border spending, primarily driven by the impacts of travel restrictions related to the COVID-19 pandemic.
Net interest income increased, primarily driven by a lower cost of funds, partially offset by a reduction in benchmark interest rates.
PROVISIONS FOR CREDIT LOSSES
Provisions for credit losses increased, primarily driven by a higher reserve build and higher net write-offs. The higher reserve build primarily reflected the deterioration of the global macroeconomic outlook, including unemployment and GDP, partially offset by improved credit performance and a decline in the outstanding balance of loans and receivables.
EXPENSES
Marketing, business development, rewards and Card Member services expenses decreased, primarily due to reductions in Card Member rewards expense and Marketing and business development expense. The decrease in Card Member rewards expense was primarily driven by a decrease in billed business. The decrease in Marketing and business development expense was primarily due to a decrease in corporate client incentives and a temporary reduction in proactive marketing for Card Member acquisitions, partially offset by incremental investments in limited time enhancements to our Card Member value proposition to maintain customer engagement.

TABLE 13: GCS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Proprietary billed business (billions)	$406.5	$513.3	$486.2	(21)%	6%
Proprietary cards-in-force	14.5	14.9	14.5	(3)	3
Average Card Member spending (dollars)	$27,769	$34,905	$34,058	(20)	2
Total segment assets (billions)	$42.1	$52.8	$51.3	(20)	3
GSBS Card Member loans:
Total loans (billions)	$13.2	$14.1	$12.4	(6)	14
Average loans (billions)	$12.9	$13.3	$11.7	(3)%	14%
Net write-off rate - principal only(a)	2.1%	1.9%	1.7%
Net write-off rate - principal, interest and fees(a)	2.4%	2.2%	2.0%
30+ days past due as a % of total	0.7%	1.3%	1.3%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$967	$866	$723
Exclude:
Interest expense not attributable to our Card Member loan portfolio(b)	478	772	693
Interest income not attributable to our Card Member loan portfolio(c)	(170)	(222)	(161)
Adjusted net interest income(d)	$1,275	$1,416	$1,255
Average Card Member loans (billions)	$13.0	$13.4	$11.8
Net interest income divided by average Card Member loans(d)	7.4%	6.5%	6.1%
Net interest yield on average Card Member loans(d)	9.8%	10.6%	10.7%
Card Member receivables:
Total receivables (billions)	$25.0	$34.6	$34.4	(28)%	1%
Net write-off rate - principal and fees(a)(e)	2.1%	1.4%	1.5%
GCP Card Member receivables:
Total receivables (billions)	$10.9	$17.2	$17.7	(37)%	(3)%
90+ days past billing as a % of total(e)	0.6%	0.8%	0.7%
Net write-off rate - principal and fees(a)(e)	1.9%	0.8%	1.1%
GSBS Card Member receivables:
Total receivables (billions)	$14.1	$17.4	$16.7	(19)%	4%
Net write-off rate - principal only(a)	2.1%	1.9%	1.7%
Net write-off rate - principal and fees(a)	2.3%	2.1%	2.0%
30+ days past due as a % of total	0.7%	1.7%	1.6%
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

GLOBAL MERCHANT AND NETWORK SERVICES
TABLE 14: GMNS SELECTED INCOME STATEMENT AND OTHER DATA

Years Ended December 31,				Change		Change
(Millions, except percentages and where indicated)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Revenues
Non-interest revenues	$4,595	$5,903	$5,790	$(1,308)	(22)%	$113	2%
Interest income	18	28	30	(10)	(36)	(2)	(7)
Interest expense	(80)	(303)	(244)	223	(74)	(59)	24
Net interest income	98	331	274	(233)	(70)	57	21
Total revenues net of interest expense	4,693	6,234	6,064	(1,541)	(25)	170	3
Provisions for credit losses	88	20	22	68	#	(2)	(9)
Total revenues net of interest expense after provisions for credit losses	4,605	6,214	6,042	(1,609)	(26)	172	3
Expenses
Marketing, business development, rewards and Card Member services	1,303	1,422	1,243	(119)	(8)	179	14
Salaries and employee benefits and other operating expenses	1,914	2,010	2,256	(96)	(5)	(246)	(11)
Total expenses	3,217	3,432	3,499	(215)	(6)	(67)	(2)
Pretax segment income	1,388	2,782	2,543	(1,394)	(50)	239	9
Income tax provision	434	650	633	(216)	(33)	17	3
Segment income	$954	$2,132	$1,910	$(1,178)	(55)	$222	12
Effective tax rate	31.3%	23.4%	24.9%

Total segment assets (billions)	$14.3	$17.5	$15.5	$(3.2)	(18)%	$2	13%
# Denotes a variance greater than 100 percent
GMNS operates a global payments network that processes and settles card transactions, acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global integrated network. GMNS manages our partnership relationships with third-party card issuers, merchant acquirers and a prepaid reloadable and gift card program manager, licensing the American Express brand and extending the reach of the global network. GMNS also manages loyalty coalition businesses.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues decreased, primarily driven by lower discount revenue due to lower worldwide billed business and a decline in the average discount rate, primarily due to a shift in spend mix to non-T&E categories, as well as a decrease in other fees and commissions, due to lower foreign exchange conversion revenue related to decreased cross-border spending as a result of the impacts of the COVID-19 pandemic. For a detailed discussion on billed business and the average discount rate, please refer to the “Consolidated Results of Operations.”
Net interest income decreased, primarily driven by a lower interest expense credit relating to internal transfer pricing, which results in a net benefit for GMNS due to its merchant payables.
EXPENSES
Marketing, business development, and rewards and Card Member services expenses decreased, primarily driven by lower Marketing and business development expense, including decreased network partner payments due to lower spend volumes as a result of the impacts of the COVID-19 pandemic.

Salaries and employee benefits and other operating expenses decreased, primarily reflecting lower incentive compensation expense and lower professional services expense.

CORPORATE & OTHER
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other net loss was $1.3 billion and $1.4 billion in 2020 and 2019, respectively. The decrease in the net loss in 2020 compared to 2019 was primarily driven by a prior year litigation-related charge, a higher gain in the current year related to our strategic investments and lower incentive compensation in the current year, partially offset by a net loss in the current year as compared to net income in the prior year, related to the GBT JV.
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
We are closely monitoring the changing macroeconomic environment and actively managing our balance sheet to reflect evolving circumstances. Our objective is to remain financially strong against a backdrop of an uncertain operating environment and outlook.
CAPITAL STRATEGY
We believe capital allocated to growing businesses with a return on risk-adjusted equity in excess of our costs will generate shareholder value. Our objective is to retain sufficient levels of capital generated through net income and other sources, such as the exercise of stock options by employees, to maintain a strong balance sheet, provide flexibility to support future business growth, and distribute excess capital to shareholders through dividends and share repurchases. See "Dividends and Share Repurchases" below.
The level and composition of our consolidated capital position are determined through our Internal Capital Adequacy Assessment Process, which takes into account our business activities, as well as marketplace conditions and requirements or expectations of credit rating agencies, regulators and shareholders, among others. As a bank holding company, we are subject to regulatory requirements administered by the U.S. federal banking agencies. The Federal Reserve has established specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. Failure to maintain minimum regulatory capital levels at American Express or our U.S. bank subsidiary, American Express National Bank (AENB), could affect our status as a financial holding company and cause the banking regulators with oversight of American Express or AENB to take actions that could limit our business operations.
We seek to maintain capital levels and ratios in excess of the minimum regulatory requirements, specifically within a 10 to 11 percent target range for American Express' Common Equity Tier 1 risk-based capital ratio.
We maintain certain flexibility to shift capital across our businesses as appropriate. For example, we may infuse additional capital into subsidiaries to maintain capital at targeted levels in consideration of debt ratings and regulatory requirements. These infused amounts can affect our capital and liquidity positions at the American Express parent company level.
We report our capital ratios using the Basel III capital definitions and the Basel III standardized approach for calculating risk-weighted assets.

The following table presents our regulatory risk-based capital and leverage ratios and those of AENB, as of December 31, 2020.
TABLE 15: REGULATORY RISK-BASED CAPITAL AND LEVERAGE RATIOS

	Effective Minimum (a)	Ratios as of December 31, 2020
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		13.5%
American Express National Bank		16.2
Tier 1	8.5
American Express Company		14.7
American Express National Bank		16.2
Total	10.5
American Express Company		16.2
American Express National Bank		18.3
Tier 1 Leverage	4.0%
American Express Company		11.0
American Express National Bank		10.9%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for American Express National Bank. Refer to “Capital and Liquidity Regulation” under “Supervision and Regulation” and Note 22 to our “Consolidated Financial Statements” for additional information.

The following table presents American Express Company's regulatory risk-based capital and risk-weighted assets, which are calculated in accordance with standard regulatory guidance as described below:
TABLE 16: REGULATORY RISK-BASED CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS

American Express Company ($ in Billions)	December 31, 2020
Risk-Based Capital
Common Equity Tier 1	$18.7
Tier 1 Capital	20.3
Tier 2 Capital	2.1
Total Capital	22.4

Risk-Weighted Assets	138.3
Average Total Assets to calculate the Tier 1 Leverage Ratio	$185.1
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
Common Equity Tier 1 Risk-Based Capital Ratio — Calculated as Common Equity Tier 1 capital (CET1), divided by risk-weighted assets. CET1 is the sum of common shareholders’ equity, adjusted for ineligible goodwill and intangible assets, certain deferred tax assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities, foreign currency translation adjustments and net unrealized pension and other postretirement benefit/losses, all net of tax. CET1 is also adjusted for the CECL final rules, as described below.
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
Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the reserve for loan and receivable credit losses adjusted for the CECL final rules (limited to 1.25 percent of risk-weighted assets), and $360 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $360 million of eligible subordinated notes reflect a 40 percent, or $240 million, reduction of Tier 2 capital credit for the $600 million subordinated debt issued in December 2014.
Tier 1 Leverage Ratio — Calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter.
We elected to delay the impact of the adoption of the CECL methodology on regulatory capital for two years followed by a three-year phase-in period pursuant to rules issued by federal banking regulators (the CECL final rules). As of December 31, 2020, our reported regulatory capital excluded the $0.9 billion impact to retained earnings upon the adoption of the CECL methodology and 25 percent of the impact of the $1.5 billion increase in reserves for credit losses from January 1, 2020 to December 31, 2020. We will begin phasing in the cumulative amount that is not recognized in regulatory capital at 25 percent per year beginning January 1, 2022. Refer to "Capital and Liquidity Regulation" under Part 1, Item 1. "Business - Supervision and Regulation" for additional details.
DIVIDENDS AND SHARE REPURCHASES
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the year ended December 31, 2020, we returned $2.3 billion to our shareholders in the form of common stock dividends of $1.4 billion and share repurchases of $0.9 billion. We repurchased 7 million common shares at an average price of $121.14 in 2020. These dividend and share repurchase amounts collectively represent approximately 70 percent of total capital generated during the year.
In addition, during the year ended December 31, 2020, we paid $79 million in dividends on non-cumulative perpetual preferred shares outstanding. For additional information on our preferred shares, refer to Note 16 to the “Consolidated Financial Statements.”
Our decisions on capital distributions depend on various factors, including: our capital levels and regulatory capital requirements; actual and forecasted business results; economic and market conditions; revisions to, or revocation of, the Federal Reserve’s authorization of our capital plan; and the Comprehensive Capital Analysis and Review (CCAR) process.
Due to the uncertain business environment, we suspended share repurchases in March 2020 to maintain financial strength. Subsequently, the Federal Reserve announced that it would prohibit share repurchases in the third and fourth quarters of 2020 for all banking organizations participating in CCAR and would allow them to pay common stock dividends provided (a) they do not increase the amount of the dividend and (b) they do not exceed the average of a firm's net income for the four preceding calendar quarters. Based upon the results of its second round of 2020 stress testing, the Federal Reserve announced on December 18, 2020, certain modifications to its capital distribution restrictions that would apply for the first quarter of 2021. Refer to "Stress Testing and Capital Planning" under Part 1, Item 1. "Business - Supervision and Regulation" for additional details.
We plan to resume share repurchases under our previously disclosed share repurchase program in the first quarter of 2021, up to our maximum capacity of approximately $440 million authorized by the Federal Reserve. Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including employee benefit plans) as market conditions warrant and at prices we deem appropriate.
FUNDING STRATEGY
Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance asset growth in our global businesses, as well as to maintain a strong liquidity profile. The diversity of funding sources by type of instrument, by maturity and by investor base, among other factors, mitigates the impact of disruptions in any one type of instrument, maturity or investor. The mix of our funding in any period will seek to achieve cost efficiency consistent with both maintaining diversified sources and achieving our liquidity objectives. We seek to diversify our funding sources by maintaining scale and relevance in unsecured debt, asset securitizations and deposits. Our direct retail deposits have become a larger proportion of our funding over time and we expect that will continue. Our funding strategy and activities are integrated into our asset-liability management activities. We have in place a funding policy covering American Express Company and all of our subsidiaries.

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
Due to the impact of COVID-19, we experienced significant reductions in our business volumes and decline in the balances of our Card Member loans and receivables. The decline in Card Member loans and receivables balances resulted in substantial liquidity levels, which were further strengthened by the strong growth in our direct retail deposits in 2020.
FUNDING PROGRAMS AND ACTIVITIES
We meet our funding needs through a variety of sources, including direct and third-party distributed deposits and debt instruments, such as senior unsecured debt, asset securitizations, borrowings through secured borrowing facilities and a committed bank credit facility.
We had the following consolidated debt and customer deposits outstanding as of December 31:
TABLE 17: SUMMARY OF CONSOLIDATED DEBT AND CUSTOMER DEPOSITS

(Billions)	2020	2019
Short-term borrowings	$1.9	$6.4
Long-term debt	43.0	57.8
Total debt	44.9	64.2
Customer deposits	86.9	73.3
Total debt and customer deposits	$131.8	$137.5
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.

Our funding plan for the full year 2021 includes, among other sources, a limited amount of unsecured and secured term debt issuance. Actual funding activities can vary from our plans due to various factors, such as future business growth, the impact of global economic, political and other events on market capacity and funding needs, demand for securities offered by us, regulatory changes, ability to securitize and sell receivables, and the performance of receivables previously sold in securitization transactions. Many of these factors are beyond our control.
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
TABLE 18: UNSECURED DEBT RATINGS

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
Fitch	All rated entities	F1	A	Negative
Moody’s	American Express Travel Related Services Company, Inc.	N/A	A2	Negative
Moody's	American Express Credit Corporation	Prime-1	A2	Negative
Moody’s	American Express National Bank	Prime-1	A3	Negative
Moody's	American Express Company	N/A	A3	Negative
S&P	American Express Travel Related Services Company, Inc.	N/A	A-	Stable
S&P	American Express Credit Corporation and American Express National Bank	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable

These ratings are not a recommendation to buy or hold any of our securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
Downgrades in the ratings of our unsecured debt or asset securitization program securities could result in higher funding costs, as well as higher fees related to borrowings under our unused credit facilities. Declines in credit ratings could also reduce our borrowing capacity in the unsecured debt and asset securitization capital markets. We believe our funding mix, including the proportion of U.S. retail deposits insured by the Federal Deposit Insurance Corporation (FDIC) to total funding, should reduce the impact that credit rating downgrades would have on our funding capacity and costs.

SHORT-TERM FUNDING PROGRAMS
Short-term borrowings, such as commercial paper, are defined as any debt with an original maturity of twelve months or less, as well as interest-bearing overdrafts with banks. Our short-term funding programs are used primarily to fund working capital needs, such as managing seasonal variations in receivables balances. The amount of short-term borrowings issued in the future will depend on our funding strategy, our needs and market conditions. As of December 31, 2020, we had nil in commercial paper outstanding and we had an average of $628 million in commercial paper outstanding during 2020. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these borrowings.
DEPOSIT PROGRAMS
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per account holder through the FDIC. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. Direct retail deposits offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account and certificates of deposit (CDs) products available directly to consumers. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives. As of December 31, 2020, we had $86.9 billion in deposits. Refer to Note 7 to the “Consolidated Financial Statements” for a further description of these deposits.
LONG-TERM DEBT AND ASSET SECURITIZATION PROGRAMS
As of December 31, 2020, we had $43.0 billion in long-term debt outstanding, including unsecured debt and asset-backed securities. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these borrowings.
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
On April 20, 2020, we added approximately $1.7 billion of additional U.S. corporate Card Member receivables to the Charge Trust.
Given the significant reductions in our business volumes and our resulting substantial cash and liquidity position, we did not issue any unsecured or secured term debt during 2020.

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
•Projecting cash inflows and outflows under a variety of economic and market scenarios; and
•Establishing clear objectives for liquidity risk management, including compliance with regulatory requirements.
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
We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements. As of December 31, 2020, we had a total of $54.6 billion in Cash and cash equivalents and Investment securities (which are substantially comprised of U.S. Government Treasury obligations). The increase of $21.7 billion from $32.9 billion as of December 31, 2019 was primarily driven by the decline in the balances of our Card Member loans and receivables and the growth in our direct retail deposits.
The net interest expense to maintain these liquidity resources depends on the amount of liquidity resources we maintain and the difference between our cost of funding these amounts and their investment yields. As the amount of our liquidity resources has substantially increased, the level of future net interest expense to maintain these resources is expected to be significant, as the investment income is less than the cost of funding.

Securitized Borrowing Capacity
As of December 31, 2020, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2022, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the Charge Trust. As the balance of Card Member receivables in the Charge Trust fluctuates over time in line with business volumes, our capacity to draw on the Charge Trust facility may be reduced when volumes decline. We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2022, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of December 31, 2020, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
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
We had approximately $64.8 billion as of December 31, 2020 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility as of December 31, 2020 of $3.5 billion, with a maturity date of October 15, 2022. The availability of this credit line is subject to compliance with certain covenants by American Express Credit Corporation (Credco), principally the maintenance by Credco of a 1.25 ratio of its combined earnings, certain capital contributions and fixed charges, to fixed charges. As of December 31, 2020 and 2019, Credco was in compliance with each of these covenants. As of December 31, 2020, no amounts were drawn on the committed credit facility. We may, from time to time, use this facility in the ordinary course of business to fund working capital needs. Any undrawn portion of this facility could serve as backstop for the amount of commercial paper outstanding.
Our committed bank credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the credit facility, nor is it dependent on our credit rating.

CASH FLOWS
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019.
TABLE 19: CASH FLOWS

(Billions)	2020	2019	2018
Total cash provided by (used in):
Operating activities	$5.6	$13.6	$8.9
Investing activities	11.6	(16.7)	(19.6)
Financing activities	(9.1)	(0.5)	5.1
Effect of foreign currency exchange rates on cash and cash equivalents	0.4	0.2	0.1
Net increase (decrease) in cash and cash equivalents	$8.5	$(3.4)	$(5.5)
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
The decrease in net cash provided by operating activities was primarily driven by decreases in Net income and Accounts payable due to decreases in merchant payables reflecting the significant decline in billed business in the current year, and an increase in Other assets due to purchases of loyalty program points from certain of our cobrand partners. These points are held as prepaid assets until they are used for rewards, promotions and incentives.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member loans and receivables, as well as changes in our available-for-sale investment securities portfolio.
The increase in net cash provided by investing activities was primarily due to a decline in the outstanding balances of Card Member loans and receivables driven by a significant decline in Card Member spending during the period as a result of the continued impacts of the COVID-19 pandemic and the resulting containment measures, combined with pay down of outstanding balances by Card Members, partially offset by a net increase in the investment securities portfolio.
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
TABLE 20: COMMITTED FUTURE OBLIGATIONS BY YEAR

	Payments due by year(a)
(Millions)	2021	2022-2023	2024-2025	2026 and thereafter	Total
Long-term debt	$11,829	$21,324	$5,757	$4,132	$43,042
Certificates of deposit	3,828	3,698	483	—	8,009
Interest payments on long-term debt(b)	713	760	402	1,058	2,933
Lease obligations	141	273	232	1,024	1,670
Deemed repatriation tax(c)	—	14	582	416	1,012
Purchase obligations(d)	231	174	34	—	439
Other long-term liabilities(e) (f)	243	36	6	38	323
Total	$16,985	$26,279	$7,496	$6,668	$57,428
(a)The table above excludes approximately $0.8 billion of tax reserves related to the uncertainty in income taxes as inherent complexities and the number of tax years currently open for examination in multiple jurisdictions do not permit reasonable estimates of payments, if any, to be made over a range of years. Refer to Note 20 to the “Consolidated Financial Statements” for additional information.
(b)Estimated interest payments were calculated using the effective interest rates as of December 31, 2020, and includes the effect of existing interest rate swaps. Actual cash flows may differ from estimated payments.
(c)Represents the remaining obligation under the Tax Act to pay a one-time transition tax on unrepatriated earnings and profits of certain foreign subsidiaries.
(d)The purchase obligation amounts represent either the early termination fees or non-cancelable minimum contractual obligations, as applicable, by period under contracts that were in effect as of December 31, 2020.
(e)As of December 31, 2020, there were no minimum required contributions, and no contributions are currently planned, for the U.S. American Express Retirement Plan. For the U.S. American Express Retirement Restoration Plan and non-U.S. defined benefit pension and postretirement benefit plans, contributions in 2021 are anticipated to be approximately $47 million, and this amount has been included within other long-term liabilities. Remaining obligations under defined benefit pension and postretirement benefit plans aggregating $659 million have not been included in the table above as the timing of such obligations is not determinable. Additionally, other long-term liabilities do not include $9.8 billion of Membership Rewards liabilities, which are not considered long-term liabilities as Card Members in good standing can redeem points immediately, without restrictions, and because the timing of point redemption is not determinable.
(f)As of December 31, 2020, we had committed to provide funding related to certain tax credit investments resulting in a $208 million unfunded commitment included in other long-term liabilities. In addition to this amount, there was a further $106 million of contractual off-balance sheet obligations that have not been included in the table above as the timing of such obligations is not determinable. Refer to Note 6 to the “Consolidated Financial Statements” for additional information.
In addition to the contractual obligations noted in Table 20, we have financial commitments related to agreements with certain cobrand partners under which we are required to make a certain level of minimum payments over the life of the agreement, generally ranging from five to ten years. Such commitments are designed to be satisfied by the payments we make to such cobrand partners primarily based on Card Members' spending and earning rewards on their cobrand cards and as we acquire new Card Members. In the event these payments do not fully satisfy the commitment, we generally pay the cobrand partner up to the amount of the commitment in exchange for an equivalent value of reward points. As of December 31, 2020, we had approximately $4 billion in such commitments outstanding and also had certain cobrand arrangements that include commitments based on variables, the values of which are not yet determinable and thus the amount is not quantifiable. Refer to Note 12 to the "Consolidated Financial Statements" for further information.
We also have off-balance sheet arrangements that include guarantees, indemnifications and certain other off-balance sheet arrangements.

GUARANTEES
As of December 31, 2020, we had guarantees and indemnifications totaling approximately $1 billion related primarily to real estate and business dispositions in the ordinary course of business. Refer to Note 15 to the “Consolidated Financial Statements” for further discussion regarding our guarantees.
CERTAIN OTHER OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2020, we had approximately $314 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit, and therefore are not reflected in unused credit available to Card Members.
We provide Card Member protection that covers losses associated with purchased goods and services. We have an accrual of $58 million related to this exposure as of December 31, 2020. To date, we have not experienced significant losses related to this exposure; however, our historical experience may not be representative in the current environment given the economic and financial disruption cause by the COVID-19 pandemic and resulting containment measures. See "Arrangements with our business partners represent a significant portion of our business. We are exposed to risks associated with our business partners, including reputational issues, business slowdowns, bankruptcies, liquidations, restructurings and consolidations, and the possible obligation to make payments to our partners" under “Risk Factors” and Note 12 to the "Consolidated Financial Statements" for further information.

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
The Risk Committee of our Board of Directors provides oversight of our ERM framework, processes and methodologies. The Risk Committee approves our ERM policy. The ERM policy governs risk governance, risk oversight and risk appetite for risks, including individual credit risk, institutional credit risk, operational risk, compliance risk, reputational risk, market risk, funding and liquidity risk, model risk, strategic and business risk, and country risk. Risk appetite defines the authorized risk limits to control exposures within our risk capacity and risk tolerance, including stressed forward-looking scenarios. In addition, it establishes principles for risk taking in the aggregate and for each risk type, and is supported by a comprehensive system for monitoring limits, escalation triggers and assessing control programs.
The Risk Committee reviews and concurs with the appointment, replacement, performance and compensation of our Chief Risk Officer and receives regular updates from the Chief Risk Officer on key risks, transactions and exposures.
The Risk Committee reviews our risk profile against the tolerances specified in the Risk Appetite Framework, including significant risk exposures, risk trends in our portfolios and major risk concentrations.
The Risk Committee also provides oversight of our compliance with Regulatory capital and liquidity standards, our Internal Capital Adequacy Assessment Process, including the CCAR submissions.
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
The Audit and Compliance Committee provides oversight of our Internal Audit Group. The Audit and Compliance Committee reviews and concurs with the appointment, replacement, performance and compensation of our Chief Audit Executive, who reports to the Audit and Compliance Committee, and approves Internal Audit’s annual audit plan, charter, policies, budget and staffing levels, and overall risk assessment methodology. The Audit and Compliance Committee also receives regular updates on the audit plan’s status and results, including significant reports issued by Internal Audit and the status of our corrective actions.
The Compensation and Benefits Committee of our Board of Directors works with the Chief Risk Officer to ensure our overall compensation programs, as well as those covering our risk-taking employees, appropriately balance risk with business incentives and how business performance is achieved without taking imprudent or excessive risk. Our Chief Risk Officer is actively involved in setting risk goals for the Company. Our Chief Risk Officer also reviews the current and forward-looking risk profiles of each business unit and provides input into performance evaluation. The Chief Risk Officer meets with the Compensation and Benefits Committee and attests whether performance goals and results have been achieved without taking imprudent risks. The Compensation and Benefits Committee uses a risk-balanced incentive compensation framework to decide on our bonus pools and the compensation of senior executives.

There are several internal management committees, including the Enterprise-wide Risk Management Committee (ERMC), chaired by our Chief Risk Officer. The ERMC is the highest-level management committee to oversee all firm-wide risks and is responsible for risk governance, risk oversight and risk appetite. It maintains the enterprise-wide risk appetite framework and monitors compliance with limits and escalations defined in it. The ERMC oversees implementation of risk policies company-wide. The ERMC reviews key risk exposures, trends and concentrations, significant compliance matters, and provides guidance on the steps to monitor, control and report major risks. In addition, the Asset Liability Committee, chaired by our Chief Financial Officer, is responsible for managing our capital, funding and liquidity, investment, market risk and asset/liability activities in accordance with our policies and in compliance with applicable regulatory requirements.
As defined in the ERM policy, we follow the “three lines of defense” approach to risk management. The first line of defense comprises functions and management committees directly initiating risk taking. The Chief Executive Officer, business unit presidents and the Chief Financial Officer are part of the first line of defense. The second line comprises independent functions overseeing risk-taking activities of the first line. The Chief Risk Officer, the Chief Compliance & Ethics Officer, the Chief Operational Risk Officer and certain control groups, both at the enterprise level and within regulated entities, are part of the second line of defense. The global risk oversight team oversees the policies, strategies, frameworks, models, processes and capabilities deployed by the first line teams and provides challenges and independent assessments on how the first line of defense is managing risks. Our Internal Audit Group constitutes the third line of defense and provides independent assessments and effective challenge of the first and second lines of defense.
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
INDIVIDUAL CREDIT RISK
Individual credit risk arises from consumer and small business charge cards, credit cards, and term loans. These portfolios consist of millions of customers across multiple geographies, industries and levels of net worth. We benefit from the high-quality profile of our customers, which is driven by our brand, premium customer servicing, product features and risk management capabilities, which span underwriting, customer management and collections. The risk in these portfolios is generally correlated to broad economic trends, such as unemployment rates and GDP growth.
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
INSTITUTIONAL CREDIT RISK
Institutional credit risk arises principally within our GCS and GMNS businesses, as well as investment and liquidity management activities. Unlike individual credit risk, institutional credit risk is characterized by a lower loss frequency but higher severity. It is affected both by general economic conditions and by client-specific events. The absence of large losses in any given year or over several years is not necessarily representative of the level of risk of institutional portfolios, given the infrequency of loss events in such portfolios.
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

Exposure to the Airline and Travel Industry
We have multiple important cobrand, rewards, merchant acceptance and corporate payments arrangements with airlines. The ERM program evaluates the risks posed by our airline partners and the overall airline strategy company-wide through comprehensive business analysis of global airlines, and the travel industry more broadly, including cruise lines, travel agencies and tour operators. Our largest airline partner is Delta, and this relationship includes an exclusive cobrand credit card partnership and other arrangements including Membership Rewards redemption, merchant acceptance, travel and corporate payments. See "We face intense competition for partner relationships, which could result in a loss or renegotiation of these arrangements that could have a material adverse impact on our business and results of operations" and "Arrangements with our business partners represent a significant portion of our business. We are exposed to risks associated with our business partners, including reputational issues, business slowdowns, bankruptcies, liquidations, restructurings and consolidations, and the possible obligation to make payments to our partners" under “Risk Factors” for additional information.
Debt Exposure
As part of our ongoing risk management process, we monitor our financial exposure to both sovereign and non-sovereign customers and counterparties, and measure and manage concentrations of risk by geographic regions, as well as by economic sectors and industries. A primary focus area for monitoring is credit deterioration due to weaknesses in economic and fiscal profiles. We evaluate countries based on the market assessment of the riskiness of their sovereign debt and our assessment of the economic and financial outlook and closely monitor those deemed high risk. As of December 31, 2020, we considered our gross credit exposures to government entities, financial institutions and corporations in those countries deemed high risk to be individually and collectively not material.
OPERATIONAL RISK MANAGEMENT PROCESS
We consider operational risk to be the risk of loss due to, among other things, inadequate or failed processes, people or information systems, or impacts from the external environment, including failures to comply with laws and regulations as well as impacts from relationships with third parties. Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal and regulatory penalties.
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

INFORMATION AND CYBER SECURITY
We define information and cyber security risk as the risk that a security incident could impact the confidentiality, integrity or availability of American Express customer, colleague or proprietary information.
Our information and cyber security program is designed to protect the confidentiality, integrity, and availability of information and information systems from unauthorized access, use, disclosure, disruption, modification, or destruction. The program is built upon a foundation of advanced security technology, a well-staffed and highly trained team of experts, and robust operations based on the National Institute of Standards and Technology Cybersecurity Framework. This consists of controls designed to identify, protect, detect, respond and recover from information and cyber security incidents. We continue to invest in enhancements to cyber security capabilities and engage in industry and government forums to promote advancements to the broader financial services cyber security ecosystem.
See “A major information or cyber security incident or an increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our cards” under “Risk Factors” for additional information.

INFORMATION TECHNOLOGY
We define information technology risk as the risk that events or circumstances could compromise the processing, stability, capacity, performance, or resilience of information technology and cause financial, reputational, and/or regulatory impacts.
We manage information technology risk through our policies, procedures, governance structure, and control framework to preserve the confidentiality, integrity, and availability of systems and processes across the Company.
See “The uninterrupted operation of our information systems is critical to our success and a significant disruption could have a material adverse effect on our business and results of operations” under “Risk Factors” for additional information.
PRIVACY
We define privacy risk as the risk of financial loss, reputational damage, or regulatory or legal action resulting from decisions related to the violation of applicable laws, rules, regulations, contractual obligations, or the non-adherence to privacy policies, disclosures, or standards that apply to the processing of personal data.
The Global Privacy Policy establishes the privacy framework and defines the American Express Data Protection & Privacy Principles, which governs the way we collect, use, store, share, transmit, delete or otherwise process our customer and colleague personal data globally. Chaired by the Chief Privacy Officer, the Privacy Risk Management Committee, a sub-committee of the ORMC, provides oversight and governance for our privacy program.
DATA MANAGEMENT AND GOVERNANCE
We define data management and governance risk as the risk of inadequate data governance and/or data management practices adversely impacting the accuracy, completeness, timeliness, comprehensiveness or usability of data within or throughout its lifecycle.
Our Enterprise Data Governance Policy establishes the framework and requirements for defining in-scope critical data and outlining the elements for managing data as a critical corporate asset. This policy is approved by the ERMC.
Chaired by the Chief Data Officer, our Enterprise Data Committee, a sub-committee of the ERMC, provides governance and oversight for our enterprise-wide data governance and management activities. The committee is responsible for overseeing the standards and procedures, governance structure and oversight framework, which includes independent assessments and validations, monitoring and reporting of data governance and management-related issues and concerns.
COMPLIANCE RISK MANAGEMENT PROCESS
We define compliance risk as the risk of legal or reputational harm, fines, monetary penalties and payment of damages or other forms of sanction as a result of non-compliance with applicable laws and/or regulations, internal policies and procedures and related practices, or ethical standards.
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

REPUTATIONAL RISK MANAGEMENT PROCESS
We define reputational risk as the risk that negative stakeholder reaction to our products, services, client and partner relationships, business activities and policies, management and workplace culture, or our response to unexpected events, could cause sustained critical media coverage, a decline in revenue or investment, talent attrition, litigation, or government or regulatory scrutiny.
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
Our risk policies establish the framework that guides and governs market risk management, including quantitative limits and escalation triggers. These policies are approved by the ERMC, Asset Liability Committee or Market Risk Management Committee.
Market risk is managed by the Market Risk Management Committee. The Market Risk Oversight Officer provides an independent risk assessment and oversight over the policies and exposure management for market risk and Asset Liability Management activities, as well as overseeing compliance with associated regulatory requirements. Market risk management is also guided and governed by policies covering the use of derivative financial instruments, funding, liquidity and investments.
Interest Rate Risk
We analyze a variety of interest rate scenarios to inform us of the potential impacts from interest rate changes on earnings and the value of assets, liabilities and the economic value of equity. Our interest rate exposure can vary over time as a result of, among other things, the proportion of our total funding provided by variable and fixed-rate debt and deposits compared to our Card Member loans and receivables. Interest rate swaps are used from time to time to effectively convert debt issuances to variable-rate from fixed-rate, or vice versa. Refer to Note 13 to the “Consolidated Financial Statements” for further discussion of our derivative financial instruments.
In 2020, the composition of our balance sheet shifted substantially. There was a substantial net reduction in total fixed-rate assets within Card Member loans and Card Member receivables and an increase in certain floating-rate assets such as Cash and cash equivalents. As of December 31, 2020, a hypothetical immediate 100 basis point increase in market interest rates would have a detrimental impact of approximately $113 million on our annual net interest income. A hypothetical immediate 100 basis point decrease in market interest rates, which are assumed to remain at or above zero percent, would have a smaller but still detrimental impact on our annual net interest income. This measure first projects net interest income over the following twelve-month time horizon considering forecasted business growth and anticipated future market interest rates. The detrimental impact from rate changes is then measured by instantaneously increasing or decreasing the anticipated future interest rates by 100 basis points. Our estimated repricing risk assumes that our interest-rate sensitive assets and liabilities that reprice within the twelve-month horizon generally reprice by the same magnitude as benchmark rate changes. It is further assumed that, within our interest-rate sensitive liabilities, certain deposits reprice at lower magnitudes than benchmark rate movements, and the magnitude of this repricing in turn depends on, among other factors, the direction of rate movements. These assumptions are consistent with historical deposit repricing experience in the industry and within our own portfolio. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.

LIBOR Transition
Due to uncertainty surrounding the suitability and sustainability of LIBOR, central banks and global regulators have called for financial market participants to prepare for the discontinuance of LIBOR and the establishment of alternative reference rates.
We have financial instruments and commercial agreements that will be impacted by the discontinuance of LIBOR, including floating rate debt and equity instruments, derivatives, borrowings and other contracts. We have established an enterprise-wide, cross-functional initiative to identify, assess and monitor risks associated with LIBOR, engage with the industry participants and regulators and to transition to new alternative reference rates. As part of this initiative, we are updating our operational processes, IT systems and models for a timely transition.
See “The discontinuance of LIBOR may negatively impact our access to funding and the value of our financial instruments and commercial agreements” under “Risk Factors” for additional information.
Foreign Exchange Risk
Foreign exchange exposures arise in four principal ways: (1) Card Member spending in currencies that are not the billing currency, (2) cross-currency transactions and balances from our funding activities, (3) cross-currency investing activities, such as in the equity of foreign subsidiaries, and (4) revenues generated and expenses incurred in foreign currencies, which impact earnings.
These foreign exchange risks are managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pretax impacts from currency movements in the period in which they occur. As of December 31, 2020, foreign currency derivative instruments with total notional amounts of approximately $26 billion were outstanding.
With respect to Card Member spending and cross-currency transactions, including related foreign exchange forward contracts outstanding, the impact of a hypothetical 10 percent strengthening of the U.S. dollar would have been immaterial to projected earnings as of December 31, 2020. With respect to translation exposure of foreign subsidiary equity balances, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial reduction in other comprehensive income and equity as of December 31, 2020. With respect to anticipated earnings denominated in foreign currencies for the next twelve months, the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar would be approximately $33 million as of December 31, 2020.
To a much lesser extent, we are also subject to market risk arising from activities conducted by our Foreign Exchange International Payments business. We aim to minimize market risk from these activities through hedging, where appropriate, and the establishment of limits.
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
FUNDING & LIQUIDITY RISK MANAGEMENT PROCESS
Funding and liquidity risk is defined as our inability to meet our ongoing financial and business obligations as they become due at a reasonable cost.
Our Board-approved Liquidity Risk Policy establishes the framework that guides and governs liquidity risk management.
Funding and Liquidity risk is managed by the Funding and Liquidity Committee. In addition, the Market Risk Oversight Officer provides independent oversight of liquidity risk management. We manage liquidity risk by maintaining access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that we can continuously meet our business requirements and expected future financing obligations for at least a twelve-month period in the event we are unable to raise new funds under our regular funding programs during a substantial weakening in economic conditions. We consider the trade-offs between maintaining too much liquidity, which can be costly and limit financial flexibility, and having inadequate liquidity, which may result in financial distress during a liquidity event.
Funding and Liquidity risk is managed at an aggregate consolidated level as well as at certain subsidiaries in order to ensure that sufficient and accessible liquidity resources are maintained. The Funding and Liquidity Committee reviews forecasts of our aggregate and subsidiary cash positions and financing requirements, approves funding plans designed to satisfy those requirements under normal and stressed conditions, establishes guidelines to identify the amount of liquidity resources required and monitors positions and determines any actions to be taken.

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
We utilize artificial intelligence and machine Learning (AI/ML) approaches for a variety of business use cases. We perform extensive reviews and testing to reduce the risk that these AI/ML techniques do not perform as intended.
STRATEGIC AND BUSINESS RISK MANAGEMENT PROCESS
Strategic and business risk is the risk related to our inability to achieve our business objectives due to poor strategic decisions, including decisions related to mergers, acquisitions, and divestitures, poor implementation of strategic decisions or declining demand for our products and services.
Strategic decisions are reviewed and approved by business leaders and various committees and must be aligned with company policies. We seek to manage strategic and business risks through risk controls embedded in these processes as well as overall risk management oversight over business goals. Existing product performance is reviewed periodically by committees and business leaders. Mergers, acquisitions and divestitures can only be approved following Executive Committee due diligence, a comprehensive risk assessment by operational, market, credit and oversight leaders provided to the Chief Risk Officer and approval by either the Chief Risk Officer or appropriate risk committees. All new products and material changes in business processes are reviewed and approved by the New Products Committee and appropriate credit or risk committees.

COUNTRY RISK MANAGEMENT PROCESS

Country risk is defined as the risk that economic, social, and/or political conditions and events in a country might adversely impact us, primarily as a result of greater credit losses, increased operational or market risk or the inability to repatriate capital.

We manage country risk as part of the normal course of business. Policies and procedures establish country risk escalation thresholds to control and limit exposure, driven by processes that enable the monitoring of conditions in countries where we have exposure.

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
In estimating expected credit losses, we use a combination of statistically based models and analysis of the results produced by these models to determine the quantitative and qualitative components of our total balance sheet reserves for credit losses. These quantitative and qualitative components entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of our reserves relate to the determination of the appropriate R&S Period, the modeling of the probability of and exposure at default, and the methodology to incorporate current and future economic conditions. We use these models and assumptions, combined with historical loss experience, to determine the reserve rates that are applied to the outstanding loan or receivable balances to produce our reserves for expected credit losses for the R&S Period. The qualitative component is intended to capture expected losses that may not have been fully captured in the quantitative component. Through an established governance structure, we consider certain external and internal factors, including emerging portfolio characteristics and trends, which consequentially may increase or decrease the reserves for Card Member credit losses.
The R&S Period, which is approximately three years, represents the maximum time-period beyond the balance sheet date over which we can reasonably estimate expected credit losses, using all available portfolio information, current economic conditions and forecasts of future economic conditions. Card Member loan products do not have a contractual term and balances can revolve if minimum required payments are made, causing some balances to remain outstanding beyond the R&S Period. To determine expected credit losses beyond the R&S Period, we immediately revert to long-term average loss rates. Card Member receivable products are contractually required to be paid in full; therefore, we have assumed the balances will be either paid or written-off within the R&S Period.
Within the R&S Period, our models use past loss experience and current and future economic conditions to estimate the probability of default, exposure at default and expected recoveries to estimate net losses at default. A significant area of judgment relates to how we apply future Card Member payments to the reporting period balances when determining the exposure at default. The nature of revolving loan products inherently includes a relationship between future payments and spend behavior, which creates complexity in the application of how future payments are either partially or entirely attributable to the existing balance at the end of the reporting period. Using historical customer behavior and other factors, we have assumed that future payments are first allocated to interest and fees associated with the reporting period balance and future spend. We then allocate a portion of the payment to the estimated higher minimum payment amount due because of any future spend. Any remaining portion of the future payment is then allocated to the remaining reporting period balance.
CECL requires that the R&S Period include an assumption about current and future economic conditions. We incorporate multiple macroeconomic scenarios obtained from an independent third party. The estimated credit losses calculated from each macroeconomic scenario are reviewed and weighted to reflect management's judgment about uncertainty around the scenarios. These macroeconomic scenarios contain certain variables, including unemployment rates and real GDP, that are significant to our models.

Macroeconomic Sensitivity
To demonstrate the sensitivity of estimated credit losses to the macroeconomic scenarios, we compared our modeled estimates under a baseline scenario to that under a pessimistic downside scenario. For every 10 percentage points change in weighting from the baseline scenario to the pessimistic downside scenario, the estimated credit losses increased by approximately $200 million.
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
In addition, this sensitivity analysis relates only to the modeled credit loss estimates under two scenarios without considering management’s judgment on the relative weighting for those and other scenarios, including the weight that has been placed on downside scenarios at the balance sheet date, or any potential changes in other adjustments to the quantitative reserve component or the impact of management judgment for the qualitative reserve component, which may have a positive or negative effect on the results. Thus, the results of this sensitivity analysis are hypothetical and are not intended to estimate or reflect our expectations of any changes in the overall reserves for credit losses due to changes in the macroeconomic environment.
The following table reflects the range of key variables in the macroeconomic scenarios utilized for the computation of Reserves for Card Member credit losses as of December 31, 2020:

December 31, 2020
U.S. Unemployment Rate
Fourth quarter of 2020	7%
First quarter of 2021	7% - 8%
Fourth quarter of 2021	7% - 11%
Fourth quarter of 2022	6% - 12%
U.S. GDP Growth (Contraction) (a)
Fourth quarter of 2020	3%
First quarter of 2021	4% - (5%)
Fourth quarter of 2021	6% - (2%)
Fourth quarter of 2022	4% - 3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Refer to "Business Environment" and Table 3 in MD&A and Note 1 and Note 3 to the "Consolidated Financial Statements" for a further description of the impact of CECL, both at implementation and for the year ended December 31, 2020.
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
The URR assumption is used to estimate the number of points earned by current enrollees that will ultimately be redeemed in future periods. We use statistical and actuarial models to estimate the URR of points earned to date by current Card Members based on redemption trends, card product type, enrollment tenure, card spend levels and credit attributes. The WAC per point assumption is used to estimate future redemption costs and is primarily based on redemption choices made by Card Members, reward offerings by partners, and Membership Rewards program changes. The WAC per point assumption is derived from 12 months of redemptions and is adjusted as appropriate for certain changes in redemption costs that are not representative of future cost expectations and expected developments in redemption patterns.
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
Changes in the Membership Rewards URR and WAC per point have the effect of either increasing or decreasing the liability through the current period Membership Rewards expense by an amount estimated to cover the cost of all points previously earned but not yet redeemed by current enrollees as of the end of the reporting period. As of December 31, 2020, an increase in the estimated URR of current enrollees of 25 basis points would increase the Membership Rewards liability and corresponding rewards expense by approximately $128 million. Similarly, an increase in the WAC per point of 1 basis point would increase the Membership Rewards liability and corresponding rewards expense by approximately $141 million.
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

OTHER MATTERS
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to the Recently Issued and Adopted Accounting Standards section of Note 1 to the “Consolidated Financial Statements.”
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
Asset securitizations — Asset securitization involves the transfer and sale of loans or receivables to a special-purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities, that are secured by the transferred loans and receivables. The trust uses the proceeds from the sale of such securities to pay the purchase price for the transferred loans or receivables. The securitized loans and receivables of our Lending Trust and Charge Trust (collectively, the Trusts) are reported as assets and the securities issued by the Trusts are reported as liabilities on our Consolidated Balance Sheets.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to rebuild growth momentum and improve our financial performance to pre-pandemic levels, which will depend in part on a recovery in consumer travel and therefore on how soon lockdowns ease, travel restrictions lift and the general public begins to feel comfortable traveling again; discount revenue recovering broadly in-line with billed business; credit performance and reserve levels; identifying attractive investment opportunities that help rebuild growth momentum, product innovation and the pace at which we wind down our value injection efforts; our ability to control operating expenses and generate operating expense leverage; the effective tax rate remaining consistent with current expectations; and our ability to resume our share repurchase program; any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs;
•our ability to grow billed business, revenues and EPS, which could be impacted by, among other things, uncertainty regarding the continued spread of COVID-19 (including new variants) and severity of the pandemic and the availability, distribution and use of effective treatments and vaccines; a further deterioration in global economic and business conditions; consumer and business spending not growing in line with expectations, including T&E spending not rebounding to 2019 levels by the end of 2021; an inability or unwillingness of Card Members to pay amounts owed to us; insufficient governmental stimulus and relief programs to address the ongoing impact of the pandemic; prolonged measures to contain the spread of COVID-19 (including travel restrictions) or premature easing of such containment measures, both of which could further exacerbate the effects on business activity and our Card Members, partners and merchants; health concerns associated with the pandemic continuing to affect consumer behavior, spending levels and preferences, and travel patterns and demand even after government restrictions are lifted and economies reopen; our inability to effectively manage risk in an uncertain environment; market volatility, changes in capital and credit market conditions and the availability and cost of capital; issues impacting brand perceptions and our reputation; the amount and efficacy of investments in share, scale and relevance; an inability of business partners to meet their obligations to us and our customers due to slowdowns or disruptions in their businesses, bankruptcy or liquidation, or otherwise; the impact of any future contingencies, including, but not limited to, restructurings, impairments, changes in reserves, legal costs, the imposition of fines or civil money penalties and increases in Card Member reimbursements; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members;
•future credit performance and the amount and timing of future credit reserve builds and releases, which will depend in part on changes in consumer behavior that affect loan and receivable balances (such as paydown and revolve rates) and delinquency and write-off rates; macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; the impact of the CECL methodology; collections capabilities and recoveries of previously written-off loans and receivables; the enrollment in, and effectiveness of, hardship programs and troubled debt restructurings; the availability of government stimulus programs for borrowers; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
•net interest income and the growth rate of loans outstanding being higher or lower than current expectations, which will depend on the behavior of Card Members and their actual spending and borrowing patterns; our ability to effectively manage risk and enhance Card Member value propositions; changes in interest rates and our cost of funds; credit actions, including line size and other adjustments to credit availability; and the effectiveness of our strategies to capture a greater share of existing Card Members’ spending and borrowings, reduce Card Member attrition and attract new customers;
•the actual amount we spend on marketing in the future, which will be based in part on continued changes in macroeconomic conditions and business performance; management’s identification and assessment of attractive investment opportunities and the receptivity of Card Members and prospective customers to advertising and customer acquisition initiatives; the pace at which we wind down our value injections efforts; our ability to balance expense control and investments in the business; and management’s ability to realize efficiencies and optimize investment spending;
•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement costs to revenues, which could be impacted by continued changes in macroeconomic conditions and Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories) and the redemption of rewards and offers (including travel redemptions); the costs related to reward point redemptions; Card Members’ interest in the value propositions we offer; further enhancements to product benefits to make them attractive to Card Members, potentially in a manner that is not cost-effective; and new and renegotiated contractual obligations with business partners;
•our ability to control our operating expenses and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities depending on overall business performance; our ability to innovate efficient channels of customer interactions, such as chat supported by artificial intelligence; restructuring activity; fraud costs; information security or compliance expenses or consulting, legal and other professional services fees, including as a result of litigation or internal and regulatory reviews; the level of M&A activity and related expenses; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; the impact of changes in foreign currency exchange rates on costs; and higher-than-expected inflation;
•net card fees not growing consistent with current expectations, which could be impacted by, among other things, the further deterioration in macroeconomic conditions impacting the ability and desire of Card Members to pay card fees; higher Card Member attrition rates; Card Members continuing to be attracted to our premium card products and the pace of Card Member acquisition activity; and our inability to address competitive pressures and implement our strategies and business initiatives, including introducing new and enhanced benefits and services that are designed for the current environment;
•a further decline of the average discount rate, including as a result of further changes in the mix of spending by location and industry (including the pace of recovery in T&E spending), merchant negotiations (including merchant incentives, concessions and volume-related pricing discounts), competition, pricing regulation (including regulation of competitors’ interchange rates) and other factors;
•our tax rate not remaining consistent with current expectations, which could be impacted by, among other things, our geographic mix of income, further changes in tax laws and regulation, unfavorable tax audits and other unanticipated tax items;
•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may materially impact the prices charged to merchants that accept American Express cards, competition for new and existing cobrand relationships, competition from new and non-traditional competitors and the success of marketing, promotion and rewards programs;
•changes affecting our plans regarding the return of capital to shareholders, including resuming our share repurchases in the first quarter of 2021, which will depend on factors such as capital levels and regulatory capital ratios; changes in the stress testing and capital planning process; our results of operations and financial condition; our credit ratings and rating agency considerations; and the economic environment and market conditions in any given period;
•our ability to increase Card Member acquisition activities, provide additional value to Card Members and refresh our premium products, which will be impacted in part by competition, brand perceptions and reputation, and our ability to develop and market value propositions that appeal to Card Members and new customers and offer attractive services and rewards programs, which will depend in part on ongoing investments in Card Member acquisition efforts, addressing changing customer behaviors, new product innovation and development, and enrollment processes, including through digital channels, and infrastructure to support new products, services and benefits;
•our ability to grow commercial payments, including through cash flow and supplier payment solutions, which will depend in part on competition, the willingness and ability of companies to use such solutions for procurement and other business expenditures, our ability to offer attractive value propositions to potential customers, our ability to enhance and expand our payment and lending solutions, and our ability to integrate Kabbage and re-launch its suite of products;
•our ability to innovate and strengthen our global network, which will depend in part on our ability to update our systems and platforms, the amount we invests in the network and our ability to make funds available for such investments, and technological developments, including capabilities that allow greater digital integration;
•the possibility that we will not execute on our plans to expand merchant coverage and improve perceptions of coverage, which will depend in part on the success of the company, OptBlue merchant acquirers and GNS partners in signing merchants to accept American Express, which could be impacted by our value propositions offered to merchants and merchant acquirers for card acceptance, as well as the awareness and willingness of Card Members to use American Express cards at merchants and whether Card Members experience welcome acceptance for American Express cards;
•our ability to introduce new and expanded digital capabilities, which will depend on our success in evolving our products and processes for the digital environment, developing new features in the Amex app and enhancing our digital channels, building partnerships and executing programs with other companies, effectively utilizing artificial intelligence to address servicing and other customer needs, and supporting the use of our products as a means of payment through online and mobile channels, all of which will be impacted by investment levels, new product innovation and development and infrastructure to support new products, services and benefits;
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
•changes in capital and credit market conditions, which may significantly affect our ability to meet our liquidity needs and expectations regarding capital ratios; our access to capital and funding costs; the valuation of our assets; and our credit ratings or those of our subsidiaries;
•our deposit rates increasing faster or slower than current expectations and changes affecting our ability to grow retail direct deposits, including due to market demand, changes in benchmark interest rates, competition or regulatory restrictions on our ability to obtain deposit funding or offer competitive interest rates, which could affect our net interest yield and ability to fund our businesses;
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
•legal and regulatory developments, which could affect the profitability of our business activities; limit our ability to pursue business opportunities; require changes to business practices or alter our relationships with Card Members, partners, merchants and other third parties, including our ability to continue certain cobrand and agent relationships in the EU; exert further pressure on the average discount rate and GNS volumes; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or civil money penalties; materially affect capital or liquidity requirements, results of operations or ability to pay dividends; or result in harm to the American Express brand;
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners and merchants that represent a significant portion of our business, such as the airline industry, or partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as resurgences of COVID-19 cases, whether and when populations achieve herd immunity, severe weather conditions, natural disasters, power loss, disruptions in telecommunications, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013).
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2020, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF AMERICAN EXPRESS COMPANY
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Express Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on certain financial instruments in 2020.
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
Reserves for Credit Losses on Card Member Loans
As described in Note 3 to the consolidated financial statements, reserves for credit losses on Card Member loans represent management’s estimate of the expected credit losses in the Company’s outstanding portfolio of Card Member loans as of the balance sheet date. The reserves for credit losses on Card Member loans was $5.3 billion as of December 31, 2020. Management estimates lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period) beyond the balance sheet date. In estimating expected credit losses, management uses a combination of statistically-based models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of the Company’s reserves relate to the determination of the appropriate R&S Period, the modeling of the probability of and exposure at default, and the methodology to incorporate current and future economic conditions. Management uses these models and assumptions, combined with historical loss experience, to determine the reserve rates that are applied to the outstanding loan balances to produce its reserves for expected credit losses. Within the R&S Period, the Company’s models use past loss experience and current and future economic conditions to estimate the probability of default, exposure at default and expected recoveries to estimate net losses at default. Beyond the R&S Period, expected credit losses are estimated by immediately reverting to long-term average loss rates. Management also estimates the likelihood and magnitude of recovery of previously written off loans considering how long ago the loan was written off and future economic conditions. Additionally, management evaluates whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as external conditions, emerging portfolio trends, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due accounts, or management risk actions.
The principal considerations for our determination that performing procedures relating to the reserves for credit losses on Card Member loans is a critical audit matter are (i) the estimate of the reserves for credit losses on Card Member loans involved significant judgment by management, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the models, significant inputs, qualitative reserves, and significant assumptions, including the R&S Period and the loss rates used to estimate expected credit losses beyond the R&S Period and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the reserves for credit losses on Card Member loans. These procedures also included, among others, testing management’s process for estimating the reserves for credit losses on Card Member loans through (i) evaluating the appropriateness of management’s methodology, (ii) testing the completeness and accuracy of significant inputs and (iii) evaluating the reasonableness of certain qualitative reserves and significant assumptions used to estimate the reserves. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s methodology and the reasonableness of certain qualitative reserves and certain significant assumptions, including the R&S Period and the loss rates used to estimate expected credit losses beyond the R&S Period.

Membership Rewards Liability
As described in Note 9 to the consolidated financial statements, the Membership Rewards liability represents management’s estimate of the cost of Membership Rewards points earned that are expected to be redeemed in the future. The Membership Rewards liability was $9.8 billion as of December 31, 2020. The weighted average cost (WAC) per point and the Ultimate Redemption Rate (URR) are key assumptions used to estimate the liability. The URR assumption is used by management to estimate the number of points earned that will ultimately be redeemed in future periods. Management uses statistical and actuarial models to estimate the URR based on redemption trends, card product type, enrollment tenure, card spend levels and credit attributes. The WAC per point assumption is derived from the previous 12 months of redemptions and is adjusted as appropriate for certain changes in redemption costs that are not representative of future cost expectations and expected developments in redemption patterns.
The principal considerations for our determination that performing procedures relating to the Membership Rewards liability is a critical audit matter are (i) the estimate of the URR involved significant judgment by management, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the models, significant inputs and assumptions used by management, (ii) the audit effort involved the use of professionals with specialized skill and knowledge and (iii) the estimate of the WAC involved significant judgment by management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating the methodology.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimate of the Membership Rewards liability, including the URR and WAC assumptions. These procedures also included, among others, (i) testing the completeness and accuracy of significant inputs to the statistical and actuarial models used to estimate the URR assumption, including redemption trends, card product type, enrollment tenure, and card spend levels, (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the URR assumption and comparing the independent estimate to management’s assumption to evaluate its reasonableness, (iii) evaluating management’s methodology for determining the WAC assumption and (iv) comparing our independently calculated Membership Rewards liability to management’s estimate.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2021
We have served as the Company’s auditor since 2005.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Millions, except per share amounts)	2020	2019	2018
Revenues
Non-interest revenues
Discount revenue	$20,401	$26,167	$24,721
Net card fees	4,664	4,042	3,441
Other fees and commissions	2,163	3,297	3,153
Other	874	1,430	1,360
Total non-interest revenues	28,102	34,936	32,675
Interest income
Interest on loans	9,779	11,308	9,941
Interest and dividends on investment securities	127	188	118
Deposits with banks and other	177	588	547
Total interest income	10,083	12,084	10,606
Interest expense
Deposits	943	1,559	1,287
Long-term debt and other	1,155	1,905	1,656
Total interest expense	2,098	3,464	2,943
Net interest income	7,985	8,620	7,663
Total revenues net of interest expense	36,087	43,556	40,338
Provisions for credit losses
Card Member receivables	1,015	963	937
Card Member loans	3,453	2,462	2,266
Other	262	148	149
Total provisions for credit losses	4,730	3,573	3,352
Total revenues net of interest expense after provisions for credit losses	31,357	39,983	36,986
Expenses
Marketing and business development	6,747	7,125	6,477
Card Member rewards	8,041	10,439	9,696
Card Member services	1,230	2,223	1,777
Salaries and employee benefits	5,718	5,911	5,250
Other, net	5,325	5,856	5,664
Total expenses	27,061	31,554	28,864
Pretax income	4,296	8,429	8,122
Income tax provision	1,161	1,670	1,201
Net income	$3,135	$6,759	$6,921
Earnings per Common Share — (Note 21)(a)
Basic	$3.77	$8.00	$7.93
Diluted	$3.77	$7.99	$7.91
Average common shares outstanding for earnings per common share:
Basic	805	828	856
Diluted	806	830	859
(a)Represents net income less (i) earnings allocated to participating share awards of $20 million, $47 million and $54 million for the years ended December 31, 2020, 2019 and 2018, respectively, and (ii) dividends on preferred shares of $79 million, $81 million and $80 million for the years ended December 31, 2020, 2019 and 2018, respectively.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Millions)	2020	2019	2018
Net income	$3,135	$6,759	$6,921
Other comprehensive (loss) income:
Net unrealized securities gains (losses), net of tax	32	41	(8)
Foreign currency translation adjustments, net of tax	(40)	(56)	(172)
Net unrealized pension and other postretirement benefits, net of tax	(150)	(125)	11
Other comprehensive (loss) income	(158)	(140)	(169)
Comprehensive income	$2,977	$6,619	$6,752
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 31 (Millions, except share data)	2020	2019
Assets
Cash and cash equivalents
Cash and due from banks	$2,984	$3,613
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2020, $92; 2019, $87)	29,824	20,610
Short-term investment securities (includes restricted cash of consolidated variable interest entities: 2020 $47; 2019, $85)	157	223
Total cash and cash equivalents	32,965	24,446
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2020, $4,296; 2019, $8,284), less reserves for credit losses: 2020, $267; 2019, $619	43,434	56,794
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2020, $25,908; 2019, $32,230), less reserves for credit losses: 2020, $5,344; 2019, $2,383	68,029	84,998
Other loans, less reserves for credit losses: 2020, $238; 2019, $152	2,614	4,626
Investment securities	21,631	8,406
Premises and equipment, less accumulated depreciation and amortization: 2020, $7,540; 2019, $6,562	5,015	4,834
Other assets, less reserves for credit losses: 2020, $85; 2019, $27	17,679	14,217
Total assets	$191,367	$198,321
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$86,875	$73,287
Accounts payable	9,444	12,738
Short-term borrowings	1,878	6,442
Long-term debt (includes debt issued by consolidated variable interest entities: 2020, $12,760; 2019, $19,668)	42,952	57,835
Other liabilities	27,234	24,948
Total liabilities	$168,383	$175,250
Contingencies and Commitments (Note 12)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of December 31, 2020 and 2019 (Note 16)	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 805 million shares as of December 31, 2020 and 810 million shares as of December 31, 2019	161	163
Additional paid-in capital	11,881	11,774
Retained earnings	13,837	13,871
Accumulated other comprehensive loss
Net unrealized debt securities gains, net of tax of: 2020, $20; 2019, $11	65	33
Foreign currency translation adjustments, net of tax of: 2020, $(381); 2019, $(319)	(2,229)	(2,189)
Net unrealized pension and other postretirement benefits, net of tax of: 2020, $(236); 2019, $(208)	(731)	(581)
Total accumulated other comprehensive loss	(2,895)	(2,737)
Total shareholders’ equity	22,984	23,071
Total liabilities and shareholders’ equity	$191,367	$198,321
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$3,135	$6,759	$6,921
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	4,730	3,573	3,352
Depreciation and amortization	1,543	1,188	1,293
Deferred taxes and other	(256)	426	455
Stock-based compensation	249	283	283
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	(1,785)	(368)	991
Accounts payable & other liabilities	(2,025)	1,771	(4,365)
Net cash provided by operating activities	5,591	13,632	8,930
Cash Flows from Investing Activities
Sale of investment securities	69	22	4
Maturities and redemptions of investment securities	7,159	7,329	3,499
Purchase of investments	(20,562)	(11,166)	(5,434)
Net decrease (increase) in Card Member loans and receivables, and other loans	26,906	(11,047)	(15,854)
Purchase of premises and equipment, net of sales: 2020, $1; 2019, $43; 2018, $1	(1,478)	(1,645)	(1,310)
Acquisitions/dispositions, net of cash acquired	(597)	(352)	(520)
Other investing activities	135	152	—
Net cash provided by (used in) investing activities	11,632	(16,707)	(19,615)
Cash Flows from Financing Activities
Net increase in customer deposits	13,542	3,330	5,542
Net (decrease) increase in short-term borrowings	(4,627)	3,316	(148)
Proceeds from long-term debt	69	12,706	21,524
Payments of long-term debt	(15,593)	(13,850)	(18,895)
Issuance of American Express common shares	44	86	87
Repurchase of American Express common shares and other	(1,029)	(4,685)	(1,685)
Dividends paid	(1,474)	(1,422)	(1,324)
Net cash (used in) provided by financing activities	(9,068)	(519)	5,101
Effect of foreign currency exchange rates on cash and cash equivalents	364	232	129
Net increase (decrease) in cash and cash equivalents	8,519	(3,362)	(5,455)
Cash and cash equivalents at beginning of year	24,446	27,808	33,263
Cash and cash equivalents at end of year	$32,965	$24,446	$27,808

Supplemental cash flow information

Cash, cash equivalents and restricted cash reconciliation	Dec-20	Dec-19	Dec-18
Cash and cash equivalents per Consolidated Balance Sheets	$32,965	$24,446	$27,808
Restricted cash included in Cash and cash equivalents	606	514	363
Total Cash and cash equivalents, excluding restricted cash	$32,359	$23,932	$27,445
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2017	$18,261	$—	$172	$12,210	$(2,428)	$8,307
Net income	6,921	—	—	—	—	6,921
Other comprehensive loss	(169)	—	—	—	(169)	—
Repurchase of common shares	(1,570)	—	(3)	(216)	—	(1,351)
Other changes, primarily employee plans	200	—	1	224	—	(25)
Cash dividends declared preferred Series B, $52.00 per share	(39)	—	—	—	—	(39)
Cash dividends declared preferred Series C, $49.00 per share	(41)	—	—	—	—	(41)
Cash dividends declared common, $1.48 per share	(1,273)	—	—	—	—	(1,273)
Balances as of December 31, 2018	22,290	—	170	12,218	(2,597)	12,499
Net income	6,759	—	—	—	—	6,759
Other comprehensive loss	(140)	—	—	—	(140)	—
Repurchase of common shares	(4,585)	—	(8)	(671)	—	(3,906)
Other changes, primarily employee plans	186	—	1	227	—	(42)
Cash dividends declared preferred Series B, $52.00 per share	(39)	—	—	—	—	(39)
Cash dividends declared preferred Series C, $49.00 per share	(42)	—	—	—	—	(42)
Cash dividends declared common, $1.64 per share	(1,358)	—	—	—	—	(1,358)
Balances as of December 31, 2019	23,071	—	163	11,774	(2,737)	13,871
Cumulative effect of change in accounting principle - Reserve for Credit Losses (a)	(882)	—	—	—	—	(882)
Net income	3,135	—	—	—	—	3,135
Other comprehensive loss	(158)	—	—	—	(158)	—
Repurchase of common shares	(875)	—	(2)	(105)	—	(768)
Other changes, primarily employee plans	164	—	—	212	—	(48)
Cash dividends declared preferred Series B, $45.81 per share	(34)	—	—	—	—	(34)
Cash dividends declared preferred Series C, $52.93 per share	(45)	—	—	—	—	(45)
Cash dividends declared common, $1.72 per share	(1,392)	—	—	—	—	(1,392)
Balances as of December 31, 2020	$22,984	$—	$161	$11,881	$(2,895)	$13,837
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

AMOUNTS BASED ON ESTIMATES AND ASSUMPTIONS
Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for Card Member credit losses on loans and receivables, Membership Rewards liability, goodwill and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.
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
Card Member Rewards
We issue charge and credit cards that allow Card Members to participate in various rewards programs (e.g., Membership Rewards, cobrand and cash back). Rewards expense is recognized in the period Card Members earn rewards, generally by spending on their enrolled card products. We record a Card Member rewards liability that represents the estimated cost of points earned that are expected to be redeemed. Pursuant to cobrand agreements, we make payments to our cobrand partners based primarily on the amount of Card Member spending and corresponding rewards earned on such spending. The partner is then liable for providing rewards to the Card Member under the cobrand partner’s own loyalty program. Card Member rewards liabilities are impacted over time by enrollment levels, attrition, the volume of points earned and redeemed, and the associated redemption costs. Changes in the Card Member rewards liabilities during the period are taken as an increase or decrease to the Card Member rewards expense in the Consolidated Statements of Income.
BALANCE SHEET
Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks, interest-bearing bank balances, including securities purchased under resale agreements, restricted cash, and other highly liquid investments with original maturities of 90 days or less. Restricted cash primarily represents amounts related to Card Member credit balances as well as upcoming debt maturities of consolidated VIEs.
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
For the years ended December 31, 2020 and 2019, we performed a qualitative assessment in connection with our annual goodwill impairment evaluation and determined that it was more likely than not that the fair values of each of our reporting units exceeded their carrying values.
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

OTHER SIGNIFICANT ACCOUNTING POLICIES
The following table identifies our other significant accounting policies, along with the related Note.

Significant Accounting Policy	Note Number	Note Title
Loans and Card Member Receivables	Note 2	Loans and Card Member Receivables
Reserves for Credit Losses	Note 3	Reserves for Credit Losses
Investment Securities	Note 4	Investment Securities
Asset Securitizations	Note 5	Asset Securitizations
Legal Contingencies	Note 12	Contingencies and Commitments
Derivative Financial Instruments and Hedging Activities	Note 13	Derivatives and Hedging Activities
Fair Value Measurements	Note 14	Fair Values
Guarantees	Note 15	Guarantees
Income Taxes	Note 20	Income Taxes
CLASSIFICATION OF VARIOUS ITEMS
Certain reclassifications of prior period amounts have been made to conform to the current period presentation, including reclassification of restricted cash from Other assets to Cash and cash equivalents on the Consolidated Balance Sheets.

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

NOTE 2
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
Card Member loans are presented on the Consolidated Balance Sheets net of reserves for credit losses (refer to Note 3), and include principal and any related accrued interest and fees. Our policy generally is to cease accruing interest on a Card Member loan at the time the account is written off, and establish reserves for interest that we believe will not be collected.
Other loans are recorded at the time any extension of credit is provided to consumer and commercial customers for non-card financing products. These loans have a range of fixed terms such as interest rates, fees and repayment periods. Borrowers are typically required to make pre-established monthly payments over the term of the loan. Non-card financing products are not associated with a Card Member agreement, and instead are governed by a separate borrowing relationship. Other loans are presented on the Consolidated Balance Sheets net of reserves for credit losses, and include principal and any related accrued interest and fees.
Card Member loans by segment and Other loans as of December 31, 2020 and 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group(a)	$60,084	$73,266
Global Commercial Services	13,289	14,115
Card Member loans	73,373	87,381
Less: Reserve for credit losses	5,344	2,383
Card Member loans, net	$68,029	$84,998
Other loans, net(b)	$2,614	$4,626
(a)Includes approximately $25.9 billion and $32.2 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of December 31, 2020 and 2019, respectively.
(b)Other loans represent consumer and commercial non-card financing products, and Small Business Administration Paycheck Protection Program (PPP) loans. There were $0.6 billion of gross PPP loans outstanding as of December 31, 2020. Other loans are presented net of reserves for credit losses of $238 million and $152 million as of December 31, 2020 and 2019, respectively.

CARD MEMBER RECEIVABLES
Card Member receivables are also recorded at the time a Card Member enters into a point-of-sale transaction with a merchant and represent amounts due on charge card products. Each charge card transaction is authorized based on its likely economics, a Card Member’s most recent credit information and spend patterns.
Charge Card Members generally must pay the full amount billed each month. Card Member receivable balances are presented on the Consolidated Balance Sheets net of reserves for credit losses (refer to Note 3), and include principal and any related accrued fees.
Card Member receivables by segment as of December 31, 2020 and 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group (a)	$18,685	$22,844
Global Commercial Services (b)	25,016	34,569
Card Member receivables	43,701	57,413
Less: Reserve for credit losses	267	619
Card Member receivables, net	$43,434	$56,794
(a)Includes nil and $8.3 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of December 31, 2020 and 2019, respectively.
(b)Includes $4.3 billion and nil of gross Card Member receivables available to settle obligations of a consolidated VIE as of December 31, 2020 and 2019, respectively.

CARD MEMBER LOANS AND RECEIVABLES AGING
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of December 31, 2020 and 2019:

2020 (millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$59,442	$177	$148	$317	$60,084
Global Commercial Services
Global Small Business Services	13,132	27	20	47	13,226
Global Corporate Payments(a)	(b)	(b)	(b)	—	63
Card Member Receivables:
Global Consumer Services Group	18,570	33	26	56	18,685
Global Commercial Services
Global Small Business Services	$14,023	$37	$21	$38	$14,119
Global Corporate Payments(a)	(b)	(b)	(b)	$60	$10,897

2019 (millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$72,101	$322	$253	$590	$73,266
Global Commercial Services
Global Small Business Services	13,898	56	40	85	14,079
Global Corporate Payments(a)	(b)	(b)	(b)	—	36
Card Member Receivables:
Global Consumer Services Group	22,560	86	58	140	22,844
Global Commercial Services
Global Small Business Services	$17,113	$99	$58	$134	$17,404
Global Corporate Payments(a)	(b)	(b)	(b)	$136	$17,165
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

CREDIT QUALITY INDICATORS FOR CARD MEMBER LOANS AND RECEIVABLES
The following tables present the key credit quality indicators as of or for the years ended December 31:

	2020			2019
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest, & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest, & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	2.5%	3.0%	1.1%	2.3%	2.8%	1.6%
Global Small Business Services	2.1%	2.4%	0.7%	1.9%	2.2%	1.3%
Card Member Receivables:
Global Consumer Services Group	1.7%	1.9%	0.6%	1.7%	1.9%	1.2%
Global Small Business Services	2.1%	2.3%	0.7%	1.9%	2.1%	1.7%
Global Corporate Payments	(b)	1.9%	(c)	(b)	(d)	(c)
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
(c)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ Days Past Billing as a % of total was 0.6% and 0.8% for the years ended December 31, 2020 and 2019, respectively.
(d)Net loss ratio was the credit quality indicator for GCP Card Member receivables for prior periods and represents the ratio of GCP Card Member receivables write-offs, consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to corporate Card Members. The net loss ratio for the year ended December 31, 2019 was 0.08%.
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
In response to the COVID-19 pandemic, the United States enacted legislation that provided the option to temporarily suspend (i) certain requirements under U.S. GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be treated as TDRs and (ii) any determination that a loan modified as a result of the COVID-19 pandemic is a TDR (including impairment for accounting purposes). Based on the nature of our programs, we have not elected the accounting and reporting relief afforded by this legislation and continue to report modifications as TDRs.
In the first quarter of 2020, we created a Customer Pandemic Relief (CPR) program for customers who have been impacted by the COVID-19 pandemic to provide a concession in the form of payment deferrals and waivers of certain fees and interest. We assessed the CPR program and determined that eligible loan modifications were temporary in nature, for example, less than three months, and not considered TDRs. Our short-term CPR programs are no longer widely available with immaterial balances remaining in the program as of December 31, 2020.

The following tables provide additional information with respect to our impaired loans and receivables as of December 31, 2020, 2019 and 2018.

	As of December 31, 2020
			Accounts Classified as a TDR (c)
(Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$203	$146	$1,586	$248	$2,183	$782
Global Commercial Services	21	29	478	67	595	285
Card Member Receivables:
Global Consumer Services Group	—	—	240	34	274	60
Global Commercial Services	—	—	534	75	609	139
Other Loans(f)	2	1	248	6	257	80
Total	$226	$176	$3,086	$430	$3,918	$1,346

	As of December 31, 2019
			Accounts Classified as a TDR (c)
(Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$384	$284	$500	$175	$1,343	$137
Global Commercial Services	44	54	97	38	233	22
Card Member Receivables:
Global Consumer Services Group	—	—	56	16	72	3
Global Commercial Services	—	—	109	30	139	6
Total	$428	$338	$762	$259	$1,787	$168

	As of December 31, 2018
			Accounts Classified as a TDR (c)
(Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$344	$236	$313	$131	$1,024	$80
Global Commercial Services	43	43	59	29	174	14
Card Member Receivables:
Global Consumer Services Group	—	—	29	13	42	2
Global Commercial Services	—	—	61	25	86	5
Total	$387	$279	$462	$198	$1,326	$101
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
(c)Accounts classified as a TDR include $32 million, $26 million and $17 million that are over 90 days past due and accruing interest and $11 million, $10 million and $6 million that are non-accruals as of December 31, 2020, 2019 and 2018, respectively.
(d)In Program TDRs include accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $316 million, $188 million and $148 million of accounts that have successfully completed a modification program and $114 million, $72 million and $50 million of accounts that were not in compliance with the terms of the modification programs as of December 31, 2020, 2019 and 2018, respectively.
(f)Other loans primarily represent consumer and commercial non-card financing products. Prior period balances were not significant.

LOANS AND RECEIVABLES MODIFIED AS TDRs
The following table provides additional information with respect to loans and receivables modified as TDRs for the years ended December 31:

2020	Number of Accounts (thousands)	Outstanding Balances (millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	272	$2,347	14	(b)
Card Member Receivables	47	1,202	(c)	19
Other Loans(d)	9	$345	3	16
Total	328	$3,894

2019	Number of Accounts (thousands)	Outstanding Balances (millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	78	$602	13	(b)
Card Member Receivables	9	210	(c)	26
Total	87	$812

2018	Number of Accounts (thousands)	Outstanding Balances (millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	51	$377	12	(b)
Card Member Receivables	6	110	(c)	28
Total	57	$487
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

The following table provides information with respect to loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification for the years ended December 31, 2020, 2019 and 2018. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program. For all customers that defaulted from a modification program, the probability of default is factored into the reserves for loans and receivables.

2020	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default(a) (millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	17	$127
Card Member Receivables	3	55
Other Loans(b)	3	$6
Total	23	$188

	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
2019	(thousands)	(millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	12	$86
Card Member Receivables	4	20
Total	16	$106

	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
2018	(thousands)	(millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	8	$46
Card Member Receivables	4	11
Total	12	$57
(a)The outstanding balances upon default include principal, fees and accrued interest on loans, and principal and fees on receivables.
(b)Other loans primarily represent consumer and commercial non-card financing products. Prior period balances were not significant.

NOTE 3
RESERVES FOR CREDIT LOSSES
Reserves for credit losses represent our best estimate of the expected credit losses in our outstanding portfolio of Card Member loans and receivables as of the balance sheet date. The CECL methodology, which became effective January 1, 2020, requires us to estimate lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period), which is approximately three years, beyond the balance sheet date. We make various judgments combined with historical loss experience to determine a reserve rate that is applied to the outstanding loan or receivable balance to produce a reserve for expected credit losses.
We use a combination of statistically-based models that incorporate current and future economic conditions throughout the R&S Period. The process of estimating expected credit losses is based on several key models: Probability of Default (PD), Exposure at Default (EAD), and future recoveries for each month of the R&S Period. Beyond the R&S Period, we estimate expected credit losses by immediately reverting to long-term average loss rates.
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
Future economic conditions that are incorporated over the R&S Period include multiple macroeconomic scenarios provided to us by an independent third party. Management reviews these economic scenarios and applies judgment to weight them in order to reflect the uncertainty surrounding these scenarios. These macroeconomic scenarios contain certain variables, including unemployment rates and real gross domestic product, that are significant to our models.
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
Results for reporting periods beginning January 1, 2020 are presented using the CECL methodology while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior years. Reserves for credit losses under the incurred loss methodology were primarily based upon statistical and analytical models that analyzed portfolio performance and reflected management’s judgments regarding the quantitative components of the reserve. The models considered several factors, including delinquency-based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. Similar to the CECL methodology, we considered whether to adjust the quantitative reserves for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses.

CHANGES IN CARD MEMBER LOANS RESERVE FOR CREDIT LOSSES
Card Member loans reserve for credit losses increased for the year ended December 31, 2020, primarily driven by deterioration of the global macroeconomic outlook, including unemployment and GDP, partially offset by improved credit performance and a decline in outstanding balances.
The following table presents changes in the Card Member loans reserve for credit losses for the years ended December 31:

(Millions)	2020	2019	2018
Beginning Balance(a)	$4,027	$2,134	$1,706
Provisions(b)	3,453	2,462	2,266
Net write-offs (c)
Principal	(1,795)	(1,860)	(1,539)
Interest and fees	(375)	(375)	(304)
Other(d)	34	22	5
Ending Balance	$5,344	$2,383	$2,134
(a)For the year ended December 31, 2020, beginning balance includes an increase of $1,643 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Principal write-offs are presented less recoveries of $568 million, $525 million and $444 million for the years ended December 31, 2020, 2019 and 2018, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(134) million, $(79) million and $(33) million for the years ended December 31, 2020, 2019 and 2018, respectively.
(d)Primarily includes foreign currency translation adjustments of $35 million, $4 million and $(11) million for the years ended December 31, 2020, 2019 and 2018, respectively.

CHANGES IN CARD MEMBER RECEIVABLES RESERVE FOR CREDIT LOSSES
Card Member receivables reserve for credit losses increased for the year ended December 31, 2020, primarily driven by deterioration of the global macroeconomic outlook, including unemployment and GDP, partially offset by improved credit performance and a decline in outstanding balances.
The following table presents changes in the Card Member receivables reserve for credit losses for the years ended December 31:

(Millions)	2020	2019	2018
Beginning Balance(a)	$126	$573	$521
Provisions(b)	1,015	963	937
Net write-offs(c)	(881)	(900)	(859)
Other(d)	7	(17)	(26)
Ending Balance	$267	$619	$573
(a)For the year ended December 31, 2020, beginning balance includes a decrease of $493 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Net write-offs are presented less recoveries of $386 million, $374 million and $367 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amounts include net recoveries (write-offs) from TDRs of $(47) million, $(16) million and nil, for the years ended December 31, 2020, 2019 and 2018, respectively.
(d)Primarily includes foreign currency translation adjustments of $5 million, nil and $(6) million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 4
INVESTMENT SECURITIES
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. The CECL methodology, which became effective January 1, 2020, requires us to estimate lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position. Comparative information continues to be reported in accordance with the methodology in effect for prior periods. When estimating a security’s probability of default and the recovery rate, we assess the security’s credit indicators, including credit ratings. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the expected credit loss through the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $26 million and $20 million, as of December 31, 2020 and 2019, respectively, presented as Other assets on the Consolidated Balance Sheets.
Investment securities also include equity securities carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in the Consolidated Statements of Income as Other, net expense.
Realized gains and losses are recognized upon disposition of the securities using the specific identification method.
Refer to Note 14 for a description of our methodology for determining the fair value of investment securities.
The following is a summary of investment securities as of December 31:

	2020				2019
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$172	$7	$—	$179	$236	$8	$(1)	$243
U.S. Government agency obligations	7	—	—	7	9	—	—	9
U.S. Government treasury obligations	20,655	76	—	20,731	7,395	35	(1)	7,429
Corporate debt securities	22	—	—	22	27	—	—	27
Mortgage-backed securities (a)	28	2	—	30	39	2	—	41
Foreign government bonds and obligations	581	—	—	581	578	1	—	579
Equity securities (b)	56	27	(2)	81	55	25	(2)	78
Total	$21,521	$112	$(2)	$21,631	$8,339	$71	$(4)	$8,406
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.
The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019. There were no available-for-sale debt securities with gross unrealized losses as of December 31, 2020.

	2019
	Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$18	$(1)	$—	$—
U.S. Government treasury obligations	—	—	324	(1)
Total	$18	$(1)	$324	$(1)

The following table summarizes the gross unrealized losses by ratio of fair value to amortized cost as of December 31, 2019. There were no available-for-sale debt securities with gross unrealized losses as of December 31, 2020.

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2019:
90%–100%	2	$18	$(1)	3	$324	$(1)	5	$342	$(2)
Total as of December 31, 2019	2	$18	$(1)	3	$324	$(1)	5	$342	$(2)
Weighted average yields and contractual maturities for investment securities with stated maturities as of December 31, 2020 were as follows:

(Millions)	Due within 1 year	Due after 1 year but within 5 years	Due after 5 years but within 10 years	Due after 10 years	Total
State and municipal obligations(a)	$15	$21	$49	$94	$179
U.S. Government agency obligations(a)	—	—	—	7	7
U.S. Government treasury obligations	19,097	1,621	13	—	20,731
Corporate debt securities	11	11	—	—	22
Mortgage-backed securities(a)	—	—	—	30	30
Foreign government bonds and obligations	580	1	—	—	581
Total Estimated Fair Value	$19,703	$1,654	$62	$131	$21,550

Total Cost	$19,685	$1,598	$55	$127	$21,465
Weighted average yields(b)	0.31%	1.87%	5.53%	4.06%	0.46%
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. Refer to Note 1 for further details on the principles of consolidation. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of December 31, 2020 and 2019, our ownership of variable interests was $13.4 billion and $12.9 billion, respectively, for the Lending Trust and $4.3 billion and $8.3 billion, respectively, for the Charge Trust. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
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
Restricted cash held by the Lending Trust and Charge Trust was $47 million and nil, respectively, as of December 31, 2020 and $85 million and nil, respectively, as of December 31, 2019. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the years ended December 31, 2020 and 2019, no such triggering events occurred.

NOTE 6
OTHER ASSETS
The following is a summary of Other assets as of December 31:

(Millions)	2020	2019
Goodwill	$3,852	$3,315
Other intangible assets, at amortized cost	265	267
Other(a)	13,562	10,635
Total	$17,679	$14,217
(a)Primarily includes prepaid assets, net deferred tax assets, other receivables net of reserves, investments in non-consolidated entities, tax credit investments and right-of-use lease assets.
GOODWILL
The changes in the carrying amount of goodwill reported in our reportable operating segments were as follows:

(Millions)	GCSG	GCS	GMNS	Total
Balance as of December 31, 2018	$707	$1,718	$647	$3,072
Acquisitions	189	66	—	255
Dispositions	—	—	—	—
Other(a)	(7)	(3)	(2)	(12)
Balance as of December 31, 2019	$889	$1,781	$645	$3,315
Acquisitions	—	442	52	494
Dispositions	—	—	—	—
Other(a)	25	11	7	43
Balance as of December 31, 2020	$914	$2,234	$704	$3,852
(a)Primarily includes foreign currency translation.
Accumulated impairment losses were $221 million as of both December 31, 2020 and 2019.
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
The gross carrying amount for other intangible assets as of December 31, 2020 and 2019 was $759 million and $704 million, respectively, with accumulated amortization of $494 million and $437 million, respectively.
Amortization expense, which is recorded within Other expense in the Consolidated Statements of Income, was $54 million, $49 million and $212 million for the years ended December 31, 2020, 2019 and 2018, respectively.

TAX CREDIT INVESTMENTS
We account for our tax credit investments, including Qualified Affordable Housing (QAH) investments, using the equity method of accounting. As of December 31, 2020 and 2019, we had $1,147 million and $1,154 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, of which $1,095 million and $1,109 million, respectively, related to QAH investments. Included in QAH investments as of December 31, 2020 and 2019, we had $1,028 million and $1,032 million, respectively, related to investments in unconsolidated VIEs for which we do not have a controlling financial interest.
As of December 31, 2020, we committed to provide funding related to certain of these QAH investments, which is expected to be paid between 2021 and 2035, resulting in $208 million in unfunded commitments reported in Other liabilities, of which $189 million specifically related to unconsolidated VIEs.
In addition, as of December 31, 2020 we had contractual off-balance sheet obligations, which were not deemed probable of being drawn, to provide additional funding up to $106 million for these QAH investments, fully related to unconsolidated VIEs.
During the years ended December 31, 2020, 2019 and 2018 we recognized equity method losses related to our QAH investments of $128 million, $101 million and $126 million, respectively, which were recognized in Other, net expenses; and associated tax credits of $129 million, $119 million and $97 million, respectively, recognized in Income tax provision.

NOTE 7
CUSTOMER DEPOSITS
As of December 31, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2020	2019
U.S.:
Interest-bearing	$85,583	$72,445
Non-interest-bearing (includes Card Member credit balances of: 2020, $576 million; 2019, $389 million)	599	415
Non-U.S.:
Interest-bearing	19	23
Non-interest-bearing (includes Card Member credit balances of: 2020, $671 million; 2019, $401 million)	674	404
Total customer deposits	$86,875	$73,287
Customer deposits by deposit type as of December 31 were as follows:

(Millions)	2020	2019
U.S. retail deposits:
Savings accounts ― Direct	$63,512	$46,394
Certificates of deposit:
Direct	2,440	1,854
Third-party (brokered)	5,561	8,076
Sweep accounts ―Third-party (brokered)	14,070	16,121
Other deposits:
U.S. non-interest-bearing deposits	23	26
Non-U.S. deposits	22	26
Card Member credit balances ― U.S. and non-U.S.	1,247	790
Total customer deposits	$86,875	$73,287
The scheduled maturities of certificates of deposit as of December 31, 2020 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2021	$3,820	$8	$3,828
2022	3,053	—	3,053
2023	645	—	645
2024	276	—	276
2025	207	—	207
After 5 years	—	—	—
Total	$8,001	$8	$8,009
As of December 31, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2020	2019
U.S.	$930	$622
Non-U.S.	1	4
Total	$931	$626

NOTE 8
DEBT
SHORT-TERM BORROWINGS
Our short-term borrowings outstanding, defined as borrowings with original contractual maturity dates of less than one year, as of December 31 were as follows:

	2020		2019
(Millions, except percentages)	Outstanding Balance	Year-End Stated Interest Rate on Debt(a)	Outstanding Balance	Year-End Stated Interest Rate on Debt(a)
Commercial paper(b)	$—	—%	$3,001	1.94%
Other short-term borrowings(c)	1,878	0.61	3,441	1.28
Total	$1,878	0.61%	$6,442	1.59%
(a)For floating-rate issuances, the stated interest rates are weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2020 and 2019.
(b)Average commercial paper outstanding was $628 million and $299 million in 2020 and 2019, respectively.
(c)Includes borrowings from banks and book overdrafts with banks due to timing differences arising in the ordinary course of business.

We maintained a 3-year committed, revolving, secured borrowing facility that gives us the right to sell up to $2.0 billion face amount of eligible certificates issued from the Lending Trust at any time through September 15, 2022. The facility was undrawn as of both December 31, 2020 and 2019. Additionally, certain of our subsidiaries maintained total committed lines of credit of $148 million and $214 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, nil and $58 million were drawn on these committed lines, respectively.
We paid $7.7 million in fees to maintain the secured borrowing facility in both 2020 and 2019. The committed facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on our credit rating.

LONG-TERM DEBT
Our long-term debt outstanding, defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:

	2020				2019
(Millions, except percentages)	Original Contractual Maturity Dates	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)
American Express Company (Parent Company only)
Fixed Rate Senior Notes	2021 - 2042	$18,251	3.25%	2.09%	$19,326	3.17%	2.86%
Floating Rate Senior Notes	2021 - 2023	4,000	0.84	—	4,500	2.49	—
Fixed Rate Subordinated Notes	2024	599	3.63	1.43	598	3.63	2.99
American Express Credit Corporation
Fixed Rate Senior Notes	2021 - 2027	6,746	2.38	1.67	11,839	2.40	2.53
Floating Rate Senior Notes	2022	300	0.93	—	1,650	2.64	—
Lending Trust
Fixed Rate Senior Notes	2021 - 2023	8,325	2.74	2.55	15,074	2.42	2.43
Floating Rate Senior Notes	2021 - 2023	4,125	0.51	—	4,125	2.09	—
Fixed Rate Subordinated Notes	2021 - 2022	246	2.80	—	420	2.53	—
Floating Rate Subordinated Notes	2022 - 2023	79	0.73	—	79	2.31	—
Other
Finance Leases	2024 - 2033	17	5.54	—	25	5.65	—
Floating Rate Borrowings	2021 - 2023	328	0.42	—%	311	0.40	—%
Unamortized Underwriting Fees		(64)			(112)
Total Long-Term Debt		$42,952	2.49%		$57,835	2.66%
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Refer to Note 13 for more details on our treatment of fair value hedges.
(b)For floating-rate issuances, the stated interest rate on debt is weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2020 and 2019.
(c)Interest rates with swaps are only presented when swaps are in place to hedge the underlying debt. The interest rates with swaps are weighted based on the outstanding principal balances and the interest rates on the floating leg of the swaps in effect as of December 31, 2020 and 2019.

Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2020 were as follows:

(Millions)	2021	2022	2023	2024	2025	Thereafter	Total
American Express Company (Parent Company only)	$5,000	$5,675	$4,350	$5,000	$750	$2,122	$22,897
American Express Credit Corporation	2,975	2,050	—	—	—	2,000	7,025
Lending Trust	3,709	6,381	2,685	—	—	—	12,775
Other	145	86	97	7	—	10	345
	$11,829	$14,192	$7,132	$5,007	$750	$4,132	$43,042
Unamortized Underwriting Fees							(64)
Unamortized Discount and Premium							(648)
Impacts due to Fair Value Hedge Accounting							622
Total Long-Term Debt							$42,952

We maintained a committed syndicated bank credit facility of $3.5 billion as of December 31, 2020 and 2019, all of which was undrawn as of the respective dates. The availability of the credit line is subject to compliance with certain covenants by American Express Credit Corporation (Credco), principally the maintenance by Credco of a 1.25 ratio of its combined earnings, certain capital contributions and fixed charges, to fixed charges. As of December 31, 2020 and 2019, Credco was not in violation of any of these covenants.
Additionally, we maintained a three-year committed, revolving, secured borrowing facility that gives us the right to sell up to $3.0 billion face amount of eligible notes issued from the Charge Trust at any time through July 15, 2022. No amounts were drawn on this facility as of December 31, 2020 and 2019.
We paid $14.2 million and $16.5 million in fees to maintain these lines in 2020 and 2019, respectively. These committed facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on our credit rating.
We paid total interest, primarily related to short- and long-term debt, corresponding interest rate swaps and customer deposits, of $2.0 billion, $3.4 billion and $2.7 billion in 2020, 2019 and 2018, respectively.

NOTE 9
OTHER LIABILITIES
The following is a summary of Other liabilities as of December 31:

(Millions)	2020	2019
Membership Rewards liability	$9,750	$8,892
Employee-related liabilities(a)	2,336	2,429
Card Member rebate and reward accruals(b)	1,367	1,790
Income tax liability(c)	943	1,122
Other(d)	12,838	10,715
Total	$27,234	$24,948
(a)Includes employee benefit plan obligations and incentive compensation.
(b)Card Member rebate and reward accruals include payments to third-party reward partners and cash-back rewards.
(c)Includes repatriation tax liability of $1,012 million as of both December 31, 2020 and 2019, which represents our remaining obligation under the Tax Cuts and Jobs Act enacted on December 22, 2017 (Tax Act) to pay a one-time transition tax on unrepatriated earnings and profits of certain foreign subsidiaries, the net position for current federal, state and non-U.S. income tax liabilities, and deferred tax liabilities for foreign jurisdictions.
(d)Primarily includes book overdraft balances, net deferred card and other fees, Travelers Cheques and other prepaid products, lease liabilities, derivative and hedge liabilities, dividends payable, client incentives and restructuring and reengineering reserves.
MEMBERSHIP REWARDS
The Membership Rewards program allows enrolled Card Members to earn points that can be redeemed for a broad variety of rewards including travel, shopping, gift cards, and covering eligible charges. We record a Membership Rewards liability that represents management’s best estimate of the cost of points earned that are expected to be redeemed by Card Members in the future. The weighted average cost (WAC) per point and the Ultimate Redemption Rate (URR) are key assumptions used to estimate the liability. We use statistical and actuarial models to estimate the URR based on redemption trends, card product type, enrollment tenure, card spend levels and credit attributes. The WAC per point assumption is derived from 12 months of redemptions and is adjusted as appropriate for certain changes in redemption costs that are not representative of future cost expectations and expected developments in redemption patterns.
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
DEFERRED CARD AND OTHER FEES, NET
The carrying amount of deferred card and other fees, net of deferred direct acquisition costs and reserves for membership cancellations as of December 31, was as follows:

(Millions)	2020	2019
Deferred card and other fees(a)	$2,639	$2,532
Deferred direct acquisition costs	(166)	(270)
Reserves for membership cancellations	(191)	(200)
Deferred card and other fees, net	$2,282	$2,062
(a)Includes deferred fees for Membership Rewards program participants.

NOTE 10
STOCK PLANS
STOCK OPTION AND AWARD PROGRAMS
Under our 2016 Incentive Compensation Plan (amended and restated effective May 5, 2020) and previously under our 2007 Incentive Compensation Plan (collectively, Incentive Compensation Plans), awards may be granted to employees and other key individuals who perform services for us and our participating subsidiaries. These awards may be in the form of stock options, restricted stock units or awards (collectively referred to as RSUs), portfolio grants (PGs) or other incentives or similar awards designed to meet the requirements of non-U.S. jurisdictions.

For our Incentive Compensation Plans, there were a total of 14 million, 9 million and 12 million common shares unissued and available for grant as of December 31, 2020, 2019, and 2018, respectively, as authorized by our Board of Directors and shareholders. We generally issue new common shares upon exercise of options and vesting of RSUs.
Stock-based compensation expense recognized in Salaries and employee benefits in the Consolidated Statements of Income was $247 million, $280 million and $288 million in 2020, 2019, and 2018, respectively, with corresponding income tax benefits of $59 million, $67 million and $69 million in those respective periods.
A summary of stock option and RSU activity as of December 31, 2020, and corresponding changes during the year, are as follows:

	Stock Options		Service-Based RSUs		Service and Performance-Based RSUs
(Shares in thousands)	Shares	Weighted-Average Exercise Price	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price
Outstanding as of December 31, 2019	4,172	$72.70	2,412	$91.42	3,392	$88.25
Granted	422	131.68	816	127.56	1,089	122.15
Exercised/vested	(822)	53.50	(1,042)	82.77	(1,193)	78.52
Forfeited	(21)	65.43	(108)	105.32	(142)	101.38
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2020	3,751	83.59	2,078	$109.23	3,146	$103.08
Options vested and expected to vest as of December 31, 2020	3,751	83.59
Options exercisable as of December 31, 2020	2,706	$72.26
Stock-based compensation expense is generally recognized ratably based on the grant-date fair value of the awards, net of expected forfeitures, over the vesting period. The vesting period is the shorter of the vesting schedule as defined in each award agreement or the date an individual will become eligible to retire. Retirement eligibility is dependent upon age and/or years of service.
STOCK OPTIONS
Each stock option has an exercise price equal to the market price of our common stock on the date of grant. Stock options generally vest on the third anniversary of the grant date and have a contractual term of 10 years from the date of grant.
The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of our stock price exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2020, were as follows:

	Outstanding	Exercisable	Vested and Expected to Vest
Weighted-average remaining contractual life (in years)	5.3	4.2	5.3
Aggregate intrinsic value (millions)	$145	$132	$145
As of December 31, 2020, there was $4 million of total unrecognized compensation cost related to unvested options, which will be recognized ratably over the weighted-average remaining vesting period of 1.5 years.

The fair value of each option is estimated on the date of grant using a Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used for options granted in 2020, 2019 and 2018:

	2020	2019	2018
Dividend yield	1.4%	1.5%	1.4%
Expected volatility(a)	20%	24%	22%
Risk-free interest rate	1.6%	2.6%	2.7%
Expected life of stock option (in years)(b)	7.1	7.1	7.1
Weighted-average fair value per option	$25.83	$23.38	$23.17
(a)The expected volatility is based on both weighted historical and implied volatilities of our common stock price.
(b)The expected life of stock options was determined using both historical data and expectations of option exercise behavior.

For stock options that were exercised during 2020, 2019 and 2018, the intrinsic value, based upon the fair value of our stock price at the date the options were exercised, was $47 million, $104 million and $104 million, respectively; cash received from the exercise of stock options was $44 million, $84 million and $87 million during those respective periods. The income tax benefit recognized in the Consolidated Statements of Income related to stock option exercises was $7 million, $18 million and $18 million in 2020, 2019 and 2018, respectively.
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

Beginning in 2019, a relative total shareholder return (r-TSR) modifier was added to the performance-based RSUs, so that our actual shareholder return relative to a competitive peer group is one of the performance conditions that determines the number of shares ultimately granted upon vesting.
The fair value of RSUs that do not include the r-TSR modifier, including those that contain only service conditions, is measured using our stock price on the grant date. The fair value of service and performance-based RSUs that include the r-TSR modifier is determined using a Monte Carlo valuation model with the following weighted-average assumptions for December 31:

	2020	2019
Expected volatility(a)	19%	20%
Risk-free interest rate	1.4%	2.5%
Remaining performance period (in years)	2.9	2.9
(a)The expected volatility is based on historical volatility of our common stock price.

As of December 31, 2020, there was $204 million of total unrecognized compensation cost related to non-vested RSUs, which will be recognized ratably over the weighted-average remaining vesting period of 2.0 years.
The weighted-average grant date fair value of RSUs granted in 2020, 2019 and 2018 was $124.47, $96.24 and $98.20, respectively.
For RSUs vested during 2020, 2019 and 2018, the total fair value, based upon our stock price at the date the RSUs vested, was $291 million, $286 million and $239 million, respectively.
LIABILITY-BASED AWARDS
In 2018, certain employees were awarded PGs and other incentive awards that can be settled with cash or equity shares at our discretion and final Compensation and Benefits Committee payout approval; beginning in 2019, we discontinued granting PGs. These awards earn value based on performance, market and/or service conditions, and vest over a period of three years.
PGs and other incentive awards are generally settled with cash and thus are classified as liabilities; therefore, the fair value is determined at the date of grant and remeasured quarterly as part of compensation expense over the vesting period. Cash paid upon vesting of these awards in 2020, 2019 and 2018 was $81 million, $81 million and $56 million, respectively.

NOTE 11
RETIREMENT PLANS
DEFINED CONTRIBUTION RETIREMENT PLANS
We sponsor defined contribution retirement plans, the principal plan being the Retirement Savings Plan (RSP), a 401(k) savings plan with a profit-sharing component. The RSP is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the United States. The total expense for all defined contribution retirement plans globally was $267 million, $278 million and $272 million in 2020, 2019 and 2018, respectively.
DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Our primary defined benefit pension plans that cover certain employees in the United States and United Kingdom are closed to new entrants and existing participants do not accrue any additional benefits. Most employees outside the United States and United Kingdom are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements. We comply with minimum funding requirements in all countries. We also sponsor unfunded other postretirement benefit plans that provide health care and life insurance to certain retired U.S. employees. For these plans, the total net benefit was $8 million, $8 million and $0.4 million in 2020, 2019 and 2018, respectively.
We recognize the funded status of our defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the unfunded status related to the defined benefit pension plans and other postretirement benefit plans was $706 million and $640 million, respectively, and is recorded in Other liabilities.

NOTE 12
CONTINGENCIES AND COMMITMENTS
CONTINGENCIES
In the ordinary course of business, we and our subsidiaries are subject to various pending and potential legal actions, arbitration proceedings, claims, investigations, examinations, regulatory proceedings, information gathering requests, subpoenas, inquiries and matters relating to compliance with laws and regulations (collectively, legal proceedings).
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
On January 29, 2019, we were named in a putative class action brought in the United States District Court for the Eastern District of New York, captioned Anthony Oliver, et al. v. American Express Company and American Express Travel Related Services Company Inc., in which the plaintiffs are holders of MasterCard, Visa and/or Discover credit cards (but not American Express cards) and allege they paid higher prices as a result of our anti-steering and non-discrimination provisions in violation of federal antitrust law and the antitrust and consumer laws of various states. Plaintiffs seek unspecified damages and other forms of relief. The court dismissed plaintiffs’ federal antitrust claim, numerous state antitrust and consumer protection claims and their unjust enrichment claim. The remaining claims in plaintiffs’ complaint arise under the antitrust laws of 11 states and the consumer protection laws of six states.
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
For those disclosed material legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $210 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business and results of operations.
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
We have an accrual of $58 million related to these exposures as of December 31, 2020. To date, we have not experienced significant losses related to these exposures; however, our historical experience may not be representative in the current environment given the economic and financial disruptions caused by the COVID-19 pandemic and resulting containment measures. A reasonably possible loss related to these exposures in excess of the recorded accrual cannot be quantified as the Card Member purchases that may include or result in claims are not sufficiently estimable, although we believe our risk of loss has increased as a result of the COVID-19 pandemic.

COMMITMENTS
Total lease expense includes rent expenses, adjustments for rent concessions, rent escalations and leasehold improvement allowances and is recognized on a straight-line basis over the lease term. Total lease expense for the years ended December 31, 2020, 2019 and 2018 was $177 million, $151 million and $142 million, respectively.
Lease liabilities are recognized at the present value of the contractual fixed lease payments, discounted using our incremental borrowing rate as of the lease commencement date or upon modification of the lease. For lease liabilities outstanding as of December 31, 2020, the weighted average remaining lease term was 19 years and the weighted average rate used to discount lease commitments was 3 percent.
The following represents the maturities of our outstanding lease commitments as of December 31, 2020:

(Millions)
2021	$141
2022	140
2023	133
2024	125
2025	107
Thereafter	1,024
Total Outstanding Fixed Lease Payments	$1,670
Less: Amount representing interest	$(566)
Lease Liabilities	$1,104
As of December 31, 2020, we had approximately $4 billion in financial commitments outstanding related to agreements with certain cobrand partners under which we are required to make a certain level of minimum payments over the life of the agreement, generally ranging from five to ten years. Such commitments are designed to be satisfied by the payment we make to such cobrand partners primarily based on Card Members’ spending and earning rewards on their cobrand cards and as we acquire new Card Members. In the event these payments do not fully satisfy the commitment, we generally pay the cobrand partner up to the amount of the commitment in exchange for an equivalent value of reward points. As of December 31, 2020, we also had certain cobrand arrangements that include commitments based on variables, the values of which are not yet determinable and thus the amount is not quantifiable.

NOTE 13
DERIVATIVES AND HEDGING ACTIVITIES
We use derivative financial instruments to manage exposures to various market risks. These instruments derive their value from an underlying variable or multiple variables, including interest rates and foreign exchange rates, and are carried at fair value on the Consolidated Balance Sheets. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of our market risk management. We do not transact in derivatives for trading purposes.
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
Foreign exchange risk is generated by Card Member cross-currency spend, foreign currency balance sheet exposures, foreign subsidiary equity and foreign currency earnings in entities outside the United States. Our foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure, to the extent it is economical, through various means, including the use of derivatives such as foreign exchange forwards.
Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. We manage this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential future exposure of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by us and rated as investment grade, and counterparty risk exposures are centrally monitored.
A majority of our derivative assets and liabilities as of December 31, 2020 and 2019 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets. To further mitigate counterparty credit risk, we exercise our rights under executed credit support agreements with the respective derivative counterparties for our bilateral interest rate swaps and select foreign exchange contracts. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of December 31, 2020, these derivatives were not in a material net liability position and we had no material risk exposure to any individual derivative counterparty. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of December 31, 2020 and 2019, no credit risk adjustment to the derivative portfolio was required.
Our derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 14 for a description of our methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts(a)	$500	$185	$—	$—
Net investment hedges - Foreign exchange contracts	24	24	474	186
Total derivatives designated as hedging instruments	524	209	474	186
Derivatives not designated as hedging instruments:
Foreign exchange contracts	105	134	228	254
Total derivatives, gross	629	343	702	440
Derivative asset and derivative liability netting(b)	(98)	(90)	(98)	(90)
Cash collateral netting(c) (d)	(500)	(185)	(16)	(9)
Total derivatives, net	$31	$68	$588	$341
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
(d)We posted $34 million and $47 million as of December 31, 2020 and 2019, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.
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
Interest Rate Contracts
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We have $15.8 billion and $22.6 billion of fixed-rate debt obligations designated in fair value hedging relationships as of December 31, 2020 and 2019, respectively.
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
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the years ended December 31:

	Gains (losses)
(Millions)	2020	2019	2018
Fixed-rate long-term debt	$(405)	$(458)	$59
Derivatives designated as hedging instruments	409	462	(43)
Total	$4	$4	$16

The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $16.4 billion and $22.7 billion as of December 31, 2020 and 2019, respectively, including the cumulative amount of fair value hedging adjustments of $622 million and $217 million for the respective periods.
We recognized a net decrease of $256 million and net increases of $102 million and $51 million in Interest expense on Long-term debt for the years ended December 31, 2020, 2019, and 2018, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
NET INVESTMENT HEDGES
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. We primarily designate foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $10.5 billion and $9.8 billion of foreign currency derivatives designated as net investment hedges as of December 31, 2020 and 2019, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were losses of $252 million and $140 million and a gain of $328 million for the years ended December 31, 2020, 2019 and 2018, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income associated with the sale or liquidation of a business, net of taxes, were $1 million, nil and $1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $10 million, $64 million and $60 million for the years ended December 31, 2020, 2019, and 2018, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income. Changes in the fair value of an embedded derivative were nil for the year ended December 31, 2020. Included in the net gain of $64 million for the year ended December 31, 2019, is a gain of $3 million, related to a change in the fair value of an embedded derivative. The change in the fair value of the embedded derivative for the year ended December 31, 2018 resulted in a loss of $11 million that is recognized in Card Member services expense in the Consolidated Statements of Income.

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
•Level 3 ― Inputs that are unobservable and reflect our own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). We did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2020 and 2019, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.
We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the years ended December 31, 2020 and 2019, there were no Level 3 transfers.
FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT FAIR VALUE
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy (as described in the preceding paragraphs), as of December 31:

	2020				2019
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities	$81	$80	$1	$—	$78	$77	$1	$—
Debt securities	21,550	—	21,550	—	8,328	—	8,328	—
Derivatives, gross(a)	629	—	629	—	343	—	343	—
Total Assets	22,260	80	22,180	—	8,749	77	8,672	—
Liabilities:
Derivatives, gross(a)	702	—	702	—	440	—	440	—
Total Liabilities	$702	$—	$702	$—	$440	$—	$440	$—
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

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT OTHER THAN FAIR VALUE
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31, 2020 and 2019. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2020 and 2019, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

2020 (Billions)	Carrying Value	Corresponding Fair Value Amount
		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$33	$33	$31	$2	$—
Other financial assets(b)	46	46	—	46	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves(c)	71	75	—	—	75

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	101	101	—	101	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	8	8	—	8	—
Long-term debt(c)	$43	$45	$—	$45	$—

2019 (Billions)	Carrying Value	Corresponding Fair Value Amount
		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$24	$24	$23	$1	$—
Other financial assets(b)	60	60	—	60	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves(c)	90	91	—	—	91

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	92	92	—	92	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	10	10	—	10	—
Long-term debt(c)	$58	$60	$—	$60	$—
(a)Level 2 amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $4.2 billion and $8.2 billion held by a consolidated VIE as of December 31, 2020 and 2019, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $25.8 billion and $32.0 billion as of December 31, 2020 and 2019, respectively, and the fair values of Long-term debt were $13.0 billion and $19.8 billion as of December 31, 2020 and 2019, respectively.
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
Financial Assets Carried At Other Than Fair Value
Card Member and Other loans, less reserves
Card Member and Other loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for our loans, we use a discounted cash flow model. Due to the lack of a comparable whole loan sales market for similar loans and the lack of observable pricing inputs thereof, we use various inputs to estimate fair value. Such inputs include projected income, discount rates and forecasted write-offs. The valuation does not include economic value attributable to future receivables generated by the accounts associated with the loans.
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
NONRECURRING FAIR VALUE MEASUREMENTS
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired or where there are observable price changes for equity investments without readily determinable fair values. During the years ended December 31, 2020 and 2019, we did not have any material assets that were measured at fair value due to impairment and there were no material fair value adjustments for equity investments without readily determinable fair values.

NOTE 15
GUARANTEES
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $24 million, respectively, as of December 31, 2020, and $1 billion and $29 million, respectively, as of December 31, 2019, all of which were primarily related to our real estate and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.
NOTE 16
COMMON AND PREFERRED SHARES
The following table shows authorized shares and provides a reconciliation of common shares issued and outstanding for the years ended December 31:

(Millions, except where indicated)	2020	2019	2018
Common shares authorized (billions)(a)	3.6	3.6	3.6
Shares issued and outstanding at beginning of year	810	847	859
Repurchases of common shares	(7)	(40)	(15)
Other, primarily stock option exercises and restricted stock awards granted	2	3	3
Shares issued and outstanding as of December 31	805	810	847
(a)Of the common shares authorized but unissued as of December 31, 2020, approximately 23 million shares are reserved for issuance under employee stock and employee benefit plans.
On September 23, 2019, the Board of Directors authorized the repurchase of up to 120 million common shares from time to time, subject to market conditions and in accordance with our capital plans. This authorization replaced the prior repurchase authorization and does not have an expiration date. During 2020, 2019 and 2018, we repurchased 7 million common shares with a cost basis of $0.9 billion, 40 million common shares with a cost basis of $4.6 billion, and 15 million common shares with a cost basis of $1.6 billion, respectively. The cost basis includes commissions paid of $1.0 million, $6.2 million and $2.2 million in 2020, 2019 and 2018, respectively. As of December 31, 2020, we had approximately 102 million common shares remaining under the Board share repurchase authorization.
Common shares are generally retired by us upon repurchase (except for 2.5 million, 2.6 million and 2.7 million shares held as treasury shares as of December 31, 2020, 2019 and 2018, respectively); retired common shares and treasury shares are excluded from the shares outstanding in the table above. The treasury shares, with a cost basis of $279 million, $292 million and $207 million as of December 31, 2020, 2019 and 2018, respectively, are included as a reduction to Additional paid-in capital in Shareholders’ equity on the Consolidated Balance Sheets.

PREFERRED SHARES
The Board of Directors is authorized to permit us to issue up to 20 million Preferred Shares at a par value of $1.66 2/3 without further shareholder approval. We have the following perpetual Fixed Rate/Floating Rate Noncumulative Preferred Share series issued and outstanding as of December 31, 2020:

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
There were no warrants issued and outstanding as of December 31, 2020, 2019 and 2018.

NOTE 17
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
AOCI is a balance sheet item in Shareholders’ equity on the Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three years ended December 31 were as follows:

(Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2017	$—	$(1,961)	$(467)	$(2,428)
Net unrealized losses	(10)	—	—	(10)
Net translation on investments in foreign operations	—	(500)	—	(500)
Net hedges of investments in foreign operations	—	328	—	328
Pension and other postretirement benefits	—	—	11	11
Other	2	—	—	2
Net change in accumulated other comprehensive (loss) income	(8)	(172)	11	(169)
Balances as of December 31, 2018	(8)	(2,133)	(456)	(2,597)
Net unrealized gains	41	—	—	41
Net translation on investments in foreign operations	—	84	—	84
Net hedges of investments in foreign operations	—	(140)	—	(140)
Pension and other postretirement benefits	—	—	(125)	(125)
Net change in accumulated other comprehensive (loss) income	41	(56)	(125)	(140)
Balances as of December 31, 2019	33	(2,189)	(581)	(2,737)
Net unrealized gains	32	—	—	32
Amounts reclassified into earnings	—	(3)	—	(3)
Net translation on investments in foreign operations	—	215	—	215
Net hedges of investments in foreign operations	—	(252)	—	(252)
Pension and other postretirement benefits	—	—	(150)	(150)
Net change in accumulated other comprehensive (loss) income	32	(40)	(150)	(158)
Balances as of December 31, 2020	$65	$(2,229)	$(731)	$(2,895)
The following table shows the tax impact for the years ended December 31 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
(Millions)	2020	2019	2018
Net unrealized investment securities	$9	$12	$(2)
Net translation on investments in foreign operations	17	24	(44)
Net hedges of investments in foreign operations	(79)	(43)	107
Pension and other postretirement benefits	(28)	(38)	9
Total tax impact	$(81)	$(45)	$70
The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income associated with the sale or liquidation of a business, net of taxes for the years ended December 31:

		Gains (losses) recognized in earnings
Description (Millions)	Income Statement Line Item	2020	2019	2018
Foreign currency translation adjustments
Reclassification of translation adjustments and related hedges	Other expenses	$3	$—	$1
Related income tax	Income tax provision	—	—	(1)
Reclassification of foreign currency translation adjustments		$3	$—	$—

NOTE 18
OTHER FEES AND COMMISSIONS AND OTHER EXPENSES
The following is a detail of Other fees and commissions for the years ended December 31:

(Millions)	2020	2019	2018
Fees charged to Card Members:
Delinquency fees	$772	$1,028	$959
Foreign currency conversion fee revenue	433	982	921
Other customer fees:
Loyalty coalition-related fees	435	456	461
Service fees and other(a)	421	407	417
Travel commissions and fees	102	424	395
Total Other fees and commissions	$2,163	$3,297	$3,153
(a)Other includes Membership Rewards program fees that are not related to contracts with customers.
The following is a detail of Other expenses for the years ended December 31:

(Millions)	2020	2019	2018
Occupancy and equipment	$2,334	$2,168	$2,033
Professional services	1,789	2,091	2,125
Other(a)	1,202	1,597	1,506
Total Other expenses	$5,325	$5,856	$5,664
(a)Other expense primarily includes general operating expenses, communication expenses, non-income taxes, unrealized gains and losses on certain equity investments, Card Member and merchant-related fraud losses and litigation expenses. For the year ended December 31, 2018, Other expense also includes the loss on a transaction involving the operations of our prepaid reloadable and gift card business.
NOTE 19
RESTRUCTURING
We periodically initiate restructuring programs to support new business strategies and to enhance our overall effectiveness and efficiency. In connection with these programs, we will typically incur severance and other exit costs.
We had $197 million, $135 million and $69 million accrued in total restructuring reserves as of December 31, 2020, 2019 and 2018, respectively. New charges, including net revisions to existing restructuring reserves, which primarily relate to the redeployment of displaced colleagues to other positions, were $125 million, $125 million and $(23) million, for the years ended December 31, 2020, 2019 and 2018, respectively. Cumulatively, we recognized $383 million relating to the restructuring programs that were in progress during 2020 and initiated at various dates between 2016 and 2020, the majority of which has been reflected within Corporate & Other.

NOTE 20
INCOME TAXES
The components of income tax expense for the years ended December 31 included in the Consolidated Statements of Income were as follows:

(Millions)	2020	2019	2018
Current income tax expense:
U.S. federal	$1,122	$1,108	$70
U.S. state and local	339	276	150
Non-U.S.	639	437	681
Total current income tax expense	2,100	1,821	901
Deferred income tax (benefit) expense:
U.S. federal	(931)	(58)	276
U.S. state and local	(119)	(31)	78
Non-U.S.	111	(62)	(54)
Total deferred income tax (benefit) expense	(939)	(151)	300
Total income tax expense	$1,161	$1,670	$1,201
A reconciliation of the U.S. federal statutory rate of 21 percent as of December 31, 2020, 2019 and 2018, to our actual income tax rate was as follows:

	2020	2019	2018
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
(Decrease) increase in taxes resulting from:
Tax-exempt income	(4.1)	(1.9)	(1.7)
State and local income taxes, net of federal benefit	3.7	2.8	2.8
Non-U.S. subsidiaries' earnings	2.4	(0.5)	(1.0)
Tax settlements(a)	(0.3)	(0.3)	(1.9)
U.S. Tax Act and related adjustments(b)	—	—	(4.3)
Valuation allowances	4.0	(0.2)	0.5
Other	0.3	(1.1)	(0.6)
Actual tax rates	27.0%	19.8%	14.8%
(a)2018 primarily included a settlement of the IRS examination for tax years 2008-2014, as well as the resolution of certain tax matters in various jurisdictions.
(b)2018 included changes to the tax method of accounting for certain expenses and adjustments to the 2017 provisional Tax Act charge.

We record a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse.

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2020	2019
Deferred tax assets:
Reserves not yet deducted for tax purposes	$3,905	$2,633
Employee compensation and benefits	383	365
Net operating loss and tax credit carryforwards	399	119
Other	765	417
Gross deferred tax assets	5,452	3,534
Valuation allowance	(418)	(66)
Deferred tax assets after valuation allowance	5,034	3,468
Deferred tax liabilities:
Intangibles and fixed assets	1,433	1,279
Deferred revenue	252	315
Deferred interest	148	162
Investment in joint ventures	135	122
Other	366	129
Gross deferred tax liabilities	2,334	2,007
Net deferred tax assets	$2,700	$1,461

The net operating loss and tax credit carryforward balance as of December 31, 2020, shown in the table above, is related to pre-tax U.S. federal and non-U.S. net operating loss (NOL) carryforwards of $140 million and $1.0 billion, respectively, and foreign tax credit (FTC) carryforwards of $100 million. If not utilized, certain U.S. federal and non-U.S. NOL carryforwards will expire between 2021 and 2037, whereas others have an unlimited carryforward period. The FTC carryforwards will expire between 2029 and 2030.
A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized. The valuation allowances for both periods presented above are associated with certain non-U.S. deferred tax assets. In addition, the valuation allowances as of December 31, 2020 are also associated with FTC carryforwards.
Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $1.0 billion as of December 31, 2020, are intended to be permanently reinvested outside the U.S. We do not provide for state income and foreign withholding taxes on foreign earnings intended to be permanently reinvested outside the U.S. Accordingly, state income and foreign withholding taxes, which would have aggregated to approximately $0.1 billion as of December 31, 2020, have not been provided on those earnings.
Net income taxes paid by us during 2020, 2019 and 2018, were approximately $2.2 billion, $1.7 billion and $2.0 billion, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.
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

The following table presents changes in unrecognized tax benefits:

(Millions)	2020	2019	2018
Balance, January 1	$726	$701	$821
Increases:
Current year tax positions	57	66	152
Tax positions related to prior years	105	78	47
Effects of foreign currency translations	—	10	—
Decreases:
Tax positions related to prior years	(24)	(14)	(74)
Settlements with tax authorities(a)	(15)	(40)	(192)
Lapse of statute of limitations	(58)	(75)	(44)
Effects of foreign currency translations	(1)	—	(9)
Balance, December 31	$790	$726	$701
(a)2018 included a settlement of the IRS examination for tax years 2008-2014 and the resolution of certain tax matters in various jurisdictions.
Included in the unrecognized tax benefits of $0.8 billion, $0.7 billion and $0.7 billion for December 31, 2020, 2019 and 2018, respectively, are approximately $580 million, $623 million and $599 million, respectively, that, if recognized, would favorably affect the effective tax rate in a future period.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $130 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $130 million of unrecognized tax benefits, approximately $110 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the year ended December 31, 2020 and 2019, we recognized approximately $260 million and $5 million, respectively, in expenses for interest and penalties. For the year ended December 31, 2018, we recognized benefits of approximately $18 million, for interest and penalties.
We had approximately $350 million and $70 million accrued for the payment of interest and penalties as of December 31, 2020 and 2019, respectively.

NOTE 21
EARNINGS PER COMMON SHARE (EPS)
The computations of basic and diluted EPS for the years ended December 31 were as follows:

(Millions, except per share amounts)	2020	2019	2018
Numerator:
Basic and diluted:
Net income	$3,135	$6,759	$6,921
Preferred dividends	(79)	(81)	(80)
Net income available to common shareholders	3,056	6,678	6,841
Earnings allocated to participating share awards(a)	(20)	(47)	(54)
Net income attributable to common shareholders	$3,036	$6,631	$6,787
Denominator:(a)
Basic: Weighted-average common stock	805	828	856
Add: Weighted-average stock options(b)	1	2	3
Diluted	806	830	859
Basic EPS	$3.77	$8.00	$7.93
Diluted EPS	$3.77	$7.99	$7.91
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.5 million, 0.2 million and 0.7 million of options for the years ended December 31, 2020, 2019 and 2018, respectively, because inclusion of the options would have been anti-dilutive.

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
As of December 31, 2020 and 2019, we met all capital requirements to which we were subject and maintained regulatory capital ratios in excess of those required to qualify as well capitalized.
The following table presents the regulatory capital ratios:

(Millions, except percentages)	CET 1 capital	Tier 1 capital	Total capital	CET 1 capital ratio	Tier 1 capital ratio	Total capital ratio	Tier 1 leverage ratio
December 31, 2020: (a)
American Express Company	$18,693	$20,277	$22,385	13.5%	14.7%	16.2%	11.0%
American Express National Bank	$14,617	$14,617	$16,578	16.2%	16.2%	18.3%	10.9%
December 31, 2019:(a)
American Express Company	$18,056	$19,628	$22,213	10.7%	11.6%	13.2%	10.2%
American Express National Bank	$13,600	$13,600	$15,688	13.4%	13.4%	15.4%	11.1%
Well-capitalized ratios(b)
American Express Company				N/A	6.0%	10.0%	N/A
American Express National Bank				6.5%	8.0%	10.0%	5.0%
Effective Minimum(c)
American Express Company				7.0%	8.5%	10.5%	4.0%
American Express National Bank				7.0%	8.5%	10.5%	4.0%
Minimum capital ratios(d)				4.5%	6.0%	8.0%	4.0%
(a)Capital ratios reported using Basel III capital definitions and risk-weighted assets using the Basel III standardized approach.
(b)Represents requirements for bank holding companies and banking subsidiaries to be considered “well capitalized” pursuant to regulations issued under the Federal Reserve Regulation Y and the Federal Deposit Insurance Corporation Improvement Act, respectively. There is no CET1 capital ratio or Tier 1 leverage ratio requirement for a bank holding company to be considered “well capitalized.”
(c)Represents Basel III minimum capital requirement and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer for American Express Company and the capital conservation buffer for American Express National Bank.
(d)As defined by the regulations issued by the Federal Reserve and OCC.
RESTRICTED NET ASSETS OF SUBSIDIARIES
Certain of our subsidiaries are subject to restrictions on the transfer of net assets under debt agreements and regulatory requirements. These restrictions have not had any effect on our shareholder dividend policy and management does not anticipate any impact in the future. Procedures exist to transfer net assets between the Company and its subsidiaries, while ensuring compliance with the various contractual and regulatory constraints. As of December 31, 2020, the aggregate amount of net assets of subsidiaries that are restricted to be transferred was approximately $7.7 billion.

BANK HOLDING COMPANY DIVIDEND RESTRICTIONS
We are limited in our ability to pay dividends by the Federal Reserve, which could prohibit a dividend that would be considered an unsafe or unsound banking practice. It is the policy of the Federal Reserve that bank holding companies generally should pay dividends on preferred and common stock only out of net income available to common shareholders generated over the past year, and only if prospective earnings retention is consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Moreover, bank holding companies are required by statute to be a source of strength to their insured depository institution subsidiaries and should not maintain dividend levels that undermine their ability to do so. On an annual basis, we are required to develop and maintain a capital plan, which includes planned dividends over a two-year horizon. We may be subject to limitations and restrictions on our dividends, if, among other things, (i) our regulatory capital ratios do not satisfy applicable minimum requirements and buffers or (ii) we are required to resubmit our capital plan.
BANK DIVIDEND RESTRICTIONS
In the year ended December 31, 2020, AENB paid dividends from retained earnings to its parent of $4.5 billion. AENB is limited in its ability to pay dividends by banking statutes, regulations and supervisory policy. In general, applicable federal and state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as AENB, from making dividend distributions if such distributions are not paid out of available retained earnings or would cause the institution to fail to meet capital adequacy standards. If AENB’s risk-based capital ratios do not satisfy minimum regulatory requirements and applicable buffers, it will face graduated constraints on dividends and other capital distributions. As of December 31, 2020, AENB's retained earnings available for the payment of dividends was $6.9 billion. In determining the dividends to pay its parent, AENB must also consider the effects on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies. In addition, AENB's banking regulators have authority to limit or prohibit the payment of a dividend by AENB under a number of circumstances, including if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

NOTE 23
SIGNIFICANT CREDIT CONCENTRATIONS
Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to American Express’ total credit exposure. Our customers operate in diverse industries, economic sectors and geographic regions.
The following table details our maximum credit exposure of the on-balance sheet assets by category as of December 31:

(Billions)	2020	2019
Individuals(a)	$108	$131
Financial Services(b)	34	26
U.S. Government and agencies(c)	22	8
Institutions(d)	13	20
Total on-balance sheet	$177	$185
(a)Primarily reflects loans and receivables from global consumer and small business Card Members, which are governed by individual credit risk management.
(b)Represents banks, broker-dealers, insurance companies and savings and loan associations.
(c)Represent debt obligations of the U.S. Government and its agencies, states and municipalities and government-sponsored entities.
(d)Primarily reflects loans and receivables from global corporate Card Members, which are governed by institutional credit risk management.
As of December 31, 2020 and 2019, our most significant concentration of credit risk was with individuals, including Card Member loans and receivables. These amounts are generally advanced on an unsecured basis. However, we review each potential customer’s credit application and evaluate the applicant’s financial history and ability and willingness to repay. We also consider credit performance by customer tenure, industry and geographic location in managing credit exposure.
The following table details our Card Member loans and receivables exposure (including unused lines-of-credit available to Card Members as part of established lending product agreements) in the United States and outside the United States as of December 31:

(Billions)	2020	2019
On-balance sheet:
U.S.	$95	$115
Non-U.S.	22	30
On-balance sheet	117	145
Unused lines-of-credit:(a)
U.S.	251	245
Non-U.S.	63	61
Total unused lines-of-credit	$314	$306
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
•Global Commercial Services (GCS) primarily issues a wide range of proprietary corporate and small business cards. In addition, GCS provides payment, expense management, and commercial financing products.
•Global Merchant and Network Services (GMNS) operates a global payments network that processes and settles card transactions, acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global integrated network. GMNS manages our partnership relationships with third-party card issuers, merchant acquirers and a prepaid reloadable and gift card program manager, licensing the American Express brand and extending the reach of the global network. GMNS also manages loyalty coalition businesses.
Corporate functions and certain other businesses and operations are included in Corporate & Other.
Effective for the first quarter of 2020, we made certain enhancements to our transfer pricing methodology related to the sharing of revenues between our card issuing, network and merchant businesses, and our methodology related to the allocation of certain funding costs primarily related to our Card Member loan and Card Member receivable portfolios. These enhancements resulted in certain changes to Non-interest revenues, Interest expense and operating expenses across our reportable operating segments and geographic regions. Prior period amounts have been revised to conform to the current period presentation. These changes had no impact on our Consolidated Results of Operations.

The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the years ended December 31, 2020, 2019 and 2018:

(Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other(a)	Consolidated
2020
Total non-interest revenues	$14,178	$9,652	$4,595	$(323)	$28,102
Revenue from contracts with customers(b)	9,536	8,145	4,320	(27)	21,974
Interest income	8,199	1,586	18	280	10,083
Interest expense	1,051	619	(80)	508	2,098
Total revenues net of interest expense	21,326	10,619	4,693	(551)	36,087
Net income (loss)	2,701	736	954	(1,256)	3,135
Total assets (billions)	$87	$42	$14	$48	$191
2019
Total non-interest revenues	$16,702	$12,242	$5,903	$89	$34,936
Revenue from contracts with customers(b)	12,097	10,633	5,424	5	28,159
Interest income	9,413	1,900	28	743	12,084
Interest expense	1,730	1,034	(303)	1,003	3,464
Total revenues net of interest expense	24,385	13,108	6,234	(171)	43,556
Net income (loss)	3,807	2,191	2,132	(1,371)	6,759
Total assets (billions)	$106	$53	$18	$21	$198
2018
Total non-interest revenues	$15,357	$11,481	$5,790	$47	$32,675
Revenue from contracts with customers(b)	11,264	10,019	5,312	12	26,607
Interest income	8,323	1,621	30	632	10,606
Interest expense	1,448	898	(244)	841	2,943
Total revenues net of interest expense	22,232	12,204	6,064	(162)	40,338
Net income (loss)	3,615	2,012	1,910	(616)	6,921
Total assets (billions)	$102	$51	$16	$20	$189
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
Provisions for Credit Losses
The provisions for credit losses are directly attributable to the segment in which they are reported.
Expenses
Marketing and business development expense is included in each segment based on the actual expenses incurred. Global brand advertising is primarily allocated to the segments based on the relative levels of revenue. Rewards and Card Member services expenses are included in each segment based on the actual expenses incurred.
Salaries and employee benefits and other operating expenses reflect both costs incurred directly within each segment, as well as allocated expenses. The allocated expenses include service costs allocated based on activities directly attributable to the segment, and overhead expenses allocated based on the relative levels of revenue and Card Member loans and receivables.

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
GEOGRAPHIC OPERATIONS
The following table presents our total revenues net of interest expense and pretax income (loss) from continuing operations in different geographic regions based, in part, upon internal allocations, which necessarily involve management’s judgment:

(Millions)	United States	EMEA(a)	APAC(a)	LACC(a)	Other Unallocated(b)	Consolidated
2020
Total revenues net of interest expense	$28,263	$3,087	$3,271	$2,019	$(553)	$36,087
Pretax income (loss) from continuing operations	4,418	398	665	452	(1,638)	4,296
2019
Total revenues net of interest expense	$32,629	$4,388	$3,934	$2,776	$(171)	$43,556
Pretax income (loss) from continuing operations	7,302	1,177	853	884	(1,787)	8,429
2018
Total revenues net of interest expense	$29,886	$4,348	$3,690	$2,576	$(162)	$40,338
Pretax income (loss) from continuing operations	6,686	1,163	792	787	(1,306)	8,122
(a)EMEA represents Europe, the Middle East and Africa; APAC represents Asia Pacific, Australia and New Zealand; and LACC represents Latin America, Canada and the Caribbean.
(b)Other Unallocated includes net costs which are not directly allocated to specific geographic regions, including costs related to the net negative interest spread on excess liquidity funding and executive office operations expenses.

NOTE 25
PARENT COMPANY
PARENT COMPANY – CONDENSED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2020	2019	2018
Revenues
Non-interest revenues
Other	$480	$598	$426
Total non-interest revenues	480	598	426
Interest income	228	692	422
Interest expense	630	902	615
Total revenues net of interest expense	78	388	233
Expenses
Salaries and employee benefits	333	366	336
Other	562	816	607
Total expenses	895	1,182	943
Pretax loss	(817)	(794)	(710)
Income tax benefit	(236)	(282)	(179)
Net loss before equity in net income of subsidiaries and affiliates	(581)	(512)	(531)
Equity in net income of subsidiaries and affiliates	3,716	7,271	7,452
Net income	$3,135	$6,759	$6,921

PARENT COMPANY – CONDENSED BALANCE SHEETS

As of December 31 (Millions)	2020	2019
Assets
Cash and cash equivalents	$10,968	$4,430
Equity in net assets of subsidiaries and affiliates	23,306	23,165
Loans to subsidiaries and affiliates	15,887	22,350
Due from subsidiaries and affiliates	1,084	1,168
Other assets	164	223
Total assets	51,409	51,336
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable and other liabilities	1,743	2,197
Due to subsidiaries and affiliates	1,100	609
Debt with subsidiaries and affiliates	2,772	1,091
Long-term debt	22,810	24,368
Total liabilities	28,425	28,265
Shareholders’ Equity
Total shareholders’ equity	22,984	23,071
Total liabilities and shareholders’ equity	$51,409	$51,336

PARENT COMPANY – CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$3,135	$6,759	$6,921
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net income of subsidiaries and affiliates	(3,716)	(7,271)	(7,452)
Dividends received from subsidiaries and affiliates	2,679	6,370	3,222
Other operating activities, primarily with subsidiaries and affiliates	732	1,315	(257)
Net cash provided by operating activities	2,830	7,173	2,434
Cash Flows from Investing Activities
Maturities and redemptions of investment securities	—	1	—
Decrease (increase) in loans to subsidiaries and affiliates	11,434	(4,405)	(6,281)
Investments in subsidiaries and affiliates	(52)	(15)	(30)
Other investing activities	74	82	—
Net cash provided by (used in) investing activities	11,456	(4,337)	(6,311)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	6,469	9,350
Payments of long-term debt	(2,000)	(641)	(3,850)
Net decrease in short-term debt from subsidiaries and affiliates	(3,289)	(1,500)	(140)
Issuance of American Express common shares	44	86	87
Repurchase of American Express common shares and other	(1,029)	(4,685)	(1,685)
Dividends paid	(1,474)	(1,422)	(1,324)
Net cash (used in) provided by financing activities	(7,748)	(1,693)	2,438
Net increase (decrease) in cash and cash equivalents	6,538	1,143	(1,439)
Cash and cash equivalents at beginning of year	4,430	3,287	4,726
Cash and cash equivalents at end of year	$10,968	$4,430	$3,287

Supplemental cash flow information
Years Ended December 31 (Millions)	2020	2019	2018
Non-Cash Investing Activities
Loans to subsidiaries and affiliates	$(4,971)	$—	$—
Non-Cash Financing Activities
Short-term debts from subsidiaries and affiliates	$4,971	$—	$—

NOTE 26
QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions, except per share amounts)	2020				2019
Quarters Ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Total revenues net of interest expense	$9,351	$8,751	$7,675	$10,310	$11,365	$10,989	$10,838	$10,364
Pretax income	1,858	1,364	622	452	1,986	2,266	2,219	1,958
Net income	1,438	1,073	257	367	1,693	1,755	1,761	1,550
Earnings Per Common Share — Basic:
Net income attributable to common shareholders(a)	1.76	1.31	0.29	0.41	2.04	2.09	2.07	1.81
Earnings Per Common Share — Diluted:
Net income attributable to common shareholders(a)	1.76	1.30	0.29	0.41	2.03	2.08	2.07	1.80
Cash dividends declared per common share	$0.43	$0.43	$0.43	$0.43	$0.43	$0.43	$0.39	$0.39
(a)Represents net income, less (i) earnings allocated to participating share awards of $9 million, $7 million, $2 million and $2 million for the quarters ended December 31, September 30, June 30 and March 31, 2020, respectively, and $12 million, $11 million, $13 million and $11 million for the quarters ended December 31, September 30, June 30 and March 31, 2019, respectively, and (ii) dividends on preferred shares of $14 million, $16 million, $17 million and $32 million for the quarters ended December 31, September 30, June 30 and March 31, 2020, respectively, and $20 million, $21 million, $19 million and $21 million for the quarters ended December 31, September 30, June 30 and March 31, 2019, respectively.

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
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of our internal control over financial reporting as of December 31, 2020 are set forth in “Financial Statements and Supplementary Data.”
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEMS 10, 11, 12 and 13.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We expect to file with the SEC in March 2021 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held May 4, 2021, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:
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
We have adopted a set of Corporate Governance Principles, which together with the charters of the four standing committees of the Board of Directors (Audit and Compliance; Compensation and Benefits; Nominating, Governance and Public Responsibility; and Risk), our Code of Conduct (which constitutes our code of ethics) and the Code of Business Conduct for the Members of the Board of Directors, provide the framework for our governance. A complete copy of our Corporate Governance Principles, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Controller, but also to all our other colleagues) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the “Corporate Governance” link found on our Investor Relations website at http://ir.americanexpress.com. We also intend to disclose any amendments to our Code of Conduct, or waivers of our Code of Conduct on behalf of our Chief Executive Officer, Chief Financial Officer or Controller, on our website. You may also access our Investor Relations website through our main website at www.americanexpress.com by clicking on the “Investor Relations” link, which is located at the bottom of the Company’s homepage. (Information from such sites is not incorporated by reference into this report.) You may also obtain free copies of these materials by writing to our Corporate Secretary at our headquarters.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the heading “Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services,” which will appear in our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 4, 2021, is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)
1.    Financial Statements:
See the “Index to Consolidated Financial Statements” under “Financial Statements and Supplementary Data.”
2.     Financial Statement Schedules:
All schedules are omitted since the required information is either not applicable, not deemed material, or shown in the Consolidated Financial Statements.
3. Exhibits:
The following exhibits are filed as part of this report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.41 are management contracts or compensatory plans or arrangements.

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

10.35
American Express Company 2016 Incentive Compensation Plan (as amended and restated effective May 5, 2020) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated May 5, 2020).

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

10.40
Amendment to the Form of nonqualified stock option award agreement and Form of restricted stock unit award for executive officers under the American Express Company 2016 Incentive Compensation Plan (for awards made after January 29, 2020) (incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2019).

10.41
Form of notice agreement in connection with Annual Incentive Awards under the American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2019).

10.42
Restated Letter Agreement, dated May 6, 2019, between American Express Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated May 6, 2019).

10.43
Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.48 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2017).

10.44
Amendment No. 1, dated March 29, 2019, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2019).

10.45
Amendment No. 2, dated July 26, 2019, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2019).

*10.46	Amendment No. 3, dated December 15, 2020, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri.

*21	Subsidiaries of the Company.

*23	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Stephen J. Squeri, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Stephen J. Squeri, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS COMPANY
/s/ JEFFREY C. CAMPBELL
Jeffrey C. Campbell Chief Financial Officer

February 12, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ STEPHEN J. SQUERI	/s/ MICHAEL O. LEAVITT
Stephen J. Squeri Chairman, Chief Executive Officer and Director	Michael O. Leavitt Director

/s/ JEFFREY C. CAMPBELL	/s/ THEODORE J. LEONSIS
Jeffrey C. Campbell Chief Financial Officer	Theodore J. Leonsis Director

/s/ JESSICA LIEBERMAN QUINN	/s/ KAREN L. PARKHILL
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)	Karen L. Parkhill Director

/s/ THOMAS J. BALTIMORE, JR.	/s/ CHARLES E. PHILLIPS, JR.
Thomas J. Baltimore, Jr. Director	Charles E. Phillips, Jr. Director
Director
/s/ CHARLENE BARSHEFSKY	/s/ LYNN A. PIKE
Charlene Barshefsky Director	Lynn A. Pike Director

/s/ JOHN J. BRENNAN	/s/ DANIEL L. VASELLA
John J. Brennan Director	Daniel L. Vasella Director

/s/ PETER CHERNIN	/s/ RONALD A. WILLIAMS
Peter Chernin Director	Ronald A. Williams Director

/s/ RALPH DE LA VEGA	/s/ CHRISTOPHER D. YOUNG
Ralph de la Vega Director	Christopher D. Young Director

/s/ ANNE LAUVERGEON
Anne Lauvergeon Director

February 12, 2021

Appendix
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

	2020			2019			2018
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield
Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$31,446	$100	0.3%	$22,169	$517	2.3%	$24,570	$485	2.0%
Non-U.S.	2,367	51	2.2	2,085	48	2.3	1,830	33	1.8
Federal funds sold and securities purchased under agreements to resell
U.S.	—	—	—	19	3	15.8	—	—	—
Non-U.S.	184	11	6.0	56	6	10.7	58	7	12.1
Short-term investment securities
U.S.	658	7	1.1	409	11	2.7	434	6	1.4
Non-U.S.	97	1	1.0	93	1	1.1	149	1	0.7
Card Member loans (b)
U.S.	65,559	8,196	12.5	72,422	9,452	13.1	66,620	8,387	12.6
Non-U.S.	9,018	1,196	13.3	10,362	1,400	13.5	9,136	1,206	13.2
Other loans (b)
U.S.	4,078	342	8.4	4,101	413	10.1	3,110	312	10.0
Non-U.S.	139	45	32.4	170	43	25.3	145	36	24.8
Taxable investment securities(c)
U.S.	14,002	100	0.7	6,335	147	2.3	3,025	68	2.2
Non-U.S.	612	21	3.4	589	27	4.6	562	23	4.1
Non-taxable investment securities (c)
U.S.	128	5	5.1	237	11	5.9	855	25	3.7
Other assets (d)
Primarily U.S.	38	8	n.m.	17	5	n.m.	1	17	n.m.
Total interest-earning assets (e)	$128,326	$10,083	7.9%	$119,064	$12,084	10.2%	$110,495	$10,606	9.6%
U.S.	115,909	8,758		105,709	10,559		98,615	9,300
Non-U.S.	12,417	1,325		13,355	1,525		11,880	1,306
n.m. Denotes rates determined to not be meaningful.
(a)Averages based on month-end balances.
(b)Average non-accrual loans were included in the average Card Member loan balances in amounts of $275 million, $307 million and $230 million in U.S. for 2020, 2019 and 2018, respectively. Average other loan balances for U.S. include average non-accrual loans of $3 million, $7 million and $4 million for 2020, 2019 and 2018, respectively. Average non-accrual loans are considered to determine the average yield on loans.
(c)Average yields for both taxable and non-taxable investment securities have been calculated using amortized cost balances and do not include changes in fair value recorded in other comprehensive loss. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent for 2020, 2019 and 2018.
(d)Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated income.
(e)The average yield on total interest-earning assets is adjusted for the impacts of the items mentioned in footnote (c).

Years Ended December 31, (Millions, except percentages)	2020 Average Balance (a)	2019 Average Balance (a)	2018 Average Balance (a)
Non-interest-earning assets
Cash and due from banks
U.S.	$2,205	$2,842	$2,793
Non-U.S.	823	732	527
Card Member receivables, net
U.S.	27,414	27,724	26,435
Non-U.S.	16,009	28,040	27,100
Reserves for credit losses on Card Member and other loans
U.S.	(4,682)	(2,057)	(1,740)
Non-U.S.	(526)	(258)	(217)
Other assets (b)
U.S.	14,680	12,689	12,351
Non-U.S.	5,830	5,593	5,077
Total non-interest-earning assets	61,753	75,305	72,326
U.S.	39,617	41,198	39,839
Non-U.S.	22,136	34,107	32,487
Total assets	$190,079	$194,369	$182,821
U.S.	155,526	146,908	138,454
Non-U.S.	34,553	47,461	44,367

Percentage of total average assets attributable to non-U.S. activities	18.2%	24.4%	24.3%
(a)Averages based on month-end balances.
(b)Includes premises and equipment, net of accumulated depreciation and amortization.

	2020			2019			2018
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate
Interest-bearing liabilities
Customer deposits
U.S.
Savings	$69,796	$697	1.0%	$59,087	$1,247	2.1%	$50,499	$919	1.8%
Time	9,898	237	2.4	12,179	298	2.4	15,975	357	2.2
Demand	752	5	0.7	447	9	2.0	285	6	2.1
Non-U.S.
Other time and savings	11	1	9.1	16	1	6.3	21	1	4.8
Other demand	11	3	27.3	10	4	40.0	12	4	33.3
Short-term borrowings
U.S.	769	18	2.3	407	22	5.4	274	14	5.1
Non-U.S.	2,017	11	0.5	2,621	15	0.6	2,106	19	0.9
Long-term debt and other (b)
U.S.	48,690	1,123	2.3	57,936	1,859	3.2	54,631	1,613	3.0
Non-U.S.	336	3	0.9	325	9	2.8	390	10	2.6
Total interest-bearing liabilities	$132,280	$2,098	1.6%	$133,028	$3,464	2.6%	$124,193	$2,943	2.4%
U.S.	129,905	2,080		130,056	3,435		121,664	2,909
Non-U.S.	2,375	18		2,972	29		2,529	34

Non-interest-bearing liabilities
Accounts payable
U.S.	4,642			7,116			7,120
Non-U.S.	4,737			6,202			6,064
Customer Deposits(c)
U.S.	766			385			377
Non-U.S.	682			387			370
Other liabilities
U.S.	18,954			18,360			18,619
Non-U.S.	6,016			6,079			5,428
Total non-interest-bearing liabilities	35,797			38,529			37,978
U.S.	24,362			25,861			26,116
Non-U.S.	11,435			12,668			11,862
Total liabilities	168,077			171,557			162,171
U.S.	154,267			155,917			147,780
Non-U.S.	13,810			15,640			14,391
Total shareholders' equity	22,002			22,812			20,650
Total liabilities and shareholders' equity	$190,079			$194,369			$182,821

Percentage of total average liabilities attributable to non-U.S. activities	8.2%			9.1%			8.9%
Interest rate spread			6.3%			7.6%			7.2%
Net interest income and net average yield on interest-earning assets(d)`		$7,985	6.2%		$8,620	7.2%		$7,663	6.9%
(a)Averages based on month-end balances.
(b)Interest expense primarily reflects interest on long-term financing and interest incurred on derivative instruments in qualifying hedging relationships on the hedged debt instruments.
(c)U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $742 million, $353 million and $342 million for 2020, 2019 and 2018, respectively. Non-U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $679 million, $381 million and $359 million for 2020, 2019 and 2018, respectively.
(d)Net average yield on interest-earning assets is defined as net interest income divided by average total interest-earning assets as adjusted for the items mentioned in footnote (c) from the table on A-1.

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

	2020 Versus 2019			2019 Versus 2018
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
Years Ended December 31, (Millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$216	$(633)	$(417)	$(47)	$79	$32
Non-U.S.	6	(3)	3	5	10	15
Federal funds sold and securities purchased under agreements to resell
U.S.	(3)	—	(3)	—	3	3
Non-U.S.	14	(9)	5	—	(1)	(1)
Short-term investment securities
U.S.	7	(11)	(4)	—	5	5
Non-U.S.	—	—	—	—	—	—
Card Member loans
U.S.	(896)	(360)	(1,256)	730	335	1,065
Non-U.S.	(182)	(22)	(204)	162	32	194
Other loans
U.S.	(2)	(69)	(71)	99	2	101
Non-U.S.	(8)	10	2	6	1	7
Taxable investment securities
U.S.	177	(224)	(47)	72	7	79
Non-U.S.	1	(7)	(6)	1	3	4
Non-taxable investment securities
U.S.	(7)	1	(6)	(18)	4	(14)
Other assets
Primarily U.S.	6	(3)	3	272	(284)	(12)
Change in interest income	(671)	(1,330)	(2,001)	1,282	196	1,478
Interest-bearing liabilities
Customer deposits
U.S.
Savings	226	(776)	(550)	156	172	328
Time	(56)	(5)	(61)	(85)	26	(59)
Demand	6	(10)	(4)	3	—	3
Non-U.S.
Other time and savings	—	—	—	—	—	—
Other demand	—	(1)	(1)	(1)	1	—
Short-term borrowings
U.S.	20	(24)	(4)	7	1	8
Non-U.S.	(3)	(1)	(4)	5	(9)	(4)
Long-term debt and other
U.S.	(297)	(439)	(736)	98	148	246
Non-U.S.	—	(6)	(6)	(2)	1	(1)
Change in interest expense	(104)	(1,262)	(1,366)	181	340	521
Change in net interest income	$(567)	$(68)	$(635)	$1,101	$(144)	$957
(a)Refer to footnotes from “Distribution of Assets, Liabilities and Shareholders’ Equity” for additional information.

Maturities and Sensitivities to Changes in Interest Rates
The following table presents contractual maturities of loans and Card Member receivables by customer type, and segregated between U.S. and non-U.S. based on domicile of the borrowers, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements.

December 31, (Millions)	2020
	Within 1 year (a)	1-5 years (b) (c)	5-15 years (c)	After 15 years (c)	Total
Loans
U.S. loans
Card Member	$63,662	$482	$—	$—	$64,144
Other	497	2,068	112	57	2,734
Non-U.S. loans
Card Member	9,229	—	—	—	9,229
Other	92	26	—	—	118
Total loans	$73,480	$2,576	$112	$57	$76,225

Loans due after one year at fixed interest rates
Card Member		$482	$—	$—	$482
Other		2,070	—	57	2,127
Loans due after one year at variable interest rates
Card Member		—	—	—	—
Other		24	112	—	136
Total loans		$2,576	$112	$57	$2,745
Card Member receivables
U.S.	$30,287	$193	$—	$—	$30,480
Non-U.S.	13,221	—	—	—	13,221
Total Card Member receivables	$43,508	$193	$—	$—	$43,701
(a)Card Member loans have no stated maturity and are therefore included in the due within one year category. However, many of our Card Members will revolve their balances, which may extend their repayment period beyond one year for balances outstanding as of December 31, 2020. Card member receivables are due upon receipt of Card Member statements and have no stated interest rate and are therefore included in the due within one year category.
(b)Card Member loans and receivables due after one year represent Troubled Debt Restructurings (TDRs). Card Members experiencing financial difficulties are offered modification programs wherein a long-term concession (more than 12 months) has been granted to the borrower and are classified as TDRs.
(c)Other loans due after one year primarily represents installment loans.

Credit Quality Indicators for Loans and Card Member Receivables
As a result of the adoption of CECL on January 1, 2020, there is a lack of comparability in both the reserves and provisions for credit losses for the periods presented. Results for reporting periods beginning after January 1, 2020 are presented using the CECL methodology, while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods. Refer to Note 1 and Note 3 to the “Consolidated Financial Statements” for further information.
The following table summarizes the ratio of all loans and Card Member receivables categories.

Years Ended December 31, (Millions, except percentages and where indicated)	2020	2019
Card Member loans
Net write-offs — principal less recoveries	$1,795	$1,860
Net write-offs — interest and fees less recoveries	$375	$375
Average Card Member loans (billions)(a)	$74.6	$82.8
Principal only net write-offs / average Card Member loans outstanding (b)	2.4%	2.2%
Principal, interest and fees net write-offs / average Card Member loans outstanding (b)	2.9%	2.7%
Other loans
Net write-offs	$111	$97
Average Other loans (billions)(a)	$4.2	$4.3
Net write-offs/average other loans outstanding (b)	2.6%	2.3%
Card Member receivables
Net write-offs — principal and fees less recoveries	$881	$900
Average Card Member receivables (billions)(a)	$43.9	$56.4
Net write-offs / average Card Member receivables outstanding (b)	2.0%	1.6%

Reserve for credit losses	$5,849	$3,154
Non-accrual loans (c)	$176	$346
Reserve for credit losses to total loans and Card Member receivables (d)	4.9%	2.1%
Non-accrual loans to total loans (e)	0.2%	0.4%
Reserve for credit losses to non-accrual loans (f)	3171.4%	732.8%
(a)Averages are based on month-end balances for the periods presented.
(b)The net write-off rate presented is on a worldwide basis and is based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, as our practice is to include uncollectible interest and/or fees as part of our total provision for credit losses, a net write-off rate including principal, interest and/or fees is also presented.
(c)Non-accrual loans not in modification programs primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest. Amounts presented exclude loans classified as TDR. Lower non-accrual loans are primarily driven by higher enrollments under In House TDR programs and lower delinquencies.
(d)Represents the reserve for credit losses as a percentage of total loans and Card Member receivables. Refer to “Maturities and Sensitivities to Changes in Interest Rates” for total outstanding balance of loans and Card Member receivables.
(e)Represents percentage of non-accrual loans to total loans.
(f)Represents the total reserve for credit losses on Card Member loans and other loans as a percentage of total non-accrual loans. Refer to “Allocation of reserve for credit losses” for reserve related to Card Member loans and other loans.

Allocation of Reserve for Credit Losses
The following table shows the reserve for credit losses allocated to each of loans and Card Member receivables by customer type, and between U.S. and non-U.S. borrowers.

December 31,	2020		2019
(Millions, except percentages) Reserve for credit losses at end of year applicable to	Amount	Percentage (a)	Amount	Percentage (a)
Loans U.S. loans
Card Member	$4,820	86%	$2,085	82%
Other	228	4	150	6
Non-U.S. loans
Card Member	524	10	298	12
Other	10	—	2	—
	$5,582	100%	$2,535	100%

Card Member receivables
U.S.	$216	81%	$406	66%
Non-U.S.	51	19	213	34
	$267	100%	$619	100%
(a)Percentage of reserve for credit losses on loans and Card Member receivables in each category to the total reserve.

Uninsured Time Certificates of Deposit
The following table presents the amount of uninsured time certificates of deposit issued by us in our U.S. and Non U.S. offices, further segregated by time remaining until maturity. For any account holder with aggregate deposits in excess of insured limits, the uninsured deposits are calculated proportionately as a percentage of total deposits for each category of deposits held as of the reporting date.

	By remaining maturity as of December 31, 2020
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. (a)	$65	$53	$100	$118	$336
Non U.S. (b)	$2	$1	$4	$—	$7
(a)We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to $250,000 per account holder through the FDIC.
(b)Includes time deposits in certain of our Non-U.S. offices, that exceed the insurance limit as defined by the regulatory rules in individual markets.