Form 10-Q
period 2021-03-31
AMERICAN EXPRESS CO
filed 2021-04-23
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2021
Common Shares (par value $0.20 per share)	803,302,859	Shares

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

Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this Form 10-Q.
Effective for the first quarter of 2021, we have changed the way we describe our volume metrics. Throughout this Report:
•Where we previously used the term “billed business” to describe our total volumes, we now use the term “network volumes.”
•Where we previously used the term “proprietary billed business” to describe transaction volumes from cards and other payment products issued by American Express, we now use the term “billed business.”
•Where we previously used the term “GNS billed business” to describe transaction volumes from cards issued by GNS partners and joint ventures, we now use the term “processed volumes” and have now included in this category transactions associated with certain alternative payment solutions that were not previously reported in our volume metrics.
•Where we previously used the term “Non-T&E-related volume” to describe spend in merchant categories other than T&E-related merchant categories, we now use the term “Goods & Services (G&S)-related volume.”
We believe that these changes provide better differentiation and descriptors for the volumes that run across the American Express network. Prior period amounts have been recast to conform with current period presentation.
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
Business Environment
Our results for the first quarter continued to reflect the steady improvement towards pre-pandemic spending levels that started during the second half of last year with the continuing positive signs of recovery from the impacts of the COVID-19 pandemic driven by vaccination and government stimulus programs, particularly in the U.S. At the same time, certain international countries around the globe continue to face challenges with renewed lockdowns and travel restrictions and there remains uncertainty relating to the ongoing spread and severity of the virus. While we are encouraged by the trends we saw in the first quarter, to the extent that the pandemic continues to have negative impacts on economies, our results will be affected, with credit trends, spending volumes and our marketing investments to rebuild growth momentum, being the key drivers of our financial performance.
We are starting to lap the early impacts of the pandemic on our business, which caused a significant decline in our network volumes starting in March 2020 as a result of the sharp contraction of the global economy. Year-over-year comparisons for this quarter thus reflect two months of pre-pandemic results in last year’s first quarter.
Worldwide network volumes decreased 6 percent year-over-year (8 percent on an FX-adjusted basis1) for the quarter, reflecting a 17 percent year-over-year decline for the first two months of the year followed by a 23 percent year-over-year increase in March. While U.S. network volumes declined 4 percent versus the prior year, international volumes declined by 10 percent (15 percent on an FX-adjusted basis1) due to the slower pace of recovery from the pandemic in certain international countries. Billed business, which accounted for 84 percent of our total network volumes in the first quarter of this year and drives most of our financial results, decreased 7 percent (9 percent on an FX-adjusted basis1)
1The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

and continued to show different recovery trends for G&S and T&E spend. G&S spend, which accounts for the majority of our billed business and had recovered to pre-pandemic levels in the second half of 2020, increased 8 percent year-over-year. Consumer G&S spend saw continued strong online and card-not-present growth, even as the recovery in offline spending accelerated, and commercial G&S spend growth was driven by small and mid-sized enterprises reflecting continued growth in business to business spending. T&E spend remained significantly impacted, although we continued to see signs of improvement, primarily driven by consumer T&E spend in the U.S.
Revenues net of interest expense decreased 12 percent compared to the prior year, reflecting a decline of 21 percent during the first two months of the year, followed by an increase of 10 percent during the month of March. Discount revenue, our largest revenue line, decreased 10 percent year-over-year due to the decline in network volumes and a decrease in the average discount rate, which was driven by a shift in spend mix to G&S merchant categories. Other fees and commissions and Other revenues declined year-over-year, primarily driven by a reduction in travel-related revenues. Net card fee revenues, which are recognized over a twelve-month period and therefore are slower to react to economic shifts, continued to grow as compared to the prior year. While Card Member retention remained high, net card fee growth continued to decelerate due to the slowing of new card acquisitions during the second quarter of 2020 as we managed through the peak of the pandemic. Net interest income declined by 21 percent year-over-year, which was a larger decline than loan balances due to a decrease in net interest yield on average Card Member loans driven by higher paydown rates from revolving Card Members.
Card Member loans declined 10 percent, which was a larger decline than the decrease in billed business due to higher paydown rates driven in part by the continued liquidity and financial strength in our customer base. We expect recovery in loan balances to continue to lag the improvement in spend volumes. Provisions for credit losses decreased and resulted in a net benefit, primarily due to a reserve release in the current year versus a reserve build in the prior year and lower net write-offs. The reserve release in the current quarter was driven by improving macroeconomic indicators, including unemployment and gross domestic product (GDP), and improved credit performance. However, we maintain a cautious view of the macroeconomic outlook due to continuing uncertainty regarding the pace of recovery in the economy. Our improved credit performance was driven by our strong risk management practices and the record levels of government stimulus and the broad availability of forbearance programs in the current environment.
The total balance of loans and receivables in our financial relief programs (FRP) saw a moderate sequential reduction as compared to the prior quarter; however, they remain significantly higher than pre-pandemic levels. The majority of FRP balances are in twelve-month programs and Card Members will be exiting these programs in the coming quarters. The credit performance of these balances post-FRP remains uncertain.
Card Member rewards, Card Member services and business development expenses are generally correlated to volumes or are variable based on usage, and were lower year-over-year due to a decline in spend and lower usage of travel-related benefits. During the quarter, we remained focused on controlling operating expenses, while investing in marketing initiatives to rebuild growth momentum. We continued to increase new card acquisitions and the additional value on several of our premium products is helping to drive increased Card Member engagement. Our attrition rates and customer satisfaction scores remain better than pre-pandemic levels.
Our liquidity levels and capital position remain strong, with capital ratios that are well above our targets and regulatory requirements. These robust liquidity and capital levels provide us with significant flexibility to maintain the strength of our balance sheet, invest in future growth opportunities and return capital to shareholders through share repurchases and dividend payments, subject to regulatory considerations.
As we continue to manage through the effects of the pandemic, our results in the first quarter are encouraging. We view 2021 as a transition year where we are focused on maximizing investments that will enable us to rebuild growth momentum.
See “Certain Legislative, Regulatory and Other Developments” and "Cautionary Note Regarding Forward-Looking Statements" for information on legislative and regulatory changes, additional impacts of the COVID-19 pandemic and other matters that could have a material adverse effect on our results of operations and financial condition.

Results of Operations
The discussions in both the “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three months ended March 31, 2021 compared to the same period in the prior year, as presented in the accompanying tables. These discussions should be read in conjunction with the discussion under “Business Environment,” which contains further information on the COVID-19 pandemic and the related impacts on our results.
Consolidated Results of Operations
Table 1: Summary of Financial Performance

	Three Months Ended March 31,		Change 2021 vs. 2020
(Millions, except percentages and per share amounts)	2021	2020
Total revenues net of interest expense	$9,064	$10,310	$(1,246)	(12)%
Provisions for credit losses	(675)	2,621	(3,296)	#
Expenses	6,746	7,237	(491)	(7)
Pretax income	2,993	452	2,541	#
Income tax provision	758	85	673	#
Net income	2,235	367	1,868	#
Earnings per common share — diluted (a)	$2.74	$0.41	$2.33	#
Return on average equity (b)	22.6%	24.4%
Effective tax rate	25.3%	18.8%
# Denotes a variance of 100 percent or more
(a)Represents net income, less (i) earnings allocated to participating share awards of $15 million and $2 million for the three months ended March 31, 2021 and 2020, respectively, and (ii) dividends on preferred shares of $14 million and $32 million for the three months ended March 31, 2021 and 2020, respectively.
(b)Return on average equity (ROE) is computed by dividing (i) one-year period of net income ($5.0 billion and $5.6 billion for March 31, 2021 and 2020, respectively) by (ii) one-year average of total shareholders’ equity ($22.2 billion and $22.8 billion for March 31, 2021 and 2020, respectively).

Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended March 31,		Change 2021 vs. 2020
(Millions, except percentages)	2021	2020
Discount revenue	$5,242	$5,838	$(596)	(10)%
Net card fees	1,253	1,110	143	13
Other fees and commissions	520	720	(200)	(28)
Other	219	312	(93)	(30)
Total non-interest revenues	7,234	7,980	(746)	(9)
Total interest income	2,192	3,046	(854)	(28)
Total interest expense	362	716	(354)	(49)
Net interest income	1,830	2,330	(500)	(21)
Total revenues net of interest expense	$9,064	$10,310	$(1,246)	(12)%
Total Revenues Net of Interest Expense
Discount revenue decreased due to a year-over-year decrease in worldwide network volumes of 6 percent. Network volumes were not significantly impacted by the COVID-19 pandemic until March 2020 and therefore, in the first quarter of 2021, network volumes for January and February were down year-over-year, but increased for the month of March compared to the prior year, which contributed to a more moderate year-over-year decline than we have seen in recent quarters.
Additional network volumes highlights for the quarter:
•U.S. network volumes decreased 4 percent and non-U.S. network volumes decreased 10 percent (15 percent on an FX-adjusted basis2) as compared to the prior year, reflecting a slower pace of recovery from the impacts of the COVID-19 pandemic in certain international countries.
•Billed business decreased by 7 percent as compared to the prior year.
◦Consumer billed business decreased by 4 percent, driven by continued year-over-year decreases in T&E and offline G&S spend, which were partially offset by increased online and card-not-present spend at G&S merchants.
◦Commercial billed business decreased by 10 percent, primarily driven by year-over-year decreases in T&E spend by large and global corporate card customers, with less pronounced billed business declines from small and mid-sized enterprises, where T&E volumes made up a lower proportion of spend.

See Tables 5 and 6 for more details on network volume performance.
The decrease in discount revenue was also driven by a decrease in the average discount rate, primarily due to the shift in spend mix to G&S categories. The average discount rate was 2.26 percent for the first quarter of 2021 and 2.34 percent for the first quarter of 2020.
Net card fees increased, primarily driven by our premium card product portfolios. Net card fees, which are recognized over a twelve-month period, are slower to react to economic shifts, such as those arising from the impacts of the COVID-19 pandemic.
Other fees and commissions decreased, primarily due to a decline in late fees due to lower delinquencies, lower foreign transaction fees primarily related to decreased cross-border travel and lower travel commissions and fees driven by decreased consumer travel.
Other revenues decreased, primarily driven by a net loss in the current year, as compared to net income in the prior year, from the GBT JV, lower revenue earned on cross-border Card Member spending and lower travel insurance revenue due to the continued impacts of the COVID-19 pandemic.
Interest income decreased, primarily driven by a reduction in benchmark interest rates and lower average Card Member loan volumes.
Interest expense decreased, primarily driven by lower interest rates paid on deposits and a reduction in outstanding debt.

2Refer to footnote 1 on page 2 for details regarding foreign currency adjusted information.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended March 31,		Change 2021 vs. 2020
(Millions, except percentages)	2021	2020
Card Member receivables
Net write-offs	$53	$258	$(205)	(79)%
Reserve (release) build (a)	(63)	339	(402)	#
Total	(10)	597	(607)	#
Card Member loans
Net write-offs	304	625	(321)	(51)
Reserve (release) build (a)	(877)	1,251	(2,128)	#
Total	(573)	1,876	(2,449)	#
Other
Net write-offs - Other loans (b)	14	29	(15)	(52)
Net write-offs - Other receivables (c)	8	6	2	33
Reserve (release) build - Other loans (a)(b)	(96)	69	(165)	#
Reserve (release) build - Other receivables (a)(c)	(18)	44	(62)	#
Total	(92)	148	(240)	#
Total provisions for credit losses	$(675)	$2,621	$(3,296)	#
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve (release) build.
(b)Relates to Other loans of $2.3 billion and $2.9 billion, less reserves of $143 million and $238 million, as of March 31, 2021 and December 31, 2020, respectively; and $5.2 billion and $4.8 billion, less reserves of $241 million and $152 million, as of March 31, 2020 and December 31, 2019, respectively.
(c)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $2.4 billion and $3.0 billion, less reserves of $67 million and $85 million as of March 31, 2021 and December 31, 2020, respectively; and $2.9 billion and $3.1 billion, less reserves of $71 million and $27 million, as of March 31, 2020 and December 31, 2019, respectively.
Provisions for Credit Losses
Card Member loans and receivables provisions for credit losses decreased and resulted in a net benefit due to reserve releases in the current year versus reserve builds in the prior year and lower net write-offs driven by improved credit performance. The reserve releases in the current quarter were driven by improving macroeconomic indicators, including unemployment and GDP, as well as improved credit performance. The significant reserve builds in the prior year were due to the deterioration of the global macroeconomic outlook, including unemployment and GDP, as a result of the onset of the COVID-19 pandemic.
Other provision for credit losses decreased, primarily driven by a reserve release in the current year versus a reserve build in the prior year, due to improved credit performance and lower balances on non-card loans. The reserve build in the prior year was due to the previously mentioned deterioration of the global macroeconomic outlook.

Refer to Note 3 to the "Consolidated Financial Statements" for the range of key variables in the macroeconomic scenarios utilized for the computation of our reserves for credit losses.

Table 4: Expenses Summary

	Three Months Ended March 31,		Change 2021 vs. 2020
(Millions, except percentages)	2021	2020
Marketing and business development	$1,766	$1,705	$61	4%
Card Member rewards	2,243	2,392	(149)	(6)
Card Member services	317	456	(139)	(30)
Total marketing, business development, and Card Member rewards and services	4,326	4,553	(227)	(5)
Salaries and employee benefits	1,550	1,395	155	11
Other, net	870	1,289	(419)	(33)
Total expenses	$6,746	$7,237	$(491)	(7)%
Expenses
Marketing and business development expense increased, primarily due to incremental marketing investments, partially offset by decreases in corporate client incentives due to lower corporate card billed business.
Card Member rewards expense decreased, primarily driven by the continued impacts of the COVID-19 pandemic. Membership Rewards decreased by $96 million and co-brand rewards decreased by $86 million, both of which were primarily driven by lower billed business, partially offset by an increase in cashback rewards of $33 million due to increased spend on cashback cards. In addition, changes in redemption mix due to a decline in higher cost travel redemptions since the onset of the pandemic contributed to a decrease in the Membership Rewards weighted average cost (WAC) per reward point and expense.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded up) at both March 31, 2021 and 2020.

Card Member services expense decreased, primarily due to lower usage of travel-related benefits as a result of the continued impacts of the COVID-19 pandemic.

Salaries and employee benefits expense increased, primarily driven by higher deferred compensation expenses and higher incentive compensation.

Other expenses decreased, primarily driven by net unrealized gains of $377 million in the current year related to our Amex Ventures equity investments as well as lower employee-related operating costs, partially offset by foreign exchange losses in the current year as compared to gains in the prior year.

Income Taxes
The effective tax rate was 25.3 percent and 18.8 percent for the three months ended March 31, 2021 and 2020, respectively. The increase primarily reflected the prior period impact of discrete tax benefits in relation to lower pretax income. The current period effective tax rate also reflects the implementation of the Proportional Amortization Method (PAM) to account for investments in qualified affordable housing projects in the current period. Refer to Note 1 to the “Consolidated Financial Statements” for further information.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2021 vs. 2020
	2021	2020
Network volumes: (billions)
U.S.	$186.2	$193.4	(4)%
Outside the U.S.	83.1	92.0	(10)
Total	$269.3	$285.4	(6)
Billed business	$225.4	$242.6	(7)
Processed volumes	43.9	42.8	3
Total	$269.3	$285.4	(6)
Cards-in-force: (millions)
U.S.	54.1	54.9	(1)
Outside the U.S.	58.8	58.7	—
Total	112.9	113.6	(1)
Proprietary	69.0	70.4	(2)
GNS	43.9	43.2	2
Total	112.9	113.6	(1)
Basic cards-in-force: (millions)
U.S.	42.4	43.1	(2)
Outside the U.S.	49.8	49.2	1
Total	92.2	92.3	—
Average proprietary basic Card Member spending: (dollars)
U.S.	$4,723	$4,922	(4)
Outside the U.S.	3,170	3,505	(10)
Worldwide Average	$4,270	$4,497	(5)
Average discount rate	2.26%	2.34%
Average fee per card (dollars)(a)	$73	$63	16%
(a)Average fee per card is computed based on proprietary net card fees divided by average proprietary total cards-in-force.

Table 6: Network Volumes-Related Statistical Information

	Three Months Ended March 31, 2021
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Network volumes	(6)%	(8)%
Total billed business	(7)	(9)
Consumer billed business	(4)	(6)
Commercial billed business	(10)	(12)
Processed volumes	3	(1)

U.S.
Network volumes	(4)
Total billed business	(5)
Consumer billed business	(2)
Commercial billed business	(8)

Outside the U.S.
Network volumes	(10)	(15)
Total billed business	(14)	(20)
Consumer billed business	(10)	(17)
Commercial billed business	(20)	(26)
Asia Pacific network volumes	—	(7)
Latin America & Canada network volumes	(19)	(18)
Europe, the Middle East & Africa network volumes	(21)	(27)

Merchant Industry Metrics
Worldwide billed business
T&E-related (14% of worldwide billed business)	(49)	(50)
G&S-related (86% of worldwide billed business)	8	6
Airline-related (2% of worldwide billed business)	(72)	(73)%
U.S. billed business
T&E-related (14% of U.S. billed business)	(43)
G&S-related (86% of U.S. billed business)	7
Airline-related (2% of U.S. billed business)	(67)%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2021 vs. 2020
(Millions, except percentages and where indicated)	2021	2020
Worldwide Card Member loans:
Card Member loans: (billions)
U.S.	$61.6	$69.0	(11)%
Outside the U.S.	8.5	8.7	(2)
Total	$70.1	$77.7	(10)
Credit loss reserves:
Beginning balance	$5,344	$4,027	33
Provisions - principal, interest and fees	(573)	1,876	#
Net write-offs — principal less recoveries	(241)	(518)	(53)
Net write-offs — interest and fees less recoveries	(63)	(107)	(41)
Other (a)	$—	$(42)	#
Ending balance	$4,467	$5,236	(15)
% of loans	6.4%	6.7%
% of past due	723%	406%
Average loans (billions)	$70.7	$83.4	(15)
Net write-off rate — principal only (b)	1.4%	2.5%
Net write-off rate — principal, interest and fees (b)	1.7	3.0
30+ days past due as a % of total	0.9%	1.7%

Worldwide Card Member receivables:
Card Member receivables: (billions)
U.S.	$30.1	$32.6	(8)
Outside the U.S.	11.9	12.1	(2)
Total	$42.0	$44.7	(6)
Credit loss reserves:
Beginning balance	$267	$126	#
Provisions - principal and fees	(10)	597	#
Net write-offs - principal and fees less recoveries	(53)	(258)	(79)
Other (a)	(2)	(6)	(67)
Ending balance	$202	$459	(56)%
% of receivables	0.5%	1.0%
Net write-off rate — principal and fees (b)(c)	0.5%	1.9%
# Denotes a variance of 100 percent or more
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
(c)Refer to Tables 10 and 13 for Net write-off rate - principal only and 30+ days past due metrics for Global Consumer Services Group (GCSG) and Global Small Business Services (GSBS) receivables, respectively. A net write-off rate based on principal losses only for Global Corporate Payments (GCP), which reflects global, large and middle market corporate accounts, is not available due to system constraints.

Table 8: Net Interest Yield on Average Card Member Loans

	Three Months Ended March 31,
(Millions, except percentages and where indicated)	2021	2020
Net interest income	$1,830	$2,330
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	236	395
Interest income not attributable to our Card Member loan portfolio (b)	(96)	(264)
Adjusted net interest income (c)	$1,970	$2,461
Average Card Member loans (billions)	$70.7	$83.4
Net interest income divided by average Card Member loans (c)	10.4%	11.2%
Net interest yield on average Card Member loans (c)	11.3%	11.9%
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

Business Segment Results of Operations
Global Consumer Services Group
Table 9: GCSG Selected Income Statement Data

	Three Months Ended March 31,		Change
(Millions, except percentages)	2021	2020	2021 vs. 2020
Revenues
Non-interest revenues	$3,690	$3,894	$(204)	(5)%
Interest income	1,807	2,411	(604)	(25)
Interest expense	187	328	(141)	(43)
Net interest income	1,620	2,083	(463)	(22)
Total revenues net of interest expense	5,310	5,977	(667)	(11)
Provisions for credit losses	(504)	1,810	(2,314)	#
Total revenues net of interest expense after provisions for credit losses	5,814	4,167	1,647	40
Expenses
Marketing, business development, and Card Member rewards and services	2,582	2,702	(120)	(4)
Salaries and employee benefits and other operating expenses	1,108	1,234	(126)	(10)
Total expenses	3,690	3,936	(246)	(6)%
Pretax segment income	$2,124	$231	$1,893	#
# Denotes a variance of 100 percent or more
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
Discount revenue decreased 7 percent, reflecting a decline in consumer billed business of 4 percent.

See Tables 5, 6 and 10 for more details on volume metrics.

Net card fees increased 14 percent, driven by year-over-year increases in the average fee per card of our premium card products.

Other fees and commissions decreased 35 percent, primarily due to a decline in late fees due to lower delinquencies, lower foreign transaction fees primarily related to decreased cross-border travel and lower travel commissions and fees driven by decreased consumer travel.

Net interest income decreased, primarily due to lower average Card Member loan volumes and a reduction in benchmark interest rates.

Card Member loans and receivables provisions for credit losses decreased and resulted in a net benefit due to reserve releases in the current year versus reserve builds in the prior year and lower net write-offs driven by improved credit performance. The reserve releases in the current quarter were driven by improving macroeconomic indicators, including unemployment and GDP, as well as improved credit performance. The significant reserve builds in the prior year were due to the deterioration of the global macroeconomic outlook, including unemployment and GDP, as a result of the onset of the COVID-19 pandemic.

Other provision for credit losses decreased, primarily driven by a reserve release in the current year versus a reserve build in the prior year, due to improved credit performance and lower balances on non-card loans. The reserve build in the prior year was due to the previously mentioned deterioration of the global macroeconomic outlook.

Marketing, business development, and Card Member rewards and services expenses decreased due to the continued impacts of the COVID-19 pandemic. The decrease in Card Member rewards expense was primarily driven by lower billed business. In addition, changes in redemption mix due to a decline in higher cost travel redemptions since the onset of the pandemic contributed to a decrease in the Membership Rewards WAC per reward point and expense. The decrease in Card Member services expense was primarily driven by lower usage of travel-related benefits. Those decreases were partially offset by an increase in Marketing and business development expense, primarily due to incremental marketing investments.

Salaries and employee benefits and other operating expenses decreased, primarily driven by lower technology and other servicing-related costs.

Table 10: GCSG Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2021 vs. 2020
(Millions, except percentages and where indicated)	2021	2020
Billed business: (billions)
U.S.	$89.0	$90.9	(2)%
Outside the U.S.	30.3	33.7	(10)
Total	$119.3	$124.6	(4)
Proprietary cards-in-force:
U.S.	37.8	38.0	(1)
Outside the U.S.	16.7	17.6	(5)
Total	54.5	55.6	(2)
Proprietary basic cards-in-force:
U.S.	26.7	27.0	(1)
Outside the U.S.	11.6	12.1	(4)
Total	38.3	39.1	(2)
Average proprietary basic Card Member spending: (dollars)
U.S.	$3,336	$3,366	(1)
Outside the U.S.	$2,616	$2,777	(6)
Average	$3,118	$3,183	(2)
Total segment assets (billions)	$81.3	$87.3	(7)
Card Member loans:
Total loans (billions)
U.S.	$48.3	$55.6	(13)
Outside the U.S.	8.0	8.2	(2)
Total	$56.3	$63.8	(12)
Average loans (billions)
U.S.	$49.0	$59.3	(17)
Outside the U.S.	8.3	10.0	(17)
Total	$57.3	$69.3	(17)%

U.S.
Net write-off rate - principal only (a)	1.3%	2.6%
Net write-off rate - principal, interest and fees (a)	1.6	3.1
30+ days past due as a % of total	0.9	1.7
Outside the U.S.
Net write-off rate - principal only (a)	2.5	2.9
Net write-off rate - principal, interest and fees (a)	3.2	3.5
30+ days past due as a % of total	1.6	2.1
Total
Net write-off rate – principal only (a)	1.4	2.6
Net write-off rate – principal, interest and fees (a)	1.8	3.2
30+ days past due as a % of total	1.0%	1.7%

	As of or for the Three Months Ended March 31,		Change 2021 vs. 2020
(Millions, except percentages and where indicated)	2021	2020
Card Member receivables: (billions)
U.S.	$11.2	$10.5	7%
Outside the U.S.	6.0	5.3	13
Total receivables	$17.2	$15.8	9%

U.S.
Net write-off rate – principal only (a)	—%	1.7%
Net write-off rate – principal and fees (a)	0.1	1.9
30+ days past due as a % of total	0.4	1.5
Outside the U.S.
Net write-off rate – principal only (a)	1.3	2.6
Net write-off rate – principal and fees (a)	1.4	2.8
30+ days past due as a % of total	0.9	2.2
Total
Net write-off rate – principal only (a)	0.5	2.0
Net write-off rate – principal and fees (a)	0.6	2.2
30+ days past due as a % of total	0.6%	1.7%
(a)Refer to Table 7 footnote (b).

Table 11: GCSG Net Interest Yield on Average Card Member Loans

	Three Months Ended March 31,
(Millions, except percentages and where indicated)	2021	2020
U.S.
Net interest income	$1,421	$1,800
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	60	46
Interest income not attributable to our Card Member loan portfolio (b)	(25)	(60)
Adjusted net interest income (c)	$1,456	$1,786
Average Card Member loans (billions)	$49.0	$59.3
Net interest income divided by average Card Member loans (c)	11.6%	12.1%
Net interest yield on average Card Member loans (c)	12.1%	12.1%
Outside the U.S.
Net interest income	$199	$283
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	26	16
Interest income not attributable to our Card Member loan portfolio (b)	(2)	(4)
Adjusted net interest income (c)	$223	$295
Average Card Member loans (billions)	$8.3	$10.0
Net interest income divided by average Card Member loans (c)	9.6%	11.3%
Net interest yield on average Card Member loans (c)	10.9%	11.9%
Total
Net interest income	$1,620	$2,083
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	86	62
Interest income not attributable to our Card Member loan portfolio (b)	(27)	(64)
Adjusted net interest income (c)	$1,679	$2,081
Average Card Member loans (billions)	$57.3	$69.3
Net interest income divided by average Card Member loans (c)	11.3%	12.0%
Net interest yield on average Card Member loans (c)	11.9%	12.1%
(a)Refer to Table 8 footnote (a).
(b)Refer to Table 8 footnote (b).
(c)Refer to Table 8 footnote (c).

Global Commercial Services
Table 12: GCS Selected Income Statement Data

	Three Months Ended March 31,		Change 2021 vs. 2020
(Millions, except percentages)	2021	2020
Revenues
Non-interest revenues	$2,432	$2,788	$(356)	(13)%
Interest income	336	499	(163)	(33)
Interest expense	116	200	(84)	(42)
Net interest income	220	299	(79)	(26)
Total revenues net of interest expense	2,652	3,087	(435)	(14)
Provisions for credit losses	(162)	762	(924)	#
Total revenues net of interest expense after provisions for credit losses	2,814	2,325	489	21
Expenses
Marketing, business development, and Card Member rewards and services	1,386	1,508	(122)	(8)
Salaries and employee benefits and other operating expenses	763	798	(35)	(4)
Total expenses	2,149	2,306	(157)	(7)%
Pretax segment income	$665	$19	$646	#
# Denotes a variance of 100 percent or more
GCS primarily issues a wide range of proprietary corporate and small business cards globally. GCS also provides payment, expense management and commercial financing products.
Non-interest revenues decreased, primarily driven by lower discount revenue and other fees and commissions.
Discount revenue decreased 13 percent, primarily due to a decrease in commercial billed business of 10 percent.

See Tables 5, 6 and 13 for more details on volume metrics.

Other fees and commissions decreased 33 percent, primarily due to a decline in late fees due to lower delinquencies and lower foreign transaction fees primarily related to decreased cross-border travel, partially offset by increased revenues from our alternative payment solutions.

Net interest income decreased, primarily driven by a reduction in benchmark interest rates and lower average Card Member loan volumes.

Card Member loans and receivables provisions for credit losses decreased and resulted in a net benefit due to reserve releases in the current year versus reserve builds in the prior year and lower net write-offs driven by improved credit performance. The reserve releases in the current quarter were driven by improving macroeconomic indicators, including unemployment and GDP, as well as improved credit performance. The significant reserve builds in the prior year were due to the deterioration of the global macroeconomic outlook, including unemployment and GDP, as a result of the onset of the COVID-19 pandemic.

Other provision for credit losses decreased, primarily driven by a reserve release in the current year versus a reserve build in the prior year, due to improved credit performance and lower balances on non-card loans. The reserve build in the prior year was due to the previously mentioned deterioration of the global macroeconomic outlook.

Marketing, business development, and Card Member rewards and services expenses decreased, as a result of the continued impacts of the COVID-19 pandemic. The decrease in Marketing and business development expense was primarily due to decreases in corporate client incentives, partially offset by increased proactive marketing for Card Member acquisitions and incremental marketing investments. The decrease in Card Member services expense was primarily driven by a lower usage of travel-related benefits.

Table 13: GCS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2021 vs 2020
(Millions, except percentages and where indicated)	2021	2020
Billed business (billions)	$104.0	$116.1	(10)%
Proprietary cards-in-force	14.5	14.8	(2)
Average Card Member spending (dollars)	$7,159	$7,836	(9)
Total segment assets (billions)	$42.4	$46.7	(9)
GSBS Card Member loans:
Total loans (billions)	$13.8	$13.8	—
Average loans (billions)	$13.4	$14.1	(5)
Net write-off rate - principal only (a)	1.0%	1.9%
Net write-off rate - principal, interest and fees (a)	1.2%	2.2%
30+ days past due as a % of total	0.6%	1.4%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$220	$299
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	93	145
Interest income not attributable to our Card Member loan portfolio (c)	(22)	(64)
Adjusted net interest income (d)	$291	$380
Average Card Member loans (billions)	$13.5	$14.2
Net interest income divided by average Card Member loans (d)	6.5%	8.4%
Net interest yield on average Card Member loans (d)	8.7%	10.8%
Card Member receivables:
Total receivables (billions)	$24.8	$28.9	(14)
Net write-off rate - principal and fees (a)(e)	0.5%	1.8%
GCP Card Member receivables:
Total receivables (billions)	$10.5	$13.2	(20)
90+ days past billing as a % of total (e)	0.4%	1.1%
Net write-off rate - principal and fees (a) (e)	0.4%	1.0%
GSBS Card Member receivables:
Total receivables (billions)	$14.3	$15.7	(9)%
Net write-off rate - principal only (a)	0.5%	2.2%
Net write-off rate - principal and fees (a)	0.5%	2.5%
30+ days past due as a % of total	0.6%	2.0%
(a)Refer to Table 7 footnote (b).
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

Global Merchant and Network Services
Table 14: GMNS Selected Income Statement and Other Data

	Three Months Ended March 31,		Change 2021 vs. 2020
(Millions, except percentages and where indicated)	2021	2020
Revenues
Non-interest revenues	$1,190	$1,346	$(156)	(12)%
Interest income	4	6	(2)	(33)
Interest expense	(17)	(36)	19	(53)
Net interest income	21	42	(21)	(50)
Total revenues net of interest expense	1,211	1,388	(177)	(13)
Provisions for credit losses	(10)	48	(58)	#
Total revenues net of interest expense after provisions for credit losses	1,221	1,340	(119)	(9)
Expenses
Marketing, business development, and Card Member rewards and services	345	324	21	6
Salaries and employee benefits and other operating expenses	462	465	(3)	(1)
Total expenses	807	789	18	2
Pretax segment income	414	551	(137)	(25)
Total segment assets (billions)	$13.9	$10.2		36%
# Denotes a variance of 100 percent or more
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
Non-interest revenues decreased, primarily driven by lower discount revenue due to lower worldwide network volumes and a decline in the average discount rate, primarily due to a shift in spend mix to G&S categories, as well as decreases in other fees and commissions, due to lower foreign transaction fees primarily related to decreased cross-border travel.
For a detailed discussion on network volumes and the average discount rate, please refer to the “Consolidated Results of Operations.”

Net interest income decreased, reflecting a lower interest expense credit relating to internal transfer pricing, which results in a net benefit for GMNS due to its merchant payables.

Provisions for credit losses decreased, primarily driven by reserve releases in the current year reflecting improvement in the macroeconomic outlook, versus reserve builds in the prior year due to the deterioration of the global macroeconomic outlook, including unemployment and GDP, as a result of the onset of the COVID-19 pandemic.

Marketing, business development, and Card Member rewards and services expenses increased, primarily driven by higher Marketing and business development expense, as a result of increased spend on initiatives to support merchant engagement and increased payments to partners related to higher prepaid volumes, partially offset by lower network issuer expense, reflecting lower processed volumes from certain GNS partners.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $210 million for the three months ended March 31, 2021, compared to $349 million in the same period a year ago. The decrease in the pretax loss was primarily driven by net unrealized gains of $377 million in the current year related to our Amex Ventures equity investments, partially offset by higher deferred compensation expenses and higher incentive compensation.
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
Capital
We believe capital allocated to growing businesses with a return on risk-adjusted equity in excess of our costs will generate shareholder value. Our objective is to retain sufficient levels of capital generated through net income and other sources, such as the exercise of stock options by employees, to maintain a strong balance sheet, provide flexibility to support future business growth, and distribute excess capital to shareholders through dividends and share repurchases. See “Dividends and Share Repurchases” below.
We seek to maintain capital levels and ratios in excess of the minimum regulatory requirements, specifically within a 10 to 11 percent target range for American Express' Common Equity Tier 1 (CET1) risk-based capital ratio.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of our U.S. bank subsidiary, American Express National Bank (AENB), as of March 31, 2021.
Table 15: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of March 31, 2021
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		14.8%
American Express National Bank		15.6
Tier 1	8.5
American Express Company		16.0
American Express National Bank		15.6
Total	10.5
American Express Company		17.5
American Express National Bank		17.8
Tier 1 Leverage	4.0%
American Express Company		11.4
American Express National Bank		10.0%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company's regulatory risk-based capital and risk-weighted assets, which are calculated in accordance with standard regulatory guidance as described below:
Table 16: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	March 31, 2021
Risk-Based Capital
Common Equity Tier 1	$20.0
Tier 1 Capital	21.6
Tier 2 Capital	2.1
Total Capital	23.6

Risk-Weighted Assets	135.1
Average Total Assets to calculate the Tier 1 Leverage Ratio	$189.3
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
Common Equity Tier 1 Risk-Based Capital Ratio — Calculated as CET1, divided by risk-weighted assets. CET1 is common shareholders’ equity, adjusted for ineligible goodwill and intangible assets and certain deferred tax assets. CET1 is also adjusted for the Current Expected Credit Loss (CECL) final rules, as described below.
Tier 1 Risk-Based Capital Ratio — Calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of CET1, preferred shares and third-party non-controlling interests in consolidated subsidiaries, adjusted for capital held by insurance subsidiaries. The minimum requirement for the Tier 1 risk-based capital ratio is 1.5 percent higher than the minimum for the CET1 risk-based capital ratio. We have $1.6 billion of preferred shares outstanding to help address a portion of the Tier 1 capital requirements in excess of common equity requirements.

Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the reserve for loan and receivable credit losses adjusted for the CECL final rules (limited to 1.25 percent of risk-weighted assets) and $360 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $360 million of eligible subordinated notes reflect a 40 percent, or $240 million, reduction of Tier 2 capital credit for the $600 million subordinated debt issued in December 2014.
Tier 1 Leverage Ratio — Calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter.
We elected to delay the impact of the adoption of the CECL methodology on regulatory capital for two years followed by a three-year phase-in period pursuant to rules issued by federal banking regulators (the CECL final rules). As of March 31,
2021, our reported regulatory capital excluded the $0.9 billion impact to retained earnings upon the adoption of the CECL methodology and 25 percent of the impact of the $0.5 billion increase in reserves for credit losses from January 1, 2020 to
March 31, 2021. We will begin phasing in the cumulative amount that is not recognized in regulatory capital at 25 percent per year beginning January 1, 2022.
On August 10, 2020, the Federal Reserve announced our SCB requirement of 2.5 percent, and resulting CET1 capital ratio requirement of 7.0 percent. Failure to maintain minimum regulatory capital levels at American Express or AENB could affect our status as a financial holding company and cause the regulatory agencies with oversight of American Express or AENB to take actions that could limit our business operations. The Federal Reserve will notify us by June 30, 2021 whether the SCB will be recalculated.
We were subject to the Federal Reserve's supervisory stress tests in 2020 and are required to participate in the supervisory stress tests every other year thereafter. We are required to develop and submit to the Federal Reserve an annual capital plan and we have submitted our 2021 capital plan.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three months ended March 31, 2021, we returned $0.7 billion to our shareholders in the form of common stock dividends of $0.3 billion, and share repurchases of $0.4 billion. We repurchased 3 million in common shares at an average price of $131.45 in the first quarter of 2021.
In addition, during the three months ended March 31, 2021, we paid $14 million in dividends on non-cumulative perpetual preferred shares outstanding.
For the first quarter of 2021, the Federal Reserve allowed bank holding companies participating in the Comprehensive Capital Analysis and Review, like us, to pay common stock dividends and repurchase common stock provided (a) the dividends and repurchases, in the aggregate, did not exceed the average of a firm’s net income for the four preceding calendar quarters and (b) the firm did not increase the amount of its common stock dividends beyond the level paid in the second quarter of 2020. The Federal Reserve also permitted stock repurchases equal to the amount of share issuances related to expensed employee compensation. On March 25, 2021, the Federal Reserve extended these limitations through the second quarter of 2021.
Our decisions on capital distributions depend on various factors, including: our capital levels and regulatory capital requirements; regulatory guidance or restrictions, actual and forecasted business results; economic and market conditions; revisions to, or revocation of, the Federal Reserve’s authorization of our capital plan; and the supervisory stress test process. For the second quarter of 2021, we plan to repurchase shares up to our maximum capacity of approximately $0.9 billion authorized by the Federal Reserve.

Funding Strategy
Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance asset growth in our global businesses as well as to maintain a strong liquidity profile.
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
Our funding plan for the full year 2021 includes, among other sources, a limited amount of unsecured and secured term debt issuance. Actual funding activities can vary from our plans due to various factors, such as future business growth, the impact of global economic, political and other events on market capacity and funding needs, demand for securities offered by us, regulatory changes, ability to securitize and sell loans and receivables, and the performance of loans and receivables previously sold in securitization transactions. Many of these factors are beyond our control.
Summary of Consolidated Debt
We had the following consolidated debt and customer deposits outstanding as of March 31, 2021 and December 31, 2020:
Table 17: Summary of Consolidated Debt and Customer Deposits

(Billions)	March 31, 2021	December 31, 2020
Short-term borrowings	$1.6	$1.9
Long-term debt	42.0	43.0
Total debt	43.6	44.9
Customer deposits	89.2	86.9
Total debt and customer deposits	$132.8	$131.8
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
We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements. As of March 31, 2021, we had $61.6 billion in Cash and cash equivalents and Investment securities (which are substantially comprised of U.S. Government Treasury obligations). The increase of $7.0 billion from $54.6 billion as of December 31, 2020 was primarily driven by the decline in the balances of our Card Member loans and receivables and the growth in our retail deposits.
The investment income we receive on liquidity resources is less than the interest expense on the sources of funding for these balances. The net interest costs to maintain these resources have been substantial. The level of future net interest costs depends on the amount of liquidity resources we maintain and the difference between our cost of funding these amounts and their investment yields.
Securitized Borrowing Capacity
As of March 31, 2021, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2022, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). As the balance of Card Member receivables in the Charge Trust fluctuates over time in line with business volumes, our capacity to draw on the Charge Trust facility may be reduced when volumes decline. We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2022, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of March 31, 2021, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
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
As of March 31, 2021, we had approximately $63.6 billion in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility as of March 31, 2021 of $3.5 billion, with a maturity date of October 15, 2022. As of March 31, 2021, no amounts were drawn on this facility.

Unused Credit Outstanding and Certain Contractual Obligations
As of March 31, 2021, we had approximately $319 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit and therefore are not reflected in unused credit available to Card Members.
We provide Card Member protection that covers losses associated with purchased goods and services. See Note 7 to the Consolidated Financial Statements for further information.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the three months ended March, 31:
Table 19: Cash Flows

(Billions)	2021	2020
Total cash provided by (used in):
Operating activities	$2.3	$(2.2)
Investing activities	4.8	21.9
Financing activities	0.4	(5.4)
Effect of foreign currency exchange rates on cash and cash equivalents	(0.2)	(0.1)
Net increase in cash and cash equivalents	$7.3	$14.2
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
In 2021, the net cash provided by operating activities was primarily driven by cash generated from net income for the period and lower net operating assets and liabilities.
In 2020, the net cash used in operating activities was primarily driven by the significant decline in billed business in the month of March 2020 triggered by the sharp contraction in the global economy caused by the accelerating spread of COVID-19, resulting in lower accounts payable to merchants and other liabilities, partially offset by cash generated from net income for the period.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member loans and receivables, as well as changes in our available-for-sale investment securities portfolio.
In 2021, the net cash provided by investing activities was primarily driven by lower Card Member loan and receivable balances, as Card Members continued to pay down outstanding balances, combined with decline in Card Member spending as a result of the continued impacts of the COVID-19 pandemic.
In 2020, the net cash provided by investing activities was primarily driven by a decline in Card Member loan and receivable balances and net maturities of investment securities. The decline in Card Member loan and receivable balances was due to the ongoing pay down of outstanding balances by Card Members combined with significant decline in spending that occurred during March 2020 due to the onset of the COVID-19 pandemic.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
In 2021, the net cash provided by financing activities was primarily driven by growth in customer deposits, partially offset by debt repayments and payments made for share repurchases and dividends.
In 2020, the net cash used in financing activities was primarily driven by debt repayments and payments made for share repurchases and dividends, partially offset by growth in customer deposits.

OTHER MATTERS
Certain Legislative, Regulatory and Other Developments
Supervision & Regulation
We are subject to extensive government regulation and supervision in jurisdictions around the world, and the costs of compliance are substantial. The financial services industry is subject to rigorous scrutiny, high regulatory expectations, a range of regulations, and a stringent and unpredictable enforcement environment.
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
For example, as previously disclosed, beginning in May 2020 we began responding to a regulatory review led by the Office of the Comptroller of the Currency and the Department of Justice Civil Division regarding historical sales practices relating to certain small business card sales. We also conducted an internal review of certain sales from 2015 and 2016 and have taken appropriate disciplinary and remedial actions, including voluntarily providing remediation to certain current and former customers. Information regarding our investigation has been provided to our other regulators, including the Federal Reserve. In January 2021, we received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York regarding the sales practices for small business cards and a Civil Investigative Demand from the Consumer Financial Protection Bureau (CFPB) seeking information on sales practices related to consumers. We are cooperating with all of these inquiries and have continued to enhance our controls related to our sales practices. We do not believe this matter will have a material adverse impact on our business or results of operations.
Please see the “Supervision and Regulation” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K) for further information.
Consumer Financial Products Regulation
In the United States, our marketing, sale and servicing of consumer financial products and our compliance with certain federal consumer financial laws are supervised and examined by the CFPB, which has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” acts or practices. In addition, a number of U.S. states have significant consumer credit protection, disclosure and other laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices, which along with bankruptcy and debtor relief laws, can affect our ability to collect amounts owed to us or subject us to regulatory scrutiny. Other jurisdictions around the world are increasingly focusing on consumer financial protection.
For more information on consumer financial products regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2020 Form 10-K.
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
For more information on payments regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2020 Form 10-K.
Surcharging
In various countries, such as certain Member States in the EU and Australia, merchants are permitted by law to surcharge card purchases. In addition, the laws of a number of states in the United States that prohibit surcharging have been challenged in litigation brought by merchant groups and some such laws have been overturned. Surcharging is an adverse customer experience and could have a material adverse effect on us if it becomes widespread, particularly where it only or disproportionately impacts credit card usage, our Card Members and our business. In addition, other steering practices that are permitted by regulation in some countries could also have a material adverse effect on us if they become widespread.
For more information on the potential impacts of surcharging and other actions that could impair the Card Member experience, please see the “Risk Factors” section of the 2020 Form 10-K.
Antitrust Litigation
The U.S. Department of Justice and certain states’ attorneys general brought an action against us in 2010 alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from engaging in various actions to discriminate against our card products violate the U.S. antitrust laws. On June 25, 2018, the Supreme Court found in favor of American Express in that case. We continue to vigorously defend similar antitrust claims initiated by merchants. See Note 7 to the "Consolidated Financial Statements" for descriptions of the cases. It is possible that actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims for damages, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in the merchant litigations on our business, please see the “Risk Factors” section of the 2020 Form 10-K.
Privacy, Data Protection, Data Governance, Information and Cyber Security
Regulatory and legislative activity in the areas of privacy, data protection, data governance and information and cyber security continues to increase worldwide. We have established, and continue to maintain, policies and a governance framework to comply with applicable laws, meet evolving customer and industry expectations and support and enable business innovation and growth. Global financial institutions like us, as well as our customers, colleagues, regulators, vendors and other third parties, have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyber attacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), corporate espionage, hacking, website defacement, denial-of-service attacks and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. For more information on privacy, data protection and information and cyber security regulation and the potential impacts of a major information or cyber security incident on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2020 Form 10-K.

Anti-Money Laundering
We are subject to significant supervision and regulation, and an increasingly stringent enforcement environment, with respect to compliance with anti-money laundering (AML) laws and regulations. In the United States, the majority of AML requirements are derived from the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the Bank Secrecy Act), as amended by the USA PATRIOT Act of 2001. The Anti-Money Laundering Act of 2020 (the AMLA), enacted in January 2021, amended the Bank Secrecy Act and is intended to comprehensively reform and modernize U.S. AML laws. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, the effects of which are not known at this time. In Europe, AML requirements are largely the result of countries transposing the 5th and 6th EU Anti-Money Laundering Directives (and preceding EU Anti-Money Laundering Directives) into local laws and regulations. Numerous other countries have also enacted or proposed new or enhanced AML legislation and regulations.
Among other things, these laws and regulations require us to establish AML programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements. Our AML programs have become the subject of heightened scrutiny in some countries. Any errors, failures or delays in complying with federal, state or foreign AML and counter-terrorist financing laws or perceived deficiencies in our AML programs could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets, loss of licenses or restrictions on business activities, or other enforcement actions. For more information on AML regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2020 Form 10-K.
Recently Issued and Adopted Accounting Standards
Refer to the Recently Adopted Accounting Standards section of Note 1 to the “Consolidated Financial Statements.”
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
Average discount rate — This calculation is generally designed to reflect the average pricing at all merchants accepting American Express cards and represents the percentage of network volumes retained by us from spend at merchants we acquire, or from merchants acquired by third parties on our behalf, net of amounts retained by such third parties. The average discount rate, together with network volumes, drive our discount revenue.
Billed business — Represents transaction volumes (including cash advances) on cards and other payment products issued by American Express. Billed business is reported as inside the United States or outside the United States based on the location of the issuer.
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
Goods and Services (G&S)-related volume — Includes spend in merchant categories other than T&E-related merchant categories.
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
Network volumes — Represents the total of billed business and processed volumes. Network volumes are reported as United States or outside the United States based on the location of the issuer.
Operating expenses — Represents salaries and employee benefits, professional services, data processing and equipment, and other expenses.
Processed volumes — Represents transaction volumes (including cash advances) on cards issued under network partnership agreements with banks and other institutions, including joint ventures, as well as alternative payment solutions facilitated by American Express. Processed volume is reported as United States or outside the United States based on the location of the issuer.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to rebuild growth momentum and improve our financial performance to pre-pandemic levels, which will depend in part on a recovery in consumer travel and therefore on how soon lockdowns ease, travel restrictions lift and the general public begins to feel comfortable traveling again; discount revenue recovering broadly in-line with billed business; credit performance and reserve levels; identifying attractive investment opportunities that help rebuild growth momentum and scale next horizon opportunities; our ability to control operating expenses; the effective tax rate remaining consistent with current expectations; and our ability to continue our share repurchase program; any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs;
•our ability to grow volumes, revenues and EPS, which could be impacted by, among other things, uncertainty regarding the continued spread of COVID-19 (including new variants) and severity of the pandemic and the availability, distribution and use of effective treatments and vaccines; a further deterioration in global economic and business conditions; consumer and business spending not growing in line with expectations, including G&S spending not continuing to grow and T&E spending not rebounding to around 70 percent of 2019 levels by the end of 2021; an inability or unwillingness of Card Members to pay amounts owed to us; insufficient government support and relief programs to address the ongoing impact of the pandemic; prolonged measures to contain the spread of COVID-19 (including travel restrictions) or premature easing of such containment measures, both of which could further exacerbate the effects on business activity and our Card Members, partners and merchants; health concerns associated with the pandemic continuing to affect consumer behavior, spending levels and preferences, and travel patterns and demand even after government restrictions are lifted and economies reopen, including domestic travel not continuing to recover in 2021; our inability to effectively manage risk in an uncertain environment; market volatility, changes in capital and credit market conditions and the availability and cost of capital; issues impacting brand perceptions and our reputation; the amount and efficacy of investments in share, scale and relevance; an inability of business partners to meet their obligations to us and our customers due to slowdowns or disruptions in their businesses, bankruptcy or liquidation, or otherwise; the impact of any future contingencies, including, but not limited to, restructurings, impairments, changes in reserves, legal costs, the imposition of fines or civil money penalties and increases in Card Member reimbursements; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members;
•future credit performance and the amount and timing of future credit reserve builds and releases, which will depend in part on changes in consumer behavior that affect loan and receivable balances (such as paydown and revolve rates) and delinquency and write-off rates; macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; the performance of accounts as they graduate and exit from financial relief programs; collections capabilities and recoveries of previously written-off loans and receivables; the enrollment in, and effectiveness of, hardship programs and troubled debt restructurings; continued government support for the economy; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
•net interest income and the growth rate of loans outstanding being higher or lower than current expectations, which will depend on the behavior of Card Members and their actual spending, borrowing and paydown patterns; government stimulus, liquidity and financial strength in our customer base and the availability of forbearance programs; our ability to effectively manage risk and enhance Card Member value propositions; changes in interest rates and our cost of funds; credit actions, including line size and other adjustments to credit availability; and the effectiveness of our strategies to capture a greater share of existing Card Members’ spending and borrowings, reduce Card Member attrition and attract new customers;
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
•changes affecting our plans regarding the return of capital to shareholders, including for the second quarter of 2021, which will depend on factors such as capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and new guidance from the Federal Reserve; our results of operations and financial condition; our credit ratings and rating agency considerations; and the economic environment and market conditions in any given period;
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
•our ability to grow commercial payments, including through cash flow and supplier payment solutions, which will depend in part on competition, the willingness and ability of companies to use such solutions for procurement and other business expenditures, our ability to offer attractive value propositions to potential customers, our ability to enhance and expand our payment and lending solutions, and our ability to integrate Kabbage's digital capabilities and continue the rollout of the Kabbage platform to our small business customers;
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
•our ability to execute on our plans in China, which could be affected by regulation and local business practices; the success of business partners in continuing to acquire merchants and attract local customers on the network; macro-economic conditions; and competitors with more scale in the market and more established relationships with key industry participants;
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
•our funding plan being implemented in a manner inconsistent with current expectations, which will depend on various factors such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities we offer, regulatory changes, ability to securitize and sell loans and receivables and the performance of loans and receivables previously sold in securitization transactions;
•legal and regulatory developments, which could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or alter our relationships with Card Members, partners, merchants and other third parties, including our ability to continue certain cobrand relationships in the EU; exert further pressure on the average discount rate and GNS business; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or civil money penalties; materially affect capital or liquidity requirements, results of operations or ability to pay dividends; or result in harm to the American Express brand;
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
A further description of these uncertainties and other risks can be found in the 2020 Form 10-K and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2021	2020
Revenues
Non-interest revenues
Discount revenue	$5,242	$5,838
Net card fees	1,253	1,110
Other fees and commissions	520	720
Other	219	312
Total non-interest revenues	7,234	7,980
Interest income
Interest on loans	2,144	2,909
Interest and dividends on investment securities	24	38
Deposits with banks and other	24	99
Total interest income	2,192	3,046
Interest expense
Deposits	134	326
Long-term debt and other	228	390
Total interest expense	362	716
Net interest income	1,830	2,330
Total revenues net of interest expense	9,064	10,310
Provisions for credit losses
Card Member receivables	(10)	597
Card Member loans	(573)	1,876
Other	(92)	148
Total provisions for credit losses	(675)	2,621
Total revenues net of interest expense after provisions for credit losses	9,739	7,689
Expenses
Marketing and business development	1,766	1,705
Card Member rewards	2,243	2,392
Card Member services	317	456
Salaries and employee benefits	1,550	1,395
Other, net	870	1,289
Total expenses	6,746	7,237
Pretax income	2,993	452
Income tax provision	758	85
Net income	$2,235	$367
Earnings per Common Share (Note 14)(a)
Basic	$2.74	$0.41
Diluted	$2.74	$0.41
Average common shares outstanding for earnings per common share:
Basic	804	807
Diluted	805	808
(a)Represents net income less (i) earnings allocated to participating share awards of $15 million and $2 million for the three months ended March 31, 2021 and 2020, respectively, and (ii) dividends on preferred shares of $14 million and $32 million for the three months ended March 31, 2021 and 2020, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Millions)	2021	2020
Net income	$2,235	$367
Other comprehensive income (loss):
Net unrealized debt securities (losses) gains, net of tax	(12)	57
Foreign currency translation adjustments, net of tax	(17)	(322)
Net unrealized pension and other postretirement benefits, net of tax	26	6
Other comprehensive income (loss)	(3)	(259)
Comprehensive income	$2,232	$108
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents
Cash and due from banks	$2,662	$2,984
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2021, $119; 2020, $92)	37,405	29,824
Short-term investment securities (includes restricted cash of consolidated variable interest entities: 2021, $46; 2020, $47)	213	157
Total cash and cash equivalents	40,280	32,965
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2021, $4,221; 2020, $4,296), less reserves for credit losses: 2021, $202; 2020, $267	41,800	43,434
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2021, $24,088; 2020, $25,908), less reserves for credit losses: 2021, $4,467; 2020, $5,344	65,633	68,029
Other loans, less reserves for credit losses: 2021, $143; 2020, $238	2,133	2,614
Investment securities	21,270	21,631
Premises and equipment, less accumulated depreciation and amortization: 2021, $7,800; 2020, $7,540	4,943	5,015
Other assets, less reserves for credit losses: 2021, $67; 2020, $85	17,008	17,679
Total assets	$193,067	$191,367
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$89,193	$86,875
Accounts payable	8,585	9,444
Short-term borrowings	1,578	1,878
Long-term debt (includes debt issued by consolidated variable interest entities: 2021, $12,763; 2020, $12,760)	42,019	42,952
Other liabilities	27,243	27,234
Total liabilities	$168,618	$168,383
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of March 31, 2021 and December 31, 2020	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 803 million shares as of March 31, 2021 and 805 million shares as of December 31, 2020	161	161
Additional paid-in capital	11,878	11,881
Retained earnings	15,308	13,837
Accumulated other comprehensive income (loss)
Net unrealized debt securities gains, net of tax of: 2021, $17; 2020, $20	53	65
Foreign currency translation adjustments, net of tax of: 2021, $(373); 2020, $(381)	(2,246)	(2,229)
Net unrealized pension and other postretirement benefits, net of tax of: 2021, $(225); 2020, $(236)	(705)	(731)
Total accumulated other comprehensive income (loss)	(2,898)	(2,895)
Total shareholders’ equity	24,449	22,984
Total liabilities and shareholders’ equity	$193,067	$191,367

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31 (Millions)	2021	2020
Cash Flows from Operating Activities
Net income	$2,235	$367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	(675)	2,621
Depreciation and amortization	422	337
Deferred taxes and other	(81)	333
Stock-based compensation	98	43
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	477	309
Accounts payable & other liabilities	(196)	(6,229)
Net cash provided by (used in) operating activities	2,280	(2,219)
Cash Flows from Investing Activities
Sale of investment securities	37	—
Maturities and redemptions of investment securities	553	4,376
Purchase of investments	(366)	(997)
Net decrease in Card Member loans and receivables, and other loans	4,869	18,883
Purchase of premises and equipment, net of sales: 2021, $3; 2020, nil	(319)	(335)
Net cash provided by investing activities	4,774	21,927
Cash Flows from Financing Activities
Net increase in customer deposits	2,327	4,701
Net decrease in short-term borrowings	(271)	(2,880)
Payments of long-term debt	(750)	(5,849)
Issuance of American Express common shares	31	16
Repurchase of American Express common shares and other	(513)	(1,023)
Dividends paid	(363)	(383)
Net cash provided by (used in) financing activities	461	(5,418)
Effect of foreign currency exchange rates on cash and cash equivalents	(200)	(128)
Net increase in cash and cash equivalents	7,315	14,162
Cash and cash equivalents at beginning of period	32,965	24,446
Cash and cash equivalents at end of period	$40,280	$38,608

Supplemental cash flow information
Cash, cash equivalents and restricted cash reconciliation	Mar-21	Dec-20	Mar-20	Dec-19
Cash and cash equivalents per Consolidated Balance Sheets	$40,280	$32,965	$38,608	$24,446
Restricted cash included in Cash and cash equivalents	527	606	2,513	514
Total cash, cash equivalents excluding restricted cash	$39,753	$32,359	$36,095	$23,932

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended March 31, 2021 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2020	$22,984	$—	$161	$11,881	$(2,895)	$13,837
Net income	2,235	—	—	—	—	2,235
Other comprehensive loss	(3)	—	—	—	(3)	—
Repurchase of common shares	(438)	—	(1)	(49)	—	(388)
Other changes, primarily employee plans	32	—	1	46	—	(15)
Cash dividends declared preferred Series B, $12.43 per share	(7)	—	—	—	—	(7)
Cash dividends declared preferred Series C, $10.30 per share	(7)	—	—	—	—	(7)
Cash dividends declared common, $0.43 per share	(347)	—	—	—	—	(347)
Balances as of March 31, 2021	$24,449	$—	$161	$11,878	$(2,898)	$15,308

Three months ended March 31, 2020 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2019	$23,071	$—	$163	$11,774	$(2,737)	$13,871
Cumulative effect of change in accounting principle - Reserve for Credit Losses (a)	(882)	—	—	—	—	(882)
Net income	367	—	—	—	—	367
Other comprehensive loss	(259)	—	—	—	(259)	—
Repurchase of common shares	(875)	—	(2)	(105)	—	(768)
Other changes, primarily employee plans	(36)	—	—	11	—	(47)
Cash dividends declared preferred Series B, $14.09 per share	(11)	—	—	—	—	(11)
Cash dividends declared preferred Series C, $24.50 per share	(21)	—	—	—	—	(21)
Cash dividends declared common, $0.43 per share	(348)	—	—	—	—	(348)
Balances as of March 31, 2020	$21,006	$—	$161	$11,680	$(2,996)	$12,161
(a)Represents $1,170 million, net of tax of $288 million, related to the impact as of January 1, 2020 of adopting the current expected credit loss methodology for the recognition of credit losses on certain financial instruments.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The Company
We are a globally integrated payments company that provides our customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are credit and charge card products, along with travel and lifestyle related services, offered to consumers and businesses around the world. Business travel-related services are offered through our non-consolidated joint venture, American Express Global Business Travel. Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party vendors and business partners, direct mail, telephone, in-house sales teams, and direct response advertising.
The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. If not materially different, certain note disclosures included therein have been omitted from these Consolidated Financial Statements.
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
Recently Adopted Accounting Standards
Effective January 1, 2021, we elected to change our accounting for investments in qualified affordable housing projects from the equity method of accounting to the proportional amortization method (PAM) in accordance with the accounting guidance. PAM results in the amortization of the initial cost of the investment in proportion to the related tax credits, and recognition of the net investment performance in the statement of income as a component of Income tax provision, while the equity method reflected losses related to the investments as a component of Other, net expenses. As a result, we believe PAM is preferable as it better reflects the economics of our tax credit investments. Since the impact of this change is immaterial to our prior and current period financial statements, we implemented PAM on a prospective basis which resulted in a one-time charge to Income tax provision of $55 million, reflecting the cumulative impact of the difference in the timing of expense recognition between the equity method and PAM.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Loans and Card Member Receivables
Our lending and charge payment card products result in the generation of Card Member loans and Card Member receivables. We also extend credit to consumer and commercial customers through non-card financing products, resulting in Other loans.
Card Member loans by segment and Other loans as of March 31, 2021 and December 31, 2020 consisted of:

(Millions)	2021	2020
Global Consumer Services Group (a)	$56,265	$60,084
Global Commercial Services	13,835	13,289
Card Member loans	70,100	73,373
Less: Reserves for credit losses	4,467	5,344
Card Member loans, net	$65,633	$68,029
Other loans, net (b)	$2,133	$2,614
(a)Includes approximately $24.1 billion and $25.9 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of March 31, 2021 and December 31, 2020, respectively.
(b)Other loans represent consumer and commercial non-card financing products, and Small Business Administration Paycheck Protection Program (PPP) loans. There were $0.5 billion and $0.6 billion of gross PPP loans outstanding as of March 31, 2021 and December 31, 2020, respectively. Other loans are presented net of reserves for credit losses of $143 million and $238 million as of March 31, 2021 and December 31, 2020, respectively.
Card Member receivables by segment as of March 31, 2021 and December 31, 2020 consisted of:

(Millions)	2021	2020
Global Consumer Services Group	$17,228	$18,685
Global Commercial Services (a)	24,774	25,016
Card Member receivables	42,002	43,701
Less: Reserves for credit losses	202	267
Card Member receivables, net	$41,800	$43,434
(a)Includes $4.2 billion and $4.3 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of March 31, 2021 and December 31, 2020, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of March 31, 2021 and December 31, 2020:

2021 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$55,728	$139	$106	$292	$56,265
Global Commercial Services
Global Small Business Services	13,682	24	18	38	13,762
Global Corporate Payments (a)	(b)	(b)	(b)	—	73
Card Member Receivables:
Global Consumer Services Group	17,129	29	20	50	17,228
Global Commercial Services
Global Small Business Services	$14,191	$33	$21	$32	$14,277
Global Corporate Payments (a)	(b)	(b)	(b)	$47	$10,497

2020 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$59,442	$177	$148	$317	$60,084
Global Commercial Services
Global Small Business Services	13,132	27	20	47	13,226
Global Corporate Payments (a)	(b)	(b)	(b)	—	63
Card Member Receivables:
Global Consumer Services Group	18,570	33	26	56	18,685
Global Commercial Services
Global Small Business Services	$14,023	$37	$21	$38	$14,119
Global Corporate Payments (a)	(b)	(b)	(b)	$60	$10,897
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

	2021			2020
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	1.4%	1.8%	1.0%	2.6%	3.2%	1.7%
Global Small Business Services	1.0%	1.2%	0.6%	1.9%	2.2%	1.4%
Card Member Receivables:
Global Consumer Services Group	0.5%	0.6%	0.6%	2.0%	2.2%	1.7%
Global Small Business Services	0.5%	0.5%	0.6%	2.2%	2.5%	2.0%
Global Corporate Payments	(b)	0.4%	(c)	(b)	1.0%	(c)
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
(c)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ Days Past Billing as a % of total was 0.4% and 1.1% as of March 31, 2021 and 2020, respectively.

Refer to Note 3 for additional indicators, including external environmental qualitative factors, management considers in its evaluation process for reserves for credit losses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired Loans and Receivables
Impaired loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that we will be unable to collect all amounts due according to the original contractual terms of the customer agreement. We consider impaired loans and receivables to include (i) loans over 90 days past due still accruing interest, (ii) non-accrual loans and (iii) loans and receivables modified as troubled debt restructurings (TDRs).
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
The following tables provide additional information with respect to our impaired loans and receivables as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
			Accounts Classified as a TDR (c)
2021 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$183	$126	$1,550	$293	$2,152	$733
Global Commercial Services	17	22	452	84	575	252
Card Member Receivables:
Global Consumer Services Group	—	—	219	41	260	64
Global Commercial Services	—	—	439	97	536	137
Other Loans(f)	1	1	196	7	205	65
Total	$201	$149	$2,856	$522	$3,728	$1,251

	As of December 31, 2020
			Accounts Classified as a TDR (c)
2020 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$203	$146	$1,586	$248	$2,183	$782
Global Commercial Services	21	29	478	67	595	285
Card Member Receivables:
Global Consumer Services Group	—	—	240	34	274	60
Global Commercial Services	—	—	534	75	609	139
Other Loans (f)	2	1	248	6	257	80
Total	$226	$176	$3,086	$430	$3,918	$1,346
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
(c)Accounts classified as a TDR include $35 million and $32 million that are over 90 days past due and accruing interest and $12 million and $11 million that are non-accruals as of March 31, 2021 and December 31, 2020, respectively.
(d)In Program TDRs include accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $395 million and $316 million of accounts that have successfully completed a modification program and $127 million and $114 million of accounts that were not in compliance with the terms of the modification programs as of March 31, 2021 and December 31, 2020, respectively.
(f)Other loans primarily represent consumer and commercial non-card financing products.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans and Receivables Modified as TDRs
The following tables provide additional information with respect to loans and receivables that entered a financial relief program and were modified as TDRs during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)
Troubled Debt Restructurings:
Card Member Loans	38	$287	13	(b)
Card Member Receivables	7	117	(c)	18
Other Loans(d)	1	8	3	15
Total	46	$412

	Three Months Ended March 31, 2020
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)
Troubled Debt Restructurings:
Card Member Loans	24	$195	14	(b)
Card Member Receivables	3	74	(c)	25
Total	27	$269
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide information with respect to loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program.

	Three Months Ended March 31, 2021
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	7	$47
Card Member Receivables	1	19
Other Loans (b)	1	5
Total	9	$71

	Three Months Ended March 31, 2020
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$28
Card Member Receivables	1	9
Total	5	$37
(a)The outstanding balances upon default include principal, fees and accrued interest on loans, and principal and fees on receivables.
(b)Other loans primarily represent consumer and commercial non-card financing products. Prior period balances were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Reserves for Credit Losses
Reserves for credit losses represent our best estimate of the expected credit losses in our outstanding portfolio of Card Member loans and receivables as of the balance sheet date. The CECL methodology requires us to estimate lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period), which is approximately three years, beyond the balance sheet date. We make various judgments combined with historical loss experience to determine a reserve rate that is applied to the outstanding loan or receivable balance to produce a reserve for expected credit losses.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
First quarter of 2021	6%	7% - 8%	3%	4% - (5)%
Fourth quarter of 2021	6% - 9%	7% - 11%	6% - (2)%	6% - (2)%
Fourth quarter of 2022	4% - 11%	6% - 12%	4% - 2%	4% - 3%
Fourth quarter of 2023	4% - 10%	4% -10%	5% - 2%	5% - 3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses decreased for the three months ended March 31, 2021, driven by improving macroeconomic indicators including unemployment and GDP, as well as improved credit performance.
Card Member loans reserve for credit losses increased for the three months ended March 31, 2020, driven by the deterioration of the global macroeconomic outlook, including unemployment and GDP, as a result of the onset of the COVID-19 pandemic.
The following table presents changes in the Card Member loans reserve for credit losses for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2021	2020
Beginning Balance	$5,344	$4,027
Provisions (a)	(573)	1,876
Net write-offs (b)
Principal	(241)	(518)
Interest and fees	(63)	(107)
Other (c)	—	(42)
Ending Balance	$4,467	$5,236
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $168 million and $145 million for the three months ended March 31, 2021 and 2020, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(45) million and $(31) million for the three months March 31, 2021 and 2020, respectively.
(c)Primarily includes foreign currency translation adjustments of $(1) million and $(42) million for the three months ended March 31, 2021 and 2020, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses decreased for the three months ended March 31, 2021, driven by improving macroeconomic indicators including unemployment and GDP, as well as improved credit performance.
Card Member receivables reserve for credit losses increased for the three months ended March 31, 2020, driven by the deterioration of the global macroeconomic outlook, including unemployment and GDP, as a result of the onset of the COVID-19 pandemic.
The following table presents changes in the Card Member receivables reserve for credit losses for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2021	2020
Beginning Balance (a)	$267	$126
Provisions (a)	(10)	597
Net write-offs (b)	(53)	(258)
Other (c)	(2)	(6)
Ending Balance	$202	$459
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $97 million and $92 million for the three months ended March 31, 2021 and 2020, respectively. Amounts include net (write-offs) recoveries from TDRs of $(20) million and $(7) million for the three months ended March 31, 2021 and 2020, respectively.
(c)Primarily includes foreign currency translation adjustments of $(1) million and $(5) million for the three months ended March 31, 2021 and 2020, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $53 million and $26 million, as of March 31, 2021 and December 31, 2020, respectively, presented as Other assets on the Consolidated Balance Sheets.
Investment securities also include equity securities carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in the Consolidated Statements of Income as Other, net expense.
Realized gains and losses are recognized upon disposition of the securities using the specific identification method.
The following is a summary of investment securities as of March 31, 2021 and December 31, 2020:

	2021				2020
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$145	$5	$(1)	$149	$172	$7	$—	$179
U.S. Government agency obligations	7	—	—	7	7	—	—	7
U.S. Government treasury obligations	20,356	64	—	20,420	20,655	76	—	20,731
Mortgage-backed securities (a)	25	2	—	27	28	2	—	30
Foreign government bonds and obligations	575	—	—	575	581	—	—	581
Other (b)	42	—	—	42	22	—	—	22
Equity securities (c)	52	1	(3)	50	56	27	(2)	81
Total	$21,202	$72	$(4)	$21,270	$21,521	$112	$(2)	$21,631
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in Corporate debt securities and debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021. There were no available-for-sale debt securities with gross unrealized losses as of December 31, 2020.

	2021
	Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$35	$(1)	$—	$—
Total	$35	$(1)	$—	$—
The following table summarizes the gross unrealized losses by ratio of fair value to amortized cost as of March 31, 2021. There were no available-for-sale debt securities with gross unrealized losses as of December 31, 2020.

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2021:
90%–100%	9	$34	$(1)	—	$—	$—	9	$34	$(1)
Less than 90%	1	1	—	—	—	—	1	1	—
Total as of March 31, 2021	10	$35	$(1)	—	$—	$—	10	$35	$(1)
Contractual maturities for investment securities with stated maturities as of March 31, 2021 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$19,792	$19,815
Due after 1 year but within 5 years	1,208	1,247
Due after 5 years but within 10 years	36	42
Due after 10 years	114	116
Total	$21,150	$21,220
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of March 31, 2021 and December 31, 2020, our ownership of variable interests was $11.6 billion and $13.4 billion, respectively, for the Lending Trust and $4.2 billion and $4.3 billion, respectively, for the Charge Trust. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash held by the Lending Trust and Charge Trust was $46 million and nil, respectively, as of March 31, 2021 and $47 million and nil, respectively, as of December 31, 2020. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the three months ended March 31, 2021 and the year ended December 31, 2020, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Customer Deposits
As of March 31, 2021 and December 31, 2020, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2021	2020
U.S.:
Interest-bearing	$88,088	$85,583
Non-interest-bearing (includes Card Member credit balances of: 2021, $461; 2020, $576)	483	599
Non-U.S.:
Interest-bearing	19	19
Non-interest-bearing (includes Card Member credit balances of: 2021, $600; 2020, $671)	603	674
Total customer deposits	$89,193	$86,875
Customer deposits by deposit type as of March 31, 2021 and December 31, 2020 were as follows:

(Millions)	2021	2020
U.S. retail deposits:
Savings accounts – Direct	$66,823	$63,512
Certificates of deposit:
Direct	2,211	2,440
Third-party (brokered)	5,005	5,561
Sweep accounts – Third-party (brokered)	14,049	14,070
Other deposits:
U.S. non-interest bearing deposits	22	23
Non-U.S. deposits	22	22
Card Member credit balances ― U.S. and non-U.S.	1,061	1,247
Total customer deposits	$89,193	$86,875
The scheduled maturities of certificates of deposit as of March 31, 2021 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2021	$2,959	$6	$2,965
2022	3,101	2	3,103
2023	664	—	664
2024	279	—	279
2025	209	—	209
After 5 years	4	—	4
Total	$7,216	$8	$7,224
As of March 31, 2021 and December 31, 2020, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2021	2020
U.S.	$849	$930
Non-U.S.	1	1
Total	$850	$931

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
On February 25, 2020, we were named as a defendant in a case filed in the Superior Court of California, Los Angeles County, captioned Laurelwood Cleaners LLC v. American Express Co., et al., in which the plaintiff seeks a public injunction prohibiting American Express from enforcing its anti-steering and non-discrimination provisions and from requiring merchants “to offer the service of Amex-card acceptance for free.” The case has been stayed pending the outcome of arbitration proceedings.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For those disclosed material legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $220 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business and results of operations.
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
We have an accrual of $78 million related to these exposures as of March 31, 2021. To date, we have not experienced significant losses related to these exposures; however, our historical experience may not be representative in the current environment given the economic and financial disruptions caused by the COVID-19 pandemic and resulting containment measures. A reasonably possible loss related to these exposures in excess of the recorded accrual cannot be quantified as the Card Member purchases that may include or result in claims are not sufficiently estimable, although we believe our risk of loss has increased as a result of the COVID-19 pandemic.

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
A majority of our derivative assets and liabilities as of March 31, 2021 and December 31, 2020 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of March 31, 2021, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of March 31, 2021 and December 31, 2020, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2021 and December 31, 2020:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$390	$500	$—	$—
Net investment hedges - Foreign exchange contracts	93	24	110	474
Total derivatives designated as hedging instruments	483	524	110	474
Derivatives not designated as hedging instruments:
Foreign exchange contracts	146	105	102	228
Total derivatives, gross	629	629	212	702
Derivative asset and derivative liability netting (b)	(111)	(98)	(111)	(98)
Cash collateral netting (c)	(392)	(500)	(1)	(16)
Total derivatives, net	$126	$31	$100	$588
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
We posted $28 million and $34 million as of March 31, 2021 and December 31, 2020, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $15.8 billion of fixed-rate debt obligations designated in fair value hedging relationships as of both March 31, 2021 and December 31, 2020.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three months ended March 31:

	Gains (losses)
	Three Months Ended March 31,
(Millions)	2021	2020
Fixed-rate long-term debt	$143	$(597)
Derivatives designated as hedging instruments	(145)	611
Total	$(2)	$14
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $16.2 billion and $16.4 billion as of March 31, 2021 and December 31, 2020, respectively, including the cumulative amount of fair value hedging adjustments of $479 million and $622 million for the respective periods.
We recognized net decreases of $73 million and $21 million in Interest expense on Long-term debt for the three months ended March 31, 2021 and 2020, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $10.5 billion of foreign currency derivatives designated as net investment hedges as of both March 31, 2021 and December 31, 2020. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were gains of $6 million and $732 million for the three months ended March 31, 2021 and 2020, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, were not significant for both the three months ended March 31, 2021 and 2020.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net loss of $5 million and a net gain of $20 million for the three months ended March 31, 2021 and 2020, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of March 31, 2021 and December 31, 2020

	2021				2020
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$50	$49	$1	$—	$81	$80	$1	$—
Debt securities (b)	21,220	—	21,200	20	21,550	—	21,550	—
Derivatives, gross (a)	629	—	629	—	629	—	629	—
Total Assets	21,899	49	21,830	20	22,260	80	22,180	—
Liabilities:
Derivatives, gross (a)	212	—	212	—	702	—	702	—
Total Liabilities	$212	$—	$212	$—	$702	$—	$702	$—
(a)Refer to Note 4 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities, on a further disaggregated basis.
(b)Level 3 fair value amount represents investments in debt securities issued by Community Development Financial Institutions.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of March 31, 2021 and December 31, 2020. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2021 and December 31, 2020, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2021 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$40	$40	$39	$1	$—
Other financial assets (b)	44	44	—	44	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	68	72	—	—	72

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	103	103	—	103	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	7	7	—	7	—
Long-term debt (c)	$42	$44	$—	$44	$—

	Carrying Value	Corresponding Fair Value Amount
2020 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$33	$33	$31	$2	$—
Other financial assets (b)	46	46	—	46	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	71	75	—	—	75

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	101	101	—	101	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	8	8	—	8	—
Long-term debt (c)	$43	$45	$—	$45	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $4.2 billion held by a consolidated VIE as of both March 31, 2021 and December 31, 2020), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $24.2 billion and $25.8 billion as of March 31, 2021 and December 31, 2020, respectively, and the fair values of Long-term debt were $13.0 billion as of both March 31, 2021 and December 31, 2020.
(d)Presented as a component of Customer deposits on the Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired or where there are observable price changes for equity investments without readily determinable fair values. During the three months ended March 31, 2021 and the year ended December 31, 2020, we did not have any material assets that were measured at fair value due to impairment.
We estimate the Level 3 fair value of equity investments without readily determinable fair values based on price changes as of the date of new similar equity financing transactions completed by the companies in our portfolio. The carrying value of equity investments without readily determinable fair values totaled $911 million and $530 million as of March 31, 2021 and December 31, 2020, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets. For the three months ended March 31, 2021 and March 31, 2020 we recorded net unrealized gains of $377 million and $15 million, respectively. Unrealized losses including any impairments were insignificant for both periods. Beginning in January 2018, cumulative net unrealized gains for equity investments without readily determinable fair values totaled $728 million and $347 million as of March 31, 2021 and December 31, 2020, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $23 million, respectively, as of March 31, 2021, and $1 billion and $24 million, respectively, as of December 31, 2020, all of which were primarily related to our real estate and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Changes In Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three months ended March 31, 2021 and 2020 were as follows:

Three Months Ended March 31, 2021 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2020	$65	$(2,229)	$(731)	$(2,895)
Net unrealized losses	(12)	—	—	(12)
Net translation on investments in foreign operations	—	(23)	—	(23)
Net hedges of investments in foreign operations	—	6	—	6
Pension and other postretirement benefits	—	—	26	26
Net change in accumulated other comprehensive income (loss)	(12)	(17)	26	(3)
Balances as of March 31, 2021	$53	$(2,246)	$(705)	$(2,898)

Three Months Ended March 31, 2020 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2019	$33	$(2,189)	$(581)	$(2,737)
Net unrealized gains	57	—	—	57
Net translation on investments in foreign operations	—	(1,054)	—	(1,054)
Net hedges of investments in foreign operations	—	732	—	732
Pension and other postretirement benefits	—	—	6	6
Net change in accumulated other comprehensive income (loss)	57	(322)	6	(259)
Balances as of March 31, 2020	$90	$(2,511)	$(575)	$(2,996)
The following table shows the tax impact for the three months ended March 31 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended March 31,
(Millions)	2021	2020
Net unrealized (losses) gains on debt securities	$(3)	$18
Net translation on investments in foreign operations	8	30
Net hedges of investments in foreign operations	—	230
Pension and other postretirement benefits	11	12
Total tax impact	$16	$290
Reclassifications out of AOCI into the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Other Fees and Commissions and Other Expenses
The following is a detail of Other fees and commissions for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2021	2020
Fees charged to Card Members:
Delinquency fees	$148	$260
Foreign currency conversion fee revenue	96	193
Other customer fees:
Loyalty coalition-related fees	124	108
Travel commissions and fees	33	60
Service fees and other (a)	119	99
Total Other fees and commissions	$520	$720
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
The following is a detail of Other expenses for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2021	2020
Data processing and equipment (a)	$582	$549
Professional services	403	439
Net unrealized gains on Amex Ventures equity investments (b)	(377)	(15)
Other (c)	262	316
Total Other expenses	$870	$1,289
(a)Effective for the first quarter of 2021, we changed the expense category name from Occupancy and equipment to Data processing and equipment to better reflect the nature and components of the expense.
(b)Represents net unrealized gains on equity investments without a readily determinable fair value.
(c)Other expense primarily includes general operating expenses, non-income taxes, communication expenses, Card Member and merchant-related fraud losses, foreign currency-related gains and losses and litigation expenses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Income Taxes
The effective tax rate was 25.3 percent and 18.8 percent for the three months ended March 31, 2021 and 2020, respectively. The increase primarily reflected the prior period impact of discrete tax benefits in relation to lower pretax income. The current period effective tax rate also reflects the implementation of PAM in the current period. Refer to Note 1 for further information.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination by the IRS for the 2017 and 2018 tax years.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $133 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $133 million of unrecognized tax benefits, approximately $105 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(Millions, except per share amounts)	2021	2020
Numerator:
Basic and diluted:
Net income	$2,235	$367
Preferred dividends	(14)	(32)
Net income available to common shareholders	$2,221	$335
Earnings allocated to participating share awards (a)	(15)	(2)
Net income attributable to common shareholders	$2,206	$333
Denominator: (a)
Basic: Weighted-average common stock	804	807
Add: Weighted-average stock options (b)	1	1
Diluted	805	808

Basic EPS	$2.74	$0.41
Diluted EPS	$2.74	$0.41
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.3 million of options for both the three months ended March 31, 2021 and 2020, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Reportable Operating Segments
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three months ended March 31:

Three Months Ended March 31, 2021 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$3,690	$2,432	$1,190	$(78)	$7,234
Revenue from contracts with customers (b)	2,490	2,053	1,118	(7)	5,654
Interest income	1,807	336	4	45	2,192
Interest expense	187	116	(17)	76	362
Total revenues net of interest expense	5,310	2,652	1,211	(109)	9,064
Pretax segment income (loss)	$2,124	$665	$414	$(210)	$2,993
Total assets (billions)	$81	$42	$14	$56	$193

Three Months Ended March 31, 2020 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$3,894	$2,788	$1,346	$(48)	$7,980
Revenue from contracts with customers (b)	2,693	2,372	1,245	(14)	6,296
Interest income	2,411	499	6	130	3,046
Interest expense	328	200	(36)	224	716
Total revenues net of interest expense	5,977	3,087	1,388	(142)	10,310
Pretax segment income (loss)	$231	$19	$551	$(349)	$452
Total assets (billions)	$87	$47	$10	$42	$186
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue, certain other fees and commissions and other revenues from customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. There were no material changes in these market risks since December 31, 2020.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in our 2020 Form 10-K, refer to Note 7 to the “Consolidated Financial Statements” in this Form 10-Q.
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K). The risks and uncertainties that we face are not limited to those set forth in the 2020 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment and stimulus measures, continued outbreaks and increasing rates of infection, and the related impacts to economic and operating conditions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)   ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021
Repurchase program(a)	—	—	—	102,171,653
Employee transactions(b)	—	—	N/A	N/A

February 1-28, 2021
Repurchase program(a)	2,683,163	$128.94	2,683,163	99,488,490
Employee transactions(b)	612,999	$121.77	N/A	N/A

March 1-31, 2021
Repurchase program(a)	648,954	$141.82	648,954	98,839,536
Employee transactions(b)	—	—	N/A	N/A

Total
Repurchase program(a)	3,332,117	$131.45	3,332,117	98,839,536
Employee transactions(b)	612,999	$121.77	N/A	N/A
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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: April 23, 2021	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell Chief Financial Officer

Date: April 23, 2021	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)