Form 10-Q
period 2021-06-30
AMERICAN EXPRESS CO
filed 2021-07-23
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2021
Common Shares (par value $0.20 per share)	794,433,076	Shares

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
Effective for the first quarter of 2021, we changed the way we describe our volume metrics. Throughout this Report:
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

Business Environment
Our results for the second quarter reflect an acceleration of the improvement in our core business over the last several quarters as well as continued strong credit performance. We believe the steps we have taken to manage the company through the pandemic and our strategy of investing to rebuild our growth momentum are helping us make sustainable progress towards our longer-term financial objectives. The pace of improvement towards pre-pandemic network volumes that started during the second half of last year has continued, with overall spending volumes exceeding pre-pandemic levels in June. At the same time, certain international countries around the globe continue to face challenges with renewed lockdowns and travel restrictions and there remains uncertainty relating to the ongoing spread and severity of the virus. To the extent that the pandemic continues to have negative impacts on economies, our results will be affected.
The Company experienced significant adverse impacts during the prior year due to the COVID-19 pandemic and the resulting containment measures implemented by local and national authorities. Year-over-year comparisons for the three month period reflect the peak of the pandemic impact on our business in 2020, with less of an impact for the six month period due to the pre-pandemic results for the first two months in the prior year.
Worldwide network volumes for the second quarter increased 50 percent year-over-year (46 percent on an FX-adjusted basis1) and were down 1 percent (2 percent on an FX-adjusted basis1) from pre-pandemic levels. While U.S. network volumes increased 53 percent versus the prior year and exceeded pre-pandemic levels, international network volumes grew 42 percent (32 percent on an FX-adjusted basis1). International volumes are recovering more slowly due to the slower pace of travel and entertainment (T&E) spending recovery from the pandemic in certain international countries, combined with the historical greater reliance on T&E spending outside the U.S. Billed business, which represented 85 percent of our total network volumes in the second quarter of 2021 and drives most of our financial results, increased 53 percent (51 percent on an FX-adjusted basis1) and continued to show different recovery trends for G&S and T&E spend. G&S spend, which accounts for the majority of our billed business, increased 34 percent year-over-year and continued to strengthen, resulting in 16 percent growth versus pre-pandemic levels. This growth was primarily driven by ongoing strong performance in consumer online and card-not-present spending even as offline spending recovered to pre-pandemic levels, as well as continued strong growth in B2B spending on goods and services by small and mid-sized enterprise customers. T&E spend more than tripled versus the prior year, with a significant acceleration in year-over-year growth compared to the first quarter, primarily driven by U.S. consumer Card Members and small and mid-sized enterprise customers; however, T&E spending remained well below the pre-pandemic levels.
Total revenues net of interest expense were up 33 percent year-over-year and we had double digit growth in all of our revenue lines with the exception of Net interest income, which currently represents only 18 percent of our revenues. Discount revenue, our largest revenue line, increased 58 percent year-over-year, driven primarily by growth in Card Member spending and an increase in the average discount rate from higher levels of T&E spend in the U.S. Other fees and commissions and Other revenues significantly increased year-over-year, primarily driven by higher travel-related revenues. Net card fees grew 13 percent year over year, as we continued to ramp up new card acquisitions and Card Member retention remained high. Net interest income declined by 4 percent year-over-year, due to a decrease in net interest yield on average Card Member loans driven by higher paydown rates on revolving loan balances caused in part by the continued liquidity and financial strength in our customer base.
Card Member loans increased 8 percent, which was lower than the growth in billed business, also due to the higher paydown rates. We expect recovery in loan balances and Net interest income to continue to lag the improvement in spend volumes. Provisions for credit losses decreased and resulted in a net benefit, primarily due to a reserve release in the current year versus a reserve build in the prior year and lower net write-offs. We do not expect to see a material increase in write off rates in the remainder of this year. The reserve release in the current quarter was driven by strong credit performance and a somewhat improved macroeconomic outlook, which was partially offset by an increase in the outstanding balance of loans and receivables. Our improved credit performance was driven by our strong risk management practices and the current record levels of government stimulus and the broad availability of forbearance programs that are beginning to taper off.
The total balance of loans and receivables in our financial relief programs (FRP) saw a significant reduction as compared to the prior quarter and the prior year; however, they remain higher than pre-pandemic levels. The majority of FRP balances are in twelve-month programs and the decrease this quarter reflects Card Members, who had enrolled at the height of the pandemic, now graduating from these programs. The credit performance of these balances post-FRP remains uncertain.
1 The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Card Member rewards, Card Member services and business development expenses are generally correlated to volumes or are variable based on usage, and increased year-over-year due to growth in spend and higher usage of travel-related benefits. During the quarter, we remained focused on controlling operating expenses, while increasing marketing investments to continue building growth momentum. We continued to increase new card acquisitions and the additional value on several of our premium products is helping to drive increased Card Member engagement and retention rates. We expect marketing investments to be elevated for the remainder of the year.
Our capital position remains strong, with capital ratios that are well above our targets and regulatory requirements. We are focused on getting back to our Common Equity Tier 1 (CET 1) risk-based capital ratio target range of 10 to 11 percent over the next several quarters by returning excess capital to our shareholders through share repurchases and dividend payments.
We are increasingly optimistic that the strength in our core business through the first half of the year will continue, particularly in the U.S., although we recognize challenges still exist and the pace of recovery remains uneven in different regions of the world. We remain committed to executing our investment strategy for growing our business over the long term.
See “Certain Legislative, Regulatory and Other Developments” and "Cautionary Note Regarding Forward-Looking Statements" for information on legislative and regulatory changes, additional impacts of the COVID-19 pandemic and other matters that could have a material adverse effect on our results of operations and financial condition.

Results of Operations
The discussions in both the “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three and six months ended June 30, 2021 compared to the same periods in the prior year, as presented in the accompanying tables. These discussions should be read in conjunction with the discussion under “Business Environment,” which contains further information on the COVID-19 pandemic and the related impacts on our results.
Consolidated Results of Operations
Table 1: Summary of Financial Performance

	Three Months Ended June 30,		Change 2021 vs. 2020		Six Months Ended June 30,		Change 2021 vs. 2020
(Millions, except percentages and per share amounts)	2021	2020			2021	2020
Total revenues net of interest expense	$10,243	$7,675	$2,568	33%	$19,307	$17,985	$1,322	7%
Provisions for credit losses	(606)	1,555	(2,161)	#	(1,281)	4,176	(5,457)	#
Expenses	7,909	5,498	2,411	44	14,655	12,735	1,920	15
Pretax income	2,940	622	2,318	#	5,933	1,074	4,859	#
Income tax provision	660	365	295	81	1,418	450	968	#
Net income	2,280	257	2,023	#	4,515	624	3,891	#
Earnings per common share — diluted (a)	$2.80	$0.29	$2.51	#	$5.54	$0.71	$4.83	#
Return on average equity (b)	30.5%	18.1%			30.5%	18.1%
Effective tax rate	22.4%	58.7%			23.9%	41.9%
# Denotes a variance of 100 percent or more
(a)Represents net income, less (i) earnings allocated to participating share awards of $16 million and $2 million for the three months ended June 30, 2021 and 2020, respectively, and $31 million and $4 million for the six months ended June 30, 2021 and 2020, respectively, and (ii) dividends on preferred shares of $15 million and $17 million for the three months ended June 30, 2021 and 2020, respectively, and $29 million and $49 million for the six months ended June 30, 2021 and 2020, respectively.
(b)Return on average equity (ROE) is calculated for the relevant periods by dividing the (i) preceding twelve months of net income ($7.0 billion and $4.1 billion for June 30, 2021 and 2020, respectively) by (ii) one-year monthly average of total shareholders’ equity ($23.1 billion and $22.5 billion for June 30, 2021 and 2020, respectively).

Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended June 30,		Change 2021 vs. 2020		Six Months Ended June 30,		Change 2021 vs. 2020
(Millions, except percentages)	2021	2020			2021	2020
Discount revenue	$6,327	$4,015	$2,312	58%	$11,569	$9,853	$1,716	17%
Net card fees (a)	1,286	1,141	145	13	2,539	2,251	288	13
Other fees and commissions	560	449	111	25	1,080	1,169	(89)	(8)
Other	252	186	66	35	471	498	(27)	(5)
Total non-interest revenues	8,425	5,791	2,634	45	15,659	13,771	1,888	14
Total interest income	2,140	2,426	(286)	(12)	4,332	5,472	(1,140)	(21)
Total interest expense	322	542	(220)	(41)	684	1,258	(574)	(46)
Net interest income	1,818	1,884	(66)	(4)	3,648	4,214	(566)	(13)
Total revenues net of interest expense	$10,243	$7,675	$2,568	33%	$19,307	$17,985	$1,322	7%
(a)Effective April 1, 2021, we prospectively changed the recognition of certain costs paid to a third party previously recognized in Net card fees. Refer to Note 1 to the “Consolidated Financial Statements” for further details.
Total Revenues Net of Interest Expense
Discount revenue increased for both the three and six month periods, primarily due to increases in worldwide network volumes of 50 percent (46 percent on an FX-adjusted basis2) and 18 percent (15 percent on an FX-adjusted basis2), respectively.
See Tables 5, 6 and 7 for more details on network volume performance.
The average discount rate was 2.30 percent and 2.23 percent for the three months ended June 30, 2021 and 2020, respectively. This increase was primarily due to growth in T&E volumes. The average discount rate was 2.28 percent and 2.30 percent for the six months ended June 30, 2021 and 2020, respectively. This decrease was primarily due to the pre-pandemic results for the first two months in the prior year, which included higher T&E volumes.
Net card fees increased for both the three and six month periods, primarily driven by our premium card product portfolios. Net card fees, which are recognized over a twelve month period, are slower to react to economic shifts, such as those arising from the impacts of the COVID-19 pandemic.
Other fees and commissions increased for the three month period and decreased for the six month period. The increase in the three month period was primarily due to higher revenues related to our consumer travel business, higher foreign exchange conversion revenue related to cross-border Card Member spending and higher loyalty coalition-related fees, partially offset by a decline in late fees due to lower delinquencies. The decrease in the six month period was primarily driven by a decline in late fees due to lower delinquencies, partially offset by increased revenues from our alternative payment solutions.
Other revenues increased for the three month period and decreased for the six month period. The increase in the three month period was primarily driven by a lower net loss from the GBT JV and an increase in travel insurance revenue. The decrease in the six month period was primarily due to a higher net loss from the GBT JV and lower revenue earned on cross-border Card Member spending.
Interest income decreased for both the three and six month periods, due to a decline in the interest yield on average Card Member loans driven by higher paydown rates on revolving loan balances.
Interest expense decreased for both the three and six month periods, primarily driven by lower interest rates paid on deposits and a reduction in outstanding debt.
2 Refer to footnote 1 on page 3 for details regarding foreign currency adjusted information.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended June 30,		Change 2021 vs. 2020		Six Months Ended June 30,		Change 2021 vs. 2020
(Millions, except percentages)	2021	2020			2021	2020
Card Member receivables
Net write-offs	$4	$299	$(295)	(99)%	$57	$557	$(500)	(90)%
Reserve (release) build (a)	(129)	56	(185)	#	(192)	395	(587)	#
Total	(125)	355	(480)	#	(135)	952	(1,087)	#
Card Member loans
Net write-offs	243	602	(359)	(60)	547	1,227	(680)	(55)
Reserve (release) build (a)	(639)	367	(1,006)	#	(1,516)	1,618	(3,134)	#
Total	(396)	969	(1,365)	#	(969)	2,845	(3,814)	#
Other
Net write-offs - Other loans (b)	5	24	(19)	(79)	19	53	(34)	(64)
Net write-offs - Other receivables (c)	8	2	6	#	16	8	8	#
Reserve (release) build - Other loans (a)(b)	(70)	182	(252)	#	(166)	251	(417)	#
Reserve (release) build - Other receivables (a)(c)	(28)	23	(51)	#	(46)	67	(113)	#
Total	(85)	231	(316)	#	(177)	379	(556)	#
Total provisions for credit losses	$(606)	$1,555	$(2,161)	#	$(1,281)	$4,176	$(5,457)	#
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve (release) build.
(b)Relates to Other loans of $2.2 billion and $2.9 billion, less reserves of $72 million and $238 million, as of June 30, 2021 and December 31, 2020, respectively; and $4.6 billion and $4.8 billion, less reserves of $423 million and $152 million, as of June 30, 2020 and December 31, 2019, respectively.
(c)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $2.9 billion and $3.0 billion, less reserves of $39 million, and $85 million, as of June 30, 2021 and December 31, 2020, respectively; and $2.8 billion and $3.1 billion, less reserves of $94 million and $27 million, as of June 30, 2020 and December 31, 2019, respectively.
Provisions for Credit Losses
Card Member loans and receivables provisions for credit losses decreased for both the three and six month periods and resulted in a net benefit due to reserve releases in the current periods versus reserve builds in the prior periods and lower net write-offs. The reserve releases in the current periods were driven by lower delinquencies, improved portfolio quality and improving macroeconomic outlooks, all of which were partially offset by an increase in the outstanding balance of loans and receivables. The significant reserve builds in the prior periods were due to the deterioration of the global macroeconomic outlook, as a result of the COVID-19 pandemic, partially offset by decreases in the outstanding balances of loans and receivables.
Other provision for credit losses decreased for both the three and six month periods, primarily driven by reserve releases in the current periods versus reserve builds in the prior periods, due to improved credit performance and lower balances on non-card loans. The reserve builds in the prior periods were due to the previously mentioned deterioration of the global macroeconomic outlook.
Refer to Note 3 to the “Consolidated Financial Statements” for the range of key variables in the macroeconomic scenarios utilized for the computation of our reserves for credit losses.

Table 4: Expenses Summary

	Three Months Ended June 30,		Change 2021 vs. 2020		Six Months Ended June 30,		Change 2021 vs. 2020
(Millions, except percentages)	2021	2020			2021	2020
Marketing and business development	$2,219	$1,362	$857	63%	$3,985	$3,067	$918	30%
Card Member rewards	2,712	1,349	1,363	#	4,955	3,741	1,214	32
Card Member services	432	208	224	#	749	664	85	13
Total marketing, business development, and Card Member rewards and services	5,363	2,919	2,444	84	9,689	7,472	2,217	30
Salaries and employee benefits	1,539	1,349	190	14	3,089	2,744	345	13
Other, net	1,007	1,230	(223)	(18)	1,877	2,519	(642)	(25)
Total expenses	$7,909	$5,498	$2,411	44%	$14,655	$12,735	$1,920	15%
Expenses
Marketing and business development expense increased for both the three and six month periods, primarily due to increases in marketing investments to continue building growth momentum and higher partner payments driven by higher spending volumes. The increase in the six month period was partially offset by lower corporate client incentives.
Card Member rewards expense increased for both the three and six month periods, primarily driven by increases in Membership Rewards and cash back rewards expenses of $1.0 billion and $965 million and co-brand rewards expense of $335 million and $248 million, for the three and six month periods, respectively, all of which were primarily driven by higher billed business. In addition, higher travel-related spend in the current year and the prior year shift in redemptions to non-travel-related options contributed to an increase in the Membership Rewards expense for both current periods.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded up) at both June 30, 2021 and 2020.
Card Member services expense increased for both the three and six month periods, primarily due to higher usage of travel-related benefits.
Salaries and employee benefits expense increased for both the three and six month periods, primarily driven by higher incentive compensation. The increase in the six month period was also driven by higher deferred compensation expenses.
Other expenses decreased for both the three and six month periods, primarily driven by higher net unrealized gains in the current year related to our Amex Ventures equity investments and a net reserve release in the current year versus a reserve build in the prior year associated with merchant exposure for Card Member purchases, partially offset by the Company's partial repayment of an insurance claim that was recognized in the prior year associated with insured losses from a corporate client bankruptcy.

Income Taxes
The effective tax rate was 22.4 percent and 58.7 percent for the three months ended June 30, 2021 and 2020, respectively, and 23.9 percent and 41.9 percent for the six months ended June 30, 2021 and 2020, respectively. The decrease for both periods primarily reflected the impact of discrete tax charges and lower pretax income in the prior year.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2021 vs. 2020	As of or for the Six Months Ended June 30,		Change 2021 vs. 2020
	2021	2020		2021	2020
Network volumes: (billions)
U.S.	$222.6	$145.1	53%	$408.9	$338.5	21%
Outside the U.S.	93.5	65.9	42	176.5	157.9	12
Total	$316.1	$211.0	50	$585.4	$496.4	18
Billed business	$267.8	$174.7	53	$493.3	$417.3	18
Processed volumes	48.3	36.3	33	92.1	79.1	16
Total	$316.1	$211.0	50	$585.4	$496.4	18
Cards-in-force: (millions)
U.S.	54.8	54.4	1	54.8	54.4	1
Outside the U.S.	60.2	58.5	3	60.2	58.5	3
Total	115.0	112.9	2	115.0	112.9	2
Proprietary	69.6	69.3	—	69.6	69.3	—
GNS	45.4	43.6	4	45.4	43.6	4
Total	115.0	112.9	2	115.0	112.9	2
Basic cards-in-force: (millions)
U.S.	43.0	42.7	1	43.0	42.7	1
Outside the U.S.	51.2	49.1	4	51.2	49.1	4
Total	94.2	91.8	3	94.2	91.8	3
Average proprietary basic Card Member spending: (dollars)
U.S.	$5,607	$3,697	52	$10,331	$8,629	20
Outside the U.S.	3,686	2,272	62	6,854	5,788	18
Worldwide Average	$5,051	$3,270	54	$9,322	$7,776	20
Average discount rate	2.30%	2.23%		2.28%	2.30%
Average fee per card (dollars)(a)	$74	$65	14%	$73	$64	14%
(a)Average fee per card is computed based on proprietary Net card fees divided by average proprietary total cards-in-force.

Table 6: Network Volumes-Related Statistical Information

	Three Months Ended June 30, 2021
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Network volumes	50%	46%
Total billed business	53	51
Consumer billed business	62	58
Commercial billed business	45	43
Processed volumes	33	26

U.S.
Network volumes	53
Total billed business	53
Consumer billed business	63
Commercial billed business	44

Outside the U.S.
Network volumes	42	32
Total billed business	55	43
Consumer billed business	59	46
Commercial billed business	49	38
Asia Pacific network volumes	28	20
Latin America & Canada network volumes	55	45
Europe, the Middle East & Africa network volumes	66	51

Merchant Industry Metrics
Worldwide billed business
T&E-related (18% of worldwide billed business)	#	#
G&S-related (82% of worldwide billed business)	34	31
Airline-related (3% of worldwide billed business)	#	#
U.S. billed business
T&E-related (19% of U.S. billed business)	#
G&S-related (81% of U.S. billed business)	33
Airline-related (3% of U.S. billed business)	#
# Denotes a variance of 100 percent or more
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Network Volumes-Related Statistical Information

	Six Months Ended June 30, 2021
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Network volumes	18%	15%
Total billed business	18	16
Consumer billed business	24	21
Commercial billed business	13	11
Processed volumes	16	11

U.S.
Network volumes	21
Total billed business	20
Consumer billed business	26
Commercial billed business	14

Outside the U.S.
Network Volumes	12	4
Total billed business	13	5
Consumer billed business	17	9
Commercial billed business	6	(2)
Asia Pacific network volumes	13	5
Latin America & Canada network volumes	9	7
Europe, the Middle East & Africa network volumes	12	2

Merchant Industry Metrics
Worldwide billed business
T&E-related (16% of worldwide billed business)	9	7
G&S-related (84% of worldwide billed business)	20	18
Airline-related (3% of worldwide billed business)	(18)	(20)%
U.S. billed business
T&E-related (17% of U.S. billed business)	20
G&S-related (83% of U.S. billed business)	20
Airline-related (3% of U.S. billed business)	(2)%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 8: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2021 vs. 2020	As of or for the Six Months Ended June 30,		Change 2021 vs. 2020
(Millions, except percentages and where indicated)	2021	2020		2021	2020
Worldwide Card Member loans:
Card Member loans: (billions)
U.S.	$66.2	$62.0	7%	$66.2	$62.0	7%
Outside the U.S.	9.4	8.1	16	9.4	8.1	16
Total	$75.6	$70.1	8	$75.6	$70.1	8
Credit loss reserves:
Beginning balance	$4,467	$5,236	(15)	$5,344	$4,027	33
Provisions - principal, interest and fees	(396)	969	#	(969)	2,845	#
Net write-offs — principal less recoveries	(185)	(499)	(63)	(426)	(1,017)	(58)
Net write-offs — interest and fees less recoveries	(58)	(103)	(44)	(121)	(210)	(42)
Other (a)	$7	$25	(72)	7	(17)	#
Ending balance	$3,835	$5,628	(32)	$3,835	$5,628	(32)
% of loans	5.1%	8.0%		5.1%	8.0%
% of past due	782%	493%		782%	493%
Average loans (billions)	$72.8	$72.1	1	$72.0	$77.8	(7)
Net write-off rate — principal only (b)	1.0%	2.8%		1.2%	2.6%
Net write-off rate — principal, interest and fees (b)	1.3	3.3		1.5	3.2
30+ days past due as a % of total	0.6%	1.6%		0.6%	1.6%

Worldwide Card Member receivables:
Card Member receivables: (billions)
U.S.	$33.9	$26.9	26	$33.9	$26.9	26
Outside the U.S.	13.7	10.7	28	13.7	$10.7	28
Total	$47.6	$37.6	27	$47.6	$37.6	27
Credit loss reserves:
Beginning balance	$202	$459	(56)	$267	$126	#
Provisions - principal and fees	(125)	355	#	(135)	952	#
Net write-offs - principal and fees less recoveries (c)	(4)	(299)	(99)	(57)	(557)	(90)
Other (a)	—	4	#	(2)	(2)	—
Ending balance	$73	$519	(86)%	$73	$519	(86)%
% of receivables	0.2%	1.4%		0.2%	1.4%
Net write-off rate — principal and fees (b)(c)(d)	—%	3.1%		0.3%	2.4%
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
(c)The current periods include a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which had resulted in a $53 million write-off in the prior year in the Global Commercial Services (GCS) segment.
(d)Refer to Tables 11 and 14 for Net write-off rate - principal only and 30+ days past due metrics for Global Consumer Services Group (GCSG) and Global Small Business Services (GSBS) receivables, respectively. A net write-off rate based on principal losses only for Global Corporate Payments (GCP), which reflects global, large and middle market corporate accounts, is not available due to system constraints.

Table 9: Net Interest Yield on Average Card Member Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except percentages and where indicated)	2021	2020	2021	2020
Net interest income	$1,818	$1,884	$3,648	$4,214
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	195	350	431	745
Interest income not attributable to our Card Member loan portfolio (b)	(93)	(156)	(189)	(420)
Adjusted net interest income (c)	$1,920	$2,078	$3,890	$4,539
Average Card Member loans (billions)	$72.8	$72.1	$72.0	$77.8
Net interest income divided by average Card Member loans (c)	10.0%	10.5%	10.1%	10.8%
Net interest yield on average Card Member loans (c)	10.6%	11.6%	10.9%	11.7%
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

Business Segment Results of Operations
As a result of organizational changes announced during the second quarter of 2021, our loyalty coalition businesses results, which were previously reported within the Global Merchant and Network Services (GMNS) segment, are now reported within the GCSG segment. Prior period segment results have been revised to conform with current period presentation.
Global Consumer Services Group
Table 10: GCSG Selected Income Statement Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Millions, except percentages)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Revenues
Non-interest revenues	$4,464	$3,024	$1,440	48%	$8,283	$7,030	$1,253	18%
Interest income	1,749	1,971	(222)	(11)	3,557	4,382	(825)	(19)
Interest expense	174	272	(98)	(36)	362	600	(238)	(40)
Net interest income	1,575	1,699	(124)	(7)	3,195	3,782	(587)	(16)
Total revenues net of interest expense	6,039	4,723	1,316	28	11,478	10,812	666	6
Provisions for credit losses	(342)	887	(1,229)	#	(846)	2,696	(3,542)	#
Total revenues net of interest expense after provisions for credit losses	6,381	3,836	2,545	66	12,324	8,116	4,208	52
Expenses
Marketing, business development, and Card Member rewards and services	3,327	1,757	1,570	89	5,954	4,495	1,459	32
Salaries and employee benefits and other operating expenses	1,172	1,236	(64)	(5)	2,333	2,519	(186)	(7)
Total expenses	4,499	2,993	1,506	50%	8,287	7,014	1,273	18%
Pretax segment income	$1,882	$843	$1,039	#	$4,037	$1,102	$2,935	#
# Denotes a variance of 100 percent or more
GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel and lifestyle services and non-card financing products, and manages certain international joint ventures, our partnership agreements in China and our loyalty coalition businesses operated in certain countries.
Non-interest revenues increased for both the three and six month periods, primarily driven by higher Discount revenue and higher Net card fees, partially offset in the six month period by lower Other fees and commissions.
Discount revenue increased 69 percent and 24 percent for the three and six month periods, respectively, reflecting an increase in consumer billed business of 62 percent and 24 percent for the three and six month periods, respectively, primarily due to growth in T&E volumes.
See Tables 5, 6, 7 and 11 for more details on volume metrics.
Net card fees increased 13 percent and 14 percent for the three and six month periods, respectively, primarily driven by year-over-year increases in the average fee per card of our premium card products.
Other fees and commissions increased 26 percent for the three month period and decreased 4 percent for the six month period. The increase in the three month period was primarily due to higher revenues related to our consumer travel business, higher loyalty coalition-related fees and higher foreign exchange conversion revenue related to increased cross-border Card Member spending, partially offset by a decline in late fees due to lower delinquencies. The decrease in the six month period was primarily driven by a decline in late fees due to lower delinquencies, partially offset by higher loyalty coalition-related fees.
Net interest income decreased for both the three and six month periods, primarily driven by lower revolving Card Member loan balances.

Provisions for credit losses decreased for both the three and six month periods and resulted in a net benefit due to reserve releases in the current periods versus reserve builds in the prior periods and lower net write-offs. The reserve releases in the current periods were driven by lower delinquencies, improved portfolio quality and improving macroeconomic outlooks, all of which were partially offset by an increase in the outstanding balance of loans and receivables. The significant reserve builds in the prior periods were due to the deterioration of the global macroeconomic outlook, as a result of the COVID-19 pandemic, partially offset by decreases in the outstanding balances of loans and receivables.
Marketing, business development, and Card Member rewards and services expenses increased for both the three and six month periods. The increase in Card Member rewards expense was primarily driven by higher billed business as well as higher travel-related spend and a shift in the prior year in redemptions to non-travel-related options. The increase in Marketing and business development expense was primarily due to increases in marketing investments to continue building growth momentum as well as higher spending volumes. The increase in Card Member services expense was primarily due to higher usage of travel-related benefits.

Table 11: GCSG Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2021 vs. 2020	As of or for the Six Months Ended June 30,		Change 2021 vs. 2020
(Millions, except percentages and where indicated)	2021	2020		2021	2020
Billed business: (billions)
U.S.	$110.8	$68.1	63%	$199.8	$159.0	26%
Outside the U.S.	35.8	22.5	59	66.1	56.2	18
Total	$146.6	$90.6	62	$265.9	$215.2	24
Proprietary cards-in-force:
U.S.	38.1	37.5	2	38.1	37.5	2
Outside the U.S.	16.7	17.2	(3)	16.7	17.2	(3)
Total	54.8	54.7	—	54.8	54.7	—
Proprietary basic cards-in-force:
U.S.	26.9	26.6	1	26.9	26.6	1
Outside the U.S.	11.6	11.9	(3)	11.6	11.9	(3)
Total	38.5	38.5	—	38.5	38.5	—
Average proprietary basic Card Member spending: (dollars)
U.S.	$4,138	$2,548	62	$7,474	$5,922	26
Outside the U.S.	$3,087	$1,871	65	$5,704	$4,656	23
Average	$3,821	$2,338	63	$6,939	$5,529	26
Total segment assets (billions)	$89.7	$81.0	11	$89.7	$81.0	11
Card Member loans:
Total loans (billions)
U.S.	$51.8	$50.3	3	$51.8	$50.3	3
Outside the U.S.	8.8	7.6	16	8.8	7.6	16
Total	$60.6	$57.9	5	$60.6	$57.9	5
Average loans (billions)
U.S.	$49.9	$51.7	(3)	$49.6	$55.4	(10)
Outside the U.S.	8.4	7.6	11	8.4	8.9	(6)
Total	$58.3	$59.3	(2)%	$58.0	$64.3	(10)%

U.S.
Net write-off rate - principal only (a)	0.9%	2.8%		1.1%	2.7%
Net write-off rate - principal, interest and fees (a)	1.2	3.3		1.4	3.2
30+ days past due as a % of total	0.6	1.5		0.6	1.5
Outside the U.S.
Net write-off rate - principal only (a)	2.2	3.7		2.3	3.2
Net write-off rate - principal, interest and fees (a)	2.9	4.6		3.0	4.0
30+ days past due as a % of total	1.1	2.3		1.1	2.3
Total
Net write-off rate – principal only (a)	1.1	2.9		1.3	2.7
Net write-off rate – principal, interest and fees (a)	1.5	3.5		1.7	3.3
30+ days past due as a % of total	0.7%	1.6%		0.7%	1.6%

	As of or for the Three Months Ended June 30,		Change 2021 vs. 2020	As of or for the Six Months Ended June 30,		Change 2021 vs. 2020
(Millions, except percentages and where indicated)	2021	2020		2021	2020
Card Member receivables: (billions)
U.S.	$12.9	$9.5	36%	$12.9	$9.5	36%
Outside the U.S.	7.0	5.5	27	7.0	5.5	27
Total receivables	$19.9	$15.0	33%	$19.9	$15.0	33%

U.S.
Net write-off rate – principal only (a)	—%	2.1%		—%	1.9%
Net write-off rate – principal and fees (a)	—	2.3		—	2.0
30+ days past due as a % of total	0.3	1.2		0.3	1.2
Outside the U.S.
Net write-off rate – principal only (a)	1.0	3.5		1.1	2.9
Net write-off rate – principal and fees (a)	1.1	3.7		1.2	3.1
30+ days past due as a % of total	0.7	1.6		0.7	1.6
Total
Net write-off rate – principal only (a)	0.3	2.6		0.4	2.2
Net write-off rate – principal and fees (a)	0.4	2.8		0.5	2.4
30+ days past due as a % of total	0.4%	1.3%		0.4%	1.3%
(a)Refer to Table 8 footnote (b).

Table 12: GCSG Net Interest Yield on Average Card Member Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except percentages and where indicated)	2021	2020	2021	2020
U.S.
Net interest income	$1,392	$1,462	$2,813	$3,262
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	44	97	103	143
Interest income not attributable to our Card Member loan portfolio (b)	(22)	(54)	(46)	(114)
Adjusted net interest income (c)	$1,414	$1,505	$2,870	$3,291
Average Card Member loans (billions)	$49.9	$51.7	$49.6	$55.5
Net interest income divided by average Card Member loans (c)	11.2%	11.3%	11.3%	11.8%
Net interest yield on average Card Member loans (c)	11.4%	11.7%	11.7%	11.9%
Outside the U.S.
Net interest income	$183	$237	$382	$520
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	26	18	52	34
Interest income not attributable to our Card Member loan portfolio (b)	(2)	(2)	(4)	(6)
Adjusted net interest income (c)	$207	$253	$430	$548
Average Card Member loans (billions)	$8.4	$7.6	$8.4	$8.9
Net interest income divided by average Card Member loans (c)	8.7%	12.5%	9.1%	11.7%
Net interest yield on average Card Member loans (c)	9.9%	13.3%	10.3%	12.4%
Total
Net interest income	$1,575	$1,699	$3,195	$3,782
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	70	115	155	177
Interest income not attributable to our Card Member loan portfolio (b)	(24)	(56)	(50)	(120)
Adjusted net interest income (c)	$1,621	$1,758	$3,300	$3,839
Average Card Member loans (billions)	$58.3	$59.3	$58.0	$64.3
Net interest income divided by average Card Member loans (c)	10.8%	11.5%	11.0%	11.8%
Net interest yield on average Card Member loans (c)	11.1%	11.9%	11.5%	12.0%
(a)Refer to Table 9 footnote (a).
(b)Refer to Table 9 footnote (b).
(c)Refer to Table 9 footnote (c).

Global Commercial Services
Table 13: GCS Selected Income Statement Data

	Three Months Ended June 30,		Change 2021 vs. 2020		Six Months Ended June 30,		Change 2021 vs. 2020
(Millions, except percentages)	2021	2020			2021	2020
Revenues
Non-interest revenues	$2,815	$2,014	$801	40%	$5,247	$4,802	$445	9%
Interest income	345	402	(57)	(14)	681	901	(220)	(24)
Interest expense	111	154	(43)	(28)	227	354	(127)	(36)
Net interest income	234	248	(14)	(6)	454	547	(93)	(17)
Total revenues net of interest expense	3,049	2,262	787	35	5,701	5,349	352	7
Provisions for credit losses	(235)	645	(880)	#	(397)	1,407	(1,804)	#
Total revenues net of interest expense after provisions for credit losses	3,284	1,617	1,667	#	6,098	3,942	2,156	55
Expenses
Marketing, business development, and Card Member rewards and services	1,630	924	706	76	3,016	2,432	584	24
Salaries and employee benefits and other operating expenses	815	715	100	14	1,578	1,513	65	4
Total expenses	2,445	1,639	806	49	4,594	3,945	649	16
Pretax segment income	$839	$(22)	$861	#	$1,504	$(3)	$1,507	#
# Denotes a variance of 100 percent or more
GCS primarily issues a wide range of proprietary corporate and small business cards globally. GCS also provides payment, expense management and commercial financing products.
Non-interest revenues increased for both the three and six month periods, primarily driven by higher Discount revenue and higher Net card fees.
Discount revenue increased 46 percent and 11 percent for the three and six month periods, respectively, reflecting an increase in commercial billed business of 45 percent and 13 percent for the three and six month periods, respectively.
See Tables 5, 6, 7 and 14 for more details on volume metrics.
Net card fees increased 11 percent and 10 percent for the three and six month periods, respectively, driven by year-over-year increases in the average fee per card of our premium card products.
Net interest income decreased for both the three and six month periods, primarily driven by lower revolving Card Member loan balances.
Card Member loans and receivables provisions for credit losses decreased for both the three and six month periods and resulted in a net benefit due to reserve releases in the current periods versus reserve builds in the prior periods and lower net write-offs. The reserve releases in the current periods were driven by lower delinquencies, improved portfolio quality and improving macroeconomic outlooks, all of which were partially offset by an increase in the outstanding balance of loans and receivables. The current periods also included a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which had resulted in a $53 million write-off in the prior year. The significant reserve builds in the prior periods were due to the deterioration of the global macroeconomic outlook as a result of the COVID-19 pandemic, partially offset by decreases in the outstanding balances of loans and receivables.
Other provision for credit losses decreased for both the three and six month periods, primarily driven by reserve releases in the current periods versus reserve builds in the prior periods, due to improved credit performance and lower balances on non-card loans. The reserve builds in the prior periods were due to the previously mentioned deterioration of the global macroeconomic outlook.

Marketing, business development, and Card Member rewards and services expenses increased for both the three and six month periods. The increase in Card Member rewards expense was primarily driven by higher billed business as well as higher travel-related spend and a shift in the prior year in redemptions to non-travel-related options. The increase in Marketing and business development expense was primarily due to increases in marketing investments to continue building growth momentum as well as higher spending volumes. The increase in the six month period also included a partial offset driven by a decrease in corporate client incentives.
Salaries and employee benefits and other operating expenses increased for both the three and six month periods, primarily due to the Company's partial repayment of an insurance claim that was recognized in the prior year associated with insured losses from the previously mentioned corporate client bankruptcy.

Table 14: GCS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2021 vs 2020	As of or for the Six Months Ended June 30,		Change 2021 vs 2020
(Millions, except percentages and where indicated)	2021	2020		2021	2020
Billed business (billions)	$119.9	$82.8	45%	$223.9	$198.9	13%
Proprietary cards-in-force	14.8	14.6	1	14.8	14.6	1
Average Card Member spending (dollars)	$8,180	$5,645	45	$15,338	$13,495	14
Total segment assets (billions)	$46.4	$38.3	21	$46.4	$38.3	21
GSBS Card Member loans:
Total loans (billions)	$15.0	$12.1	24	$15.0	$12.1	24
Average loans (billions)	$14.4	$12.8	13	$13.9	$13.4	4
Net write-off rate - principal only (a)	0.6%	2.3%		0.8%	2.1%
Net write-off rate - principal, interest and fees (a)	0.7%	2.6%		1.0%	2.4%
30+ days past due as a % of total	0.4%	1.6%		0.4%	1.6%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$234	$248		$454	$547
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	87	119		180	264
Interest income not attributable to our Card Member loan portfolio (c)	(22)	(47)		(44)	(111)
Adjusted net interest income (d)	$299	$320		$590	$700
Average Card Member loans (billions)	$14.5	$12.8		$14.0	$13.5
Net interest income divided by average Card Member loans (d)	6.5%	7.8%		6.5%	8.1%
Net interest yield on average Card Member loans (d)	8.3%	10.0%		8.5%	10.5%
Card Member receivables:
Total receivables (billions)	$27.7	$22.6	23	$27.7	22.6	23
Net write-off rate - principal and fees (a)(e)(f)	(0.2)%	3.3%		0.1%	2.4%
GCP Card Member receivables:
Total receivables (billions)	$11.7	$9.4	24	$11.7	$9.4	24
90+ days past billing as a % of total (e)	0.3%	2.5%		0.3%	2.5%
Net write-off rate - principal and fees (a)(e)(f)	(0.9)%	4.0%		(0.3)%	2.2%
GSBS Card Member receivables:
Total receivables (billions)	$15.9	$13.2	20%	$15.9	$13.2	20%
Net write-off rate - principal only (a)	0.2%	2.5%		0.3%	2.4%
Net write-off rate - principal and fees (a)	0.3%	2.8%		0.4%	2.6%
30+ days past due as a % of total	0.5%	2.1%		0.5%	2.1%
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
(f)Refer to Table 8 footnote (c).

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended June 30,		Change 2021 vs. 2020		Six Months Ended June 30,		Change 2021 vs. 2020
(Millions, except percentages and where indicated)	2021	2020			2021	2020
Revenues
Non-interest revenues	$1,204	$827	$377	46%	$2,265	$2,060	$205	10%
Interest income	4	4	—	—	8	10	(2)	(20)
Interest expense	(20)	(6)	(14)	#	(37)	(42)	5	(12)
Net interest income	24	10	14	#	45	52	(7)	(13)
Total revenues net of interest expense	1,228	837	391	47	2,310	2,112	198	9
Provisions for credit losses	(27)	24	(51)	#	(37)	72	(109)	#
Total revenues net of interest expense after provisions for credit losses	1,255	813	442	54	2,347	2,040	307	15
Expenses
Marketing, business development, and Card Member rewards and services	373	214	159	74	673	503	170	34
Salaries and employee benefits and other operating expenses	355	411	(56)	(14)	762	824	(62)	(8)
Total expenses	728	625	103	16	1,435	1,327	108	8
Pretax segment income	527	188	339	#	912	713	199	28
Total segment assets (billions)	$14.2	$11.3		26%	$14.2	$11.3		26%
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
Non-interest revenues increased for both the three and six month periods, primarily driven by higher Discount revenue due to increases in worldwide network volumes.
The average discount rate increased for the three month period, primarily due to growth in T&E volumes and decreased for the six month period, primarily due to the pre-pandemic results for the first two months in the prior year, which included higher T&E volumes.
For a detailed discussion on network volumes and the average discount rate, please refer to the “Consolidated Results of Operations.”
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased for the three month period primarily due to a higher interest expense credit, driven by an increase in average merchant payables related to year-over-year billed business growth. Net interest income decreased for the six month period, primarily due to a lower interest expense credit related to lower average merchant payables in the current period as compared to the prior period.
Marketing, business development, and Card Member rewards and services expenses increased for both the three and six month periods, primarily driven by higher Marketing and business development expense, as a result of increased spend on initiatives to support merchant engagement and increased network issuer expense, reflecting higher processed volumes from certain GNS partners.
Salaries and employee benefits and other operating expenses decreased for both the three and six month periods, primarily driven by a net reserve release in the current year versus a reserve build in the prior year associated with merchant exposure for Card Member purchases.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $308 million for the three months ended June 30, 2021, compared to $387 million for the same period in the prior year, and $520 million for the six months ended June 30, 2021, compared to $738 million for the same period in the prior year. The decreases in the pretax loss were primarily driven by higher net unrealized gains in the current year related to our Amex Ventures equity investments, partially offset by higher incentive compensation.
CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY
Our balance sheet management objectives are to maintain:
•A solid and flexible equity capital profile;
•A broad, deep and diverse set of funding sources to finance our assets and meet operating requirements; and
•Liquidity programs that enable us to continuously meet expected future financing obligations and business requirements for at least a twelve month period in the event we are unable to continue to raise new funds under our traditional funding programs during a substantial weakening in economic conditions.
We are monitoring the changing macroeconomic environment and managing our balance sheet to reflect evolving circumstances.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of our U.S. bank subsidiary, American Express National Bank (AENB), as of June 30, 2021.
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of June 30, 2021
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		14.2%
American Express National Bank		14.1
Tier 1	8.5
American Express Company		15.3
American Express National Bank		14.1
Total	10.5
American Express Company		16.8
American Express National Bank		16.2
Tier 1 Leverage	4.0%
American Express Company		12.2
American Express National Bank		10.2%
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
The following table presents American Express Company's regulatory risk-based capital and risk-weighted assets, which are calculated in accordance with standard regulatory guidance as described below:
Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	June 30, 2021
Risk-Based Capital
Common Equity Tier 1	$21.0
Tier 1 Capital	22.6
Tier 2 Capital	2.2
Total Capital	24.8

Risk-Weighted Assets	147.5
Average Total Assets to calculate the Tier 1 Leverage Ratio	$185.6
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
We elected to delay the impact of the adoption of the CECL methodology on regulatory capital for two years followed by a three-year phase-in period pursuant to rules issued by federal banking regulators (the CECL final rules). As of June 30, 2021, our reported regulatory capital excluded the $0.9 billion impact to retained earnings upon the adoption of the CECL methodology and 25 percent of the $0.3 billion decrease in reserves for credit losses from January 1, 2020 to June 30, 2021. We will begin phasing in the cumulative amount that is not recognized in regulatory capital at 25 percent per year beginning January 1, 2022.
As a Category IV firm, we were not subject to the Federal Reserve's supervisory stress tests in 2021. We were required to submit to the Federal Reserve our annual capital plan, which we did in April 2021.
On June 24, 2021, the Federal Reserve confirmed our SCB of 2.5 percent and resulting CET1 capital ratio requirement of 7 percent, which remain unchanged from the levels announced in August 2020.
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
During the three and six months ended June 30, 2021, we returned $1.3 billion and $2.0 billion, respectively, to our shareholders in the form of common stock dividends of $0.4 billion and $0.7 billion, respectively, and share repurchases of $0.9 billion and $1.3 billion, respectively. We repurchased 5.7 million in common shares at an average price of $159.54 in the second quarter of 2021.
In addition, during the three and six months ended June 30, 2021, we paid $15 million and $29 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.
For the second quarter of 2021, the Federal Reserve allowed bank holding companies participating in the Comprehensive Capital Analysis and Review, like us, to pay common stock dividends and repurchase common stock provided (a) the dividends and repurchases, in the aggregate, did not exceed the average of a firm’s net income for the four preceding calendar quarters and (b) the firm did not increase the amount of its common stock dividends beyond the level paid in the second quarter of 2020. The Federal Reserve also permitted stock repurchases equal to the amount of share issuances related to expensed employee compensation.
On June 24, 2021, the Federal Reserve announced that capital distribution restrictions would be lifted beginning on July 1, 2021. Going forward, our capital distributions will be governed by the SCB framework and be based on managing our CET1 risk-based capital ratio within a 10 to 11 percent target range. Given the Federal Reserve’s latest guidance, we plan to increase the level of share repurchases to migrate our CET1 ratio back to our target range over the next several quarters. We may conduct share repurchases through a variety of methods, including open market purchases, 10b5-1 plans, privately negotiated transactions (including employee benefit plans) or other purchases, including block trades, accelerated share repurchase programs or any combination of such methods as market conditions warrant and at prices we deem appropriate.
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
Summary of Consolidated Debt
We had the following consolidated debt and customer deposits outstanding as of June 30, 2021 and December 31, 2020:
Table 18: Summary of Consolidated Debt and Customer Deposits

(Billions)	June 30, 2021	December 31, 2020
Short-term borrowings	$1.9	$1.9
Long-term debt	37.4	43.0
Total debt	39.3	44.9
Customer deposits	84.9	86.9
Total debt and customer deposits	$124.2	$131.8
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
We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements. As of June 30, 2021, we had $43.2 billion in Cash and cash equivalents and Investment securities (which are substantially comprised of U.S. Government Treasury obligations). The decrease of $11.4 billion from $54.6 billion as of December 31, 2020 was primarily driven by the increase in the balances of our Card Member loans and receivables, debt maturities, and the reduction in our retail deposits.
The investment income we receive on liquidity resources is less than the interest expense on the sources of funding for these balances. The net interest costs to maintain these resources have been substantial. The level of future net interest costs depends on the amount of liquidity resources we maintain and the difference between our cost of funding these amounts and their investment yields.
Securitized Borrowing Capacity
As of June 30, 2021, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2022, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). As the balance of Card Member receivables in the Charge Trust fluctuates over time in line with business volumes, our capacity to draw on the Charge Trust facility may be reduced when volumes decline. On July 15, 2021, we extended the Charge Trust's $3.0 billion facility by two years to mature on July 15, 2024. We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2022, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of June 30, 2021, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
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
As of June 30, 2021, we had approximately $70.5 billion in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility as of June 30, 2021 of $3.5 billion, with a maturity date of October 15, 2022. As of June 30, 2021, no amounts were drawn on this facility.

Unused Credit Outstanding and Certain Contractual Obligations
As of June 30, 2021, we had approximately $321 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit and therefore are not reflected in unused credit available to Card Members.
We provide Card Member protection that covers losses associated with purchased goods and services. See Note 7 to the Consolidated Financial Statements for further information.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the six months ended June 30:
Table 20: Cash Flows

(Billions)	2021	2020
Total cash provided by (used in):
Operating activities	$5.5	$(0.1)
Investing activities	2.0	22.2
Financing activities	(9.5)	(4.8)
Effect of foreign currency exchange rates on cash and cash equivalents	(0.2)	0.4
Net (decrease) increase in cash and cash equivalents	$(2.2)	$17.7
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
In 2021, the net cash provided by operating activities was primarily driven by cash generated from net income for the period and higher net operating liabilities, primarily resulting from an increase in Membership Rewards liability related to growth in billed business.
In 2020, the net cash used in operating activities was primarily driven by the significant decline in spending volumes triggered by the sharp contraction in the global economy caused by the accelerating spread of COVID-19, resulting in lower accounts payable to merchants and other liabilities, partially offset by cash generated from net income for the period.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member loans and receivables, as well as changes in our available-for-sale investment securities portfolio.
In 2021, the net cash provided by investing activities was primarily driven by net maturities of our investment securities, partially offset by higher Card Member loan and receivable balances, resulting from higher Card Member spending.
In 2020, the net cash provided by investing activities was primarily driven by a decline in Card Member loan and receivable balances, partially offset by net purchases of investment securities. The decline in Card Member loan and receivable balances was due to the ongoing pay down of outstanding balances by Card Members combined with significant declines in spending that occurred due to the COVID-19 pandemic.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
In 2021, the net cash used in financing activities was primarily driven by net debt repayments and decreases in customer deposits combined with payments made for share repurchases and dividends.
In 2020, the net cash used in financing activities was primarily driven by net debt repayments and payments made for share repurchases and dividends, partially offset by growth in customer deposits.

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
Governmental authorities have focused, and we believe will continue to focus, considerable attention on reviewing compliance by financial services firms with laws and regulations, and as a result, we continually work to evolve and improve our risk management framework, governance structures, practices and procedures. Reviews by us and by governmental authorities to assess compliance with laws and regulations, as well as our own internal reviews to assess compliance with internal policies, including error or misconduct by employees or third parties or control failures, have resulted in, and are likely to continue to result in, changes to our products, practices and procedures, restitution to our customers and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations, enforcement proceedings and the imposition of fines or civil money penalties, in the event of noncompliance or alleged noncompliance with laws or regulations. External publicity concerning investigations, including those that are narrow in scope, can increase their scope and scale and lead to further regulatory inquiries.
For example, as previously disclosed, beginning in May 2020 we began responding to a regulatory review led by the Office of the Comptroller of the Currency and the Department of Justice Civil Division regarding historical sales practices relating to certain small business card sales. We also conducted an internal review of certain sales from 2015 and 2016 and have taken appropriate disciplinary and remedial actions, including voluntarily providing remediation to certain current and former customers. Information regarding our investigation has been provided to our other regulators, including the Federal Reserve. In January 2021, we received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York regarding the sales practices for small business cards and a Civil Investigative Demand from the Consumer Financial Protection Bureau (CFPB) seeking information on sales practices related to consumers. We are cooperating with all of these inquiries and continue to review and enhance our controls related to our sales practices generally. We do not believe this matter will have a material adverse impact on our business or results of operations.
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

The European Union, Australia and other jurisdictions have focused on interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance. Regulation and other governmental actions relating to pricing or practices could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted, and may continue to negatively impact, the discount revenue we earn, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants. There is uncertainty as to when or how interchange fee caps and other provisions of the EU and U.K. payments legislation might apply when we work with cobrand partners and agents in the EU and the U.K. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU or the U.K.
Broad regulatory oversight over payment systems can also include, in some cases, requirements for international card networks to localize aspects of their operations, such as processing infrastructure and data storage, which could increase our costs and diminish the value of our closed loop. The development and enforcement of payment system regulatory regimes generally continue to grow and may adversely affect our ability to compete effectively and maintain and extend our global network. On April 23, 2021, the Reserve Bank of India imposed restrictions on the ability of American Express Banking Corp. to onboard certain customers in India from May 1, 2021 until it complies with rules to store payment system data locally in India. This order does not impact existing customers. We are working towards complying with the regulation.
For more information on payments regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2020 Form 10-K.
Surcharging
In various countries, such as certain Member States in the EU and Australia, merchants are permitted by law to surcharge card purchases. In addition, the laws of a number of states in the United States that prohibit surcharging have been overturned and certain states have passed or are considering laws to permit surcharging by merchants. Surcharging is an adverse customer experience and could have a material adverse effect on us if it becomes widespread, particularly where it only or disproportionately impacts credit card usage, our Card Members and our business. In addition, other steering practices that are permitted by regulation in some countries could also have a material adverse effect on us if they become widespread.
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
Return on average equity — Calculated by dividing the preceding twelve months of net income by one-year monthly average total shareholders’ equity.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to continue building growth momentum and improve our financial performance, which will depend in part on spending volumes and therefore on economies continuing to re-open, vaccination rates increasing, travel restrictions lifting, consumers continuing to spend online and the general public feeling comfortable traveling, shopping and dining out again; credit performance and reserve levels; identifying attractive investment opportunities, including retention and acquisition efforts; our ability to control operating expenses; the effective tax rate remaining consistent with current levels; and our ability to continue our share repurchase program; any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs;
•our ability to grow volumes, revenues and EPS, which could be impacted by, among other things, uncertainty regarding the continued spread of COVID-19 (including new variants) and the availability, distribution and use of effective treatments and vaccines; a further deterioration in global economic and business conditions; consumer and business spending not growing in line with expectations, including G&S spending not continuing to grow and T&E spending not rebounding to around 80 percent of 2019 levels by the end of 2021; an inability or unwillingness of Card Members to pay amounts owed to us; insufficient government support and relief programs to address the ongoing impact of the pandemic; prolonged measures to contain the spread of COVID-19 (including travel restrictions) or premature easing of such containment measures, both of which could further exacerbate the effects on business activity and our Card Members, partners and merchants; health concerns associated with the pandemic continuing to affect consumer behavior, spending levels and preferences, and travel patterns and demand even after government restrictions are lifted and economies re-open; our inability to effectively manage risk in an uncertain environment; market volatility, changes in capital and credit market conditions and the availability and cost of capital; issues impacting brand perceptions and our reputation; the amount and efficacy of investments in share, scale and relevance; an inability of business partners to meet their obligations to us and our customers due to slowdowns or disruptions in their businesses, bankruptcy or liquidation, or otherwise; the impact of any future contingencies, including, but not limited to, restructurings, impairments, changes in reserves, legal costs, the imposition of fines or civil money penalties and increases in Card Member reimbursements; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members;
•future credit performance, the level of future write-off rates and the amount and timing of future credit reserve builds and releases, which will depend in part on changes in consumer behavior that affect loan and receivable balances (such as paydown and revolve rates) and delinquency rates; macroeconomic factors such as unemployment rates, gross domestic product (GDP) and the volume of bankruptcies; the performance of accounts as they graduate and exit from financial relief programs; collections capabilities and recoveries of previously written-off loans and receivables; the enrollment in, and effectiveness of, hardship programs and troubled debt restructurings; continued government support for the economy; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
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
•net card fees not performing consistent with current expectations, which could be impacted by, among other things, the further deterioration in macroeconomic conditions impacting the ability and desire of Card Members to pay card fees; higher Card Member attrition rates; Card Members continuing to be attracted to our premium card products and the pace of Card Member acquisition activity; and our inability to address competitive pressures and implement our strategies and business initiatives, including introducing new and enhanced benefits and services that are designed for the current environment;
•the average discount rate not performing consistent with current expectations, including as a result of further changes in the mix of spending by location and industry (including the level of T&E spending), merchant negotiations (including merchant incentives, concessions and volume-related pricing discounts), competition, pricing regulation (including regulation of competitors’ interchange rates) and other factors;
•our tax rate not remaining consistent with current levels, which could be impacted by, among other things, further changes in tax laws and regulation, our geographic mix of income, unfavorable tax audits and other unanticipated tax items;
•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may materially impact the prices charged to merchants that accept American Express cards, our ability to maintain the Platinum card franchise’s leadership in the premium space, competition for new and existing cobrand relationships, competition from new and non-traditional competitors and the success of marketing, promotion and rewards programs;
•changes affecting our plans regarding the return of capital to shareholders, including the level of share repurchases over the next several quarters, which will depend on factors such as capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and new guidance from the Federal Reserve; our results of operations and financial condition; our credit ratings and rating agency considerations; and the economic environment and market conditions in any given period;
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
•legal and regulatory developments, which could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or alter our relationships with Card Members, partners, merchants and other third parties, including our ability to continue certain cobrand relationships in the EU and U.K.; exert further pressure on the average discount rate and GNS business; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or civil money penalties; materially affect capital or liquidity requirements, results of operations or ability to pay dividends; or result in harm to the American Express brand;
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners and merchants that represent a significant portion of our business, such as the airline industry, or partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as continued waves of COVID-19 cases, whether and when populations achieve herd immunity, severe weather conditions, natural disasters, power loss, disruptions in telecommunications, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.

A further description of these uncertainties and other risks can be found in the 2020 Form 10-K, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2021	2020
Revenues
Non-interest revenues
Discount revenue	$6,327	$4,015
Net card fees	1,286	1,141
Other fees and commissions	560	449
Other	252	186
Total non-interest revenues	8,425	5,791
Interest income
Interest on loans	2,094	2,368
Interest and dividends on investment securities	24	27
Deposits with banks and other	22	31
Total interest income	2,140	2,426
Interest expense
Deposits	113	260
Long-term debt and other	209	282
Total interest expense	322	542
Net interest income	1,818	1,884
Total revenues net of interest expense	10,243	7,675
Provisions for credit losses
Card Member receivables	(125)	355
Card Member loans	(396)	969
Other	(85)	231
Total provisions for credit losses	(606)	1,555
Total revenues net of interest expense after provisions for credit losses	10,849	6,120
Expenses
Marketing and business development	2,219	1,362
Card Member rewards	2,712	1,349
Card Member services	432	208
Salaries and employee benefits	1,539	1,349
Other, net	1,007	1,230
Total expenses	7,909	5,498
Pretax income	2,940	622
Income tax provision	660	365
Net income	$2,280	$257
Earnings per Common Share (Note 14)(a)
Basic	$2.81	$0.29
Diluted	$2.80	$0.29
Average common shares outstanding for earnings per common share:
Basic	801	804
Diluted	802	805
(a)Represents net income less (i) earnings allocated to participating share awards of $16 million and $2 million for the three months ended June 30, 2021 and 2020, respectively, and (ii) dividends on preferred shares of $15 million and $17 million for the three months ended June 30, 2021 and 2020, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2021	2020
Revenues
Non-interest revenues
Discount revenue	$11,569	$9,853
Net card fees	2,539	2,251
Other fees and commissions	1,080	1,169
Other	471	498
Total non-interest revenues	15,659	13,771
Interest income
Interest on loans	4,238	5,277
Interest and dividends on investment securities	48	65
Deposits with banks and other	46	130
Total interest income	4,332	5,472
Interest expense
Deposits	247	586
Long-term debt and other	437	672
Total interest expense	684	1,258
Net interest income	3,648	4,214
Total revenues net of interest expense	19,307	17,985
Provisions for credit losses
Card Member receivables	(135)	952
Card Member loans	(969)	2,845
Other	(177)	379
Total provisions for credit losses	(1,281)	4,176
Total revenues net of interest expense after provisions for credit losses	20,588	13,809
Expenses
Marketing and business development	3,985	3,067
Card Member rewards	4,955	3,741
Card Member services	749	664
Salaries and employee benefits	3,089	2,744
Other, net	1,877	2,519
Total expenses	14,655	12,735
Pretax income	5,933	1,074
Income tax provision	1,418	450
Net income	$4,515	$624
Earnings per Common Share (Note 14)(a)
Basic	$5.55	$0.71
Diluted	$5.54	$0.71
Average common shares outstanding for earnings per common share:
Basic	802	806
Diluted	803	807
(a)Represents net income less (i) earnings allocated to participating share awards of $31 million and $4 million for the six months ended June 30, 2021 and 2020, respectively, and (ii) dividends on preferred shares of $29 million and $49 million for the six months ended June 30, 2021 and 2020, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2021	2020	2021	2020
Net income	$2,280	$257	$4,515	$624
Other comprehensive income (loss):
Net unrealized debt securities (losses) gains, net of tax	(11)	(5)	(23)	52
Foreign currency translation adjustments, net of tax	19	123	2	(199)
Net unrealized pension and other postretirement benefits, net of tax	9	(33)	35	(27)
Other comprehensive income (loss)	17	85	14	(174)
Comprehensive income	$2,297	$342	$4,529	$450
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2021, $14; 2020, nil)	$2,671	$2,984
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2021, $46; 2020, $92)	26,702	29,824
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2021, $1,379; 2020, $47)	1,423	157
Total cash and cash equivalents	30,796	32,965
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2021, $4,787; 2020, $4,296), less reserves for credit losses: 2021, $73; 2020, $267	47,512	43,434
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2021, $25,149; 2020, $25,908), less reserves for credit losses: 2021, $3,835; 2020, $5,344	71,775	68,029
Other loans, less reserves for credit losses: 2021, $72; 2020, $238	2,154	2,614
Investment securities	12,443	21,631
Premises and equipment, less accumulated depreciation and amortization: 2021, $8,084; 2020, $7,540	4,891	5,015
Other assets, less reserves for credit losses: 2021, $39; 2020, $85	17,402	17,679
Total assets	$186,973	$191,367
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$84,905	$86,875
Accounts payable	9,708	9,444
Short-term borrowings	1,864	1,878
Long-term debt (includes debt issued by consolidated variable interest entities: 2021, $11,866; 2020, $12,760)	37,363	42,952
Other liabilities	27,594	27,234
Total liabilities	$161,434	$168,383
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of June 30, 2021 and December 31, 2020	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 798 million shares as of June 30, 2021 and 805 million shares as of December 31, 2020	160	161
Additional paid-in capital	11,858	11,881
Retained earnings	16,402	13,837
Accumulated other comprehensive income (loss)
Net unrealized debt securities gains, net of tax of: 2021, $14; 2020, $20	42	65
Foreign currency translation adjustments, net of tax of: 2021, $(411); 2020, $(381)	(2,227)	(2,229)
Net unrealized pension and other postretirement benefits, net of tax of: 2021, $(223); 2020, $(236)	(696)	(731)
Total accumulated other comprehensive income (loss)	(2,881)	(2,895)
Total shareholders’ equity	25,539	22,984
Total liabilities and shareholders’ equity	$186,973	$191,367

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30 (Millions)	2021	2020
Cash Flows from Operating Activities
Net income	$4,515	$624
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	(1,281)	4,176
Depreciation and amortization	834	711
Deferred taxes and other	(294)	335
Stock-based compensation	183	109
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	282	(792)
Accounts payable & other liabilities	1,226	(5,252)
Net cash provided by (used in) operating activities	5,465	(89)
Cash Flows from Investing Activities
Sale of investment securities	37	36
Maturities and redemptions of investment securities	9,684	4,573
Purchase of investments	(824)	(16,132)
Net (increase) decrease in Card Member loans and receivables, and other loans	(6,280)	34,356
Purchase of premises and equipment, net of sales: 2021, $40; 2020, nil	(609)	(689)
Other investing activities	1	2
Net cash provided by investing activities	2,009	22,146
Cash Flows from Financing Activities
Net (decrease) increase in customer deposits	(1,966)	11,519
Net increase (decrease) in short-term borrowings	17	(4,859)
Proceeds from long-term debt	18	—
Payments of long-term debt	(5,409)	(9,699)
Issuance of American Express common shares	45	33
Repurchase of American Express common shares and other	(1,397)	(1,025)
Dividends paid	(724)	(749)
Net cash used in financing activities	(9,416)	(4,780)
Effect of foreign currency exchange rates on cash and cash equivalents	(227)	380
Net (decrease) increase in cash and cash equivalents	(2,169)	17,657
Cash and cash equivalents at beginning of period	32,965	24,446
Cash and cash equivalents at end of period	$30,796	$42,103

Supplemental cash flow information
Cash and cash equivalents reconciliation	Jun-21	Dec-20	Jun-20	Dec-19
Cash and cash equivalents per Consolidated Balance Sheets	$30,796	$32,965	$42,103	$24,446
Restricted balances included in Cash and cash equivalents	1,841	606	606	514
Total cash and cash equivalents excluding restricted balances	$28,955	$32,359	$41,497	$23,932

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended June 30, 2021 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of March 31, 2021	$24,449	$—	$161	$11,878	$(2,898)	$15,308
Net income	2,280	—	—	—	—	2,280
Other comprehensive income	17	—	—	—	17	—
Repurchase of common shares	(908)	—	(1)	(85)	—	(822)
Other changes, primarily employee plans	62	—	—	65	—	(3)
Cash dividends declared preferred Series B, $12.08 per share	(7)	—	—	—	—	(7)
Cash dividends declared preferred Series C, $10.43 per share	(8)	—	—	—	—	(8)
Cash dividends declared common, $0.43 per share	(346)	—	—	—	—	(346)
Balances as of June 30, 2021	$25,539	$—	$160	$11,858	$(2,881)	$16,402

Six months ended June 30, 2021 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2020	$22,984	$—	$161	$11,881	$(2,895)	$13,837
Net income	4,515	—	—	—	—	4,515
Other comprehensive income	14	—	—	—	14	—
Repurchase of common shares	(1,346)	—	(2)	(134)	—	(1,210)
Other changes, primarily employee plans	94	—	1	111	—	(18)
Cash dividends declared preferred Series B, $24.51 per share	(14)	—	—	—	—	(14)
Cash dividends declared preferred Series C, $20.73 per share	(15)	—	—	—	—	(15)
Cash dividends declared common, $0.86 per share	(693)	—	—	—	—	(693)
Balances as of June 30, 2021	$25,539	$—	$160	$11,858	$(2,881)	$16,402
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended June 30, 2020 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of March 31, 2020	$21,006	$—	$161	$11,680	$(2,996)	$12,161
Net income	257	—	—	—	—	257
Other comprehensive income	85	—	—	—	85	—
Other changes, primarily employee plans	79	—	—	80	—	(1)
Cash dividends declared preferred Series B, $12.37 per share	(9)	—	—	—	—	(9)
Cash dividends declared preferred Series C, $10.29 per share	(8)	—	—	—	—	(8)
Cash dividends declared common, $0.43 per share	(348)	—	—	—	—	(348)
Balances as of June 30, 2020	$21,062	$—	$161	$11,760	$(2,911)	$12,052

Six months ended June 30, 2020 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2019	$23,071	$—	$163	$11,774	$(2,737)	$13,871
Cumulative effect of change in accounting principle - Reserve for Credit Losses(a)	(882)	—	—	—	—	(882)
Net income	624	—	—	—	—	624
Other comprehensive loss	(174)	—	—	—	(174)	—
Repurchase of common shares	(875)	—	(2)	(105)	—	(768)
Other changes, primarily employee plans	43	—	—	91	—	(48)
Cash dividends declared preferred Series B, $26.46 per share	(20)	—	—	—	—	(20)
Cash dividends declared preferred Series C, $34.79 per share	(29)	—	—	—	—	(29)
Cash dividends declared common, $0.86 per share	(696)	—	—	—	—	(696)
Balances as of June 30, 2020	$21,062	$—	$161	$11,760	$(2,911)	$12,052
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
Effective April 1, 2021, we prospectively changed the recognition of certain costs paid to a third party previously recognized over the twelve month card membership period in Net card fees in the Consolidated Statements of Income; such costs are now recorded as incurred in Marketing and business development expense. This change is not material to the Consolidated Financial Statements.
Recently Adopted Accounting Standards
Effective January 1, 2021, we elected to change our accounting for investments in qualified affordable housing projects from the equity method of accounting to the proportional amortization method (PAM) in accordance with the accounting guidance. PAM results in the amortization of the initial cost of the investment in proportion to the related tax credits, and recognition of the net investment performance in the statement of income as a component of Income tax provision, while the equity method reflected losses related to the investments as a component of Other, net expenses. As a result, we believe PAM is preferable as it better reflects the economics of our tax credit investments. Since the impact of this change is immaterial to our prior and current period financial statements, we implemented PAM on a prospective basis which resulted in a one-time charge to Income tax provision of $55 million in the first quarter of 2021, reflecting the cumulative impact of the difference in the timing of expense recognition between the equity method and PAM.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Loans and Card Member Receivables
Our lending and charge payment card products result in the generation of Card Member loans and Card Member receivables. We also extend credit to consumer and commercial customers through non-card financing products, resulting in Other loans.
Card Member loans by segment and Other loans as of June 30, 2021 and December 31, 2020 consisted of:

(Millions)	2021	2020
Global Consumer Services Group (a)	$60,561	$60,084
Global Commercial Services	15,049	13,289
Card Member loans	75,610	73,373
Less: Reserves for credit losses	3,835	5,344
Card Member loans, net	$71,775	$68,029
Other loans, net (b)	$2,154	$2,614
(a)Includes approximately $25.1 billion and $25.9 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of June 30, 2021 and December 31, 2020, respectively.
(b)Other loans represent consumer and commercial non-card financing products, and Small Business Administration Paycheck Protection Program (PPP) loans. There were $0.2 billion and $0.6 billion of gross PPP loans outstanding as of June 30, 2021 and December 31, 2020, respectively. Other loans are presented net of reserves for credit losses of $72 million and $238 million as of June 30, 2021 and December 31, 2020, respectively.
Card Member receivables by segment as of June 30, 2021 and December 31, 2020 consisted of:

(Millions)	2021	2020
Global Consumer Services Group	$19,932	$18,685
Global Commercial Services (a)	27,653	25,016
Card Member receivables	47,585	43,701
Less: Reserves for credit losses	73	267
Card Member receivables, net	$47,512	$43,434
(a)Includes $4.8 billion and $4.3 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of June 30, 2021 and December 31, 2020, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of June 30, 2021 and December 31, 2020:

2021 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$60,138	$119	$86	$218	$60,561
Global Commercial Services
Global Small Business Services	14,927	22	14	31	14,994
Global Corporate Payments (a)	(b)	(b)	(b)	—	55
Card Member Receivables:
Global Consumer Services Group	19,844	34	16	38	19,932
Global Commercial Services
Global Small Business Services	$15,853	$32	$14	$30	$15,929
Global Corporate Payments (a)	(b)	(b)	(b)	$32	$11,724

2020 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$59,442	$177	$148	$317	$60,084
Global Commercial Services
Global Small Business Services	13,132	27	20	47	13,226
Global Corporate Payments (a)	(b)	(b)	(b)	—	63
Card Member Receivables:
Global Consumer Services Group	18,570	33	26	56	18,685
Global Commercial Services
Global Small Business Services	$14,023	$37	$21	$38	$14,119
Global Corporate Payments (a)	(b)	(b)	(b)	$60	$10,897
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

	2021			2020
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	1.3%	1.7%	0.7%	2.7%	3.3%	1.6%
Global Small Business Services	0.8%	1.0%	0.4%	2.1%	2.4%	1.6%
Card Member Receivables:
Global Consumer Services Group	0.4%	0.5%	0.4%	2.2%	2.4%	1.3%
Global Small Business Services	0.3%	0.4%	0.5%	2.4%	2.6%	2.1%
Global Corporate Payments(d)	(b)	(0.3)%	(c)	(b)	2.2%	(c)
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
(c)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ Days Past Billing as a % of total was 0.3% and 2.5% as of June 30, 2021 and 2020, respectively.
(d)The net write-off rate for the current year includes a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which had resulted in a $53 million write-off in the prior year.

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
The following tables provide additional information with respect to our impaired loans and receivables as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
			Accounts Classified as a TDR (c)
2021 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$136	$88	$1,057	$729	$2,010	$655
Global Commercial Services	15	16	256	263	550	229
Card Member Receivables:
Global Consumer Services Group	—	—	154	86	240	52
Global Commercial Services	—	—	282	220	502	86
Other Loans(f)	1	1	140	5	147	13
Total	$152	$105	$1,889	$1,303	$3,449	$1,035

	As of December 31, 2020
			Accounts Classified as a TDR (c)
2020 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$203	$146	$1,586	$248	$2,183	$782
Global Commercial Services	21	29	478	67	595	285
Card Member Receivables:
Global Consumer Services Group	—	—	240	34	274	60
Global Commercial Services	—	—	534	75	609	139
Other Loans (f)	2	1	248	6	257	80
Total	$226	$176	$3,086	$430	$3,918	$1,346
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
(c)Accounts classified as a TDR include $29 million and $32 million that are over 90 days past due and accruing interest as of June 30, 2021 and December 31, 2020, respectively, and $11 million that are non-accruals as of both June 30, 2021 and December 31, 2020.
(d)In Program TDRs include accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $1,140 million and $316 million of accounts that have successfully completed a modification program and $163 million and $114 million of accounts that were not in compliance with the terms of the modification programs as of June 30, 2021 and December 31, 2020, respectively.
(f)Other loans primarily represent consumer and commercial non-card financing products.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans and Receivables Modified as TDRs
The following tables provide additional information with respect to loans and receivables that entered a financial relief program and were modified as TDRs during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	23	$172	13	(b)	61	$459	13	(b)
Card Member Receivables	4	83	(c)	18	11	200	(c)	18
Other Loans(d)	1	2	3	18	2	$10	3	15
Total	28	$257			74	$669

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	116	$1,103	14	(b)	140	$1,298	14	(b)
Card Member Receivables	22	744	(c)	18	25	818	(c)	19
Other Loans(d)	5	$154	4	15	5	$154	4	15
Total	143	$2,001			170	$2,270
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide information with respect to loans and receivables modified as TDRs that subsequently defaulted within twelve months of modification. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	9	$69	16	$116
Card Member Receivables	3	19	4	38
Other Loans (b)	1	3	2	8
Total	13	$91	22	$162

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	3	$24	7	$52
Card Member Receivables	1	9	2	18
Other Loans (b)	1	1	1	$1
Total	5	$34	10	$71
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Second quarter of 2021	6%	8% - 10%	11%	4% - (4)%
Fourth quarter of 2021	4% - 8%	7% - 11%	7% - (3)%	6% - (2)%
Fourth quarter of 2022	4% - 9%	6% - 12%	2%	4% - 3%
Fourth quarter of 2023	3% - 7%	4% -10%	3% - 2%	5% - 3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses decreased for the three and six months ended June 30, 2021, driven by lower delinquencies, improved portfolio quality and improving macroeconomic outlooks, all of which were partially offset by an increase in the outstanding balance of loans.

Card Member loans reserve for credit losses increased for the three and six months ended June 30, 2020, driven by the deterioration of the global macroeconomic outlook, as a result of the COVID-19 pandemic, partially offset by a decline in the outstanding balance of loans.
The following table presents changes in the Card Member loans reserve for credit losses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2021	2020	2021	2020
Beginning Balance	$4,467	$5,236	$5,344	$4,027
Provisions (a)	(396)	969	(969)	2,845
Net write-offs (b)
Principal	(185)	(499)	(426)	(1,017)
Interest and fees	(58)	(103)	(121)	(210)
Other (c)	7	25	7	(17)
Ending Balance	$3,835	$5,628	$3,835	$5,628
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $172 million and $134 million for the three months ended June 30, 2021 and 2020, respectively, and $340 million and $279 million for the six months ended June 30, 2021 and 2020, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(43) million and $(32) million for the three months June 30, 2021 and 2020, respectively, and $(88) million and $(63) million for the six months ended June 30, 2021 and 2020, respectively.
(c)Primarily includes foreign currency translation adjustments of $7 million and $25 million for the three months ended June 30, 2021 and 2020, respectively, and $6 million and $(17) million for the six months ended June 30, 2021 and 2020, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses decreased for the three and six months ended June 30, 2021, driven by lower delinquencies, improved portfolio quality and improving macroeconomic outlooks, all of which were partially offset by an increase in the outstanding balance of receivables.

Card Member receivables reserve for credit losses increased for the three and six months ended June 30, 2020, driven by the deterioration of the global macroeconomic outlook, as a result of the COVID-19 pandemic, partially offset by a decline in the outstanding balance of receivables.
The following table presents changes in the Card Member receivables reserve for credit losses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2021	2020	2021	2020
Beginning Balance	$202	$459	$267	$126
Provisions (a)	(125)	355	(135)	952
Net write-offs (b)	(4)	(299)	(57)	(557)
Other (c)	—	4	(2)	(2)
Ending Balance	$73	$519	$73	$519
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $127 million and $88 million for the three months ended June 30, 2021 and 2020, respectively, and $224 million and $180 million for the six months ended June 30, 2021 and 2020, respectively. Amounts include net (write-offs) recoveries from TDRs of $(16) million and $(9) million for the three months ended June 30, 2021 and 2020, respectively, and $(36) million and $(16) million for the six months ended June 30, 2021 and 2020, respectively.
(c)Primarily includes foreign currency translation adjustments of nil and $4 million for the three months ended June 30, 2021 and 2020, respectively, and $(1) million for both the six months ended June 30, 2021 and 2020.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $21 million and $26 million as of June 30, 2021 and December 31, 2020, respectively, presented as Other assets on the Consolidated Balance Sheets.
Investment securities also include equity securities carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in the Consolidated Statements of Income as Other, net expense.
Realized gains and losses are recognized upon disposition of the securities using the specific identification method.
The following is a summary of investment securities as of June 30, 2021 and December 31, 2020:

	2021				2020
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$133	$6	$(1)	$138	$172	$7	$—	$179
U.S. Government agency obligations	6	—	—	6	7	—	—	7
U.S. Government treasury obligations	11,397	49	—	11,446	20,655	76	—	20,731
Mortgage-backed securities (a)	22	2	—	24	28	2	—	30
Foreign government bonds and obligations	741	—	—	741	581	—	—	581
Other (b)	37	—	—	37	22	—	—	22
Equity securities (c)	52	1	(2)	51	56	27	(2)	81
Total	$12,388	$58	$(3)	$12,443	$21,521	$112	$(2)	$21,631
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in Corporate debt securities and debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021. There were no available-for-sale debt securities with gross unrealized losses as of December 31, 2020.

	2021
	Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$26	$(1)	$—	$—
Total	$26	$(1)	$—	$—
The following table summarizes the gross unrealized losses by ratio of fair value to amortized cost as of June 30, 2021. There were no available-for-sale debt securities with gross unrealized losses as of December 31, 2020.

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2021:
90%–100%	6	$26	$(1)	—	$—	$—	6	$26	$(1)
Less than 90%	—	—	—	—	—	—	—	—	—
Total as of June 30, 2021	6	$26	$(1)	—	$—	$—	6	$26	$(1)
Contractual maturities for investment securities with stated maturities as of June 30, 2021 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$11,001	$11,014
Due after 1 year but within 5 years	1,201	1,235
Due after 5 years but within 10 years	35	42
Due after 10 years	99	101
Total	$12,336	$12,392
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of June 30, 2021 and December 31, 2020, our ownership of variable interests was $13.5 billion and $13.4 billion, respectively, for the Lending Trust and $4.8 billion and $4.3 billion, respectively, for the Charge Trust. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust and Charge Trust was $1.4 billion and nil, respectively, as of June 30, 2021 and $47 million and nil, respectively, as of December 31, 2020. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the six months ended June 30, 2021 and the year ended December 31, 2020, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of June 30, 2021 and December 31, 2020, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2021	2020
U.S.:
Interest-bearing	$83,823	$85,583
Non-interest-bearing (includes Card Member credit balances of: 2021, $442; 2020, $576)	466	599
Non-U.S.:
Interest-bearing	19	19
Non-interest-bearing (includes Card Member credit balances of: 2021, $593; 2020, $671)	597	674
Total customer deposits	$84,905	$86,875
Customer deposits by deposit type as of June 30, 2021 and December 31, 2020 were as follows:

(Millions)	2021	2020
U.S. retail deposits:
Savings accounts – Direct	$65,472	$63,512
Certificates of deposit:
Direct	1,963	2,440
Third-party (brokered)	3,757	5,561
Sweep accounts – Third-party (brokered)	12,631	14,070
Other deposits:
U.S. non-interest bearing deposits	24	23
Non-U.S. deposits	23	22
Card Member credit balances ― U.S. and non-U.S.	1,035	1,247
Total customer deposits	$84,905	$86,875
The scheduled maturities of certificates of deposit as of June 30, 2021 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2021	$1,432	$4	$1,436
2022	3,104	4	3,108
2023	682	—	682
2024	283	—	283
2025	210	—	210
After 5 years	9	—	9
Total	$5,720	$8	$5,728
As of June 30, 2021 and December 31, 2020, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2021	2020
U.S.	$745	$930
Non-U.S.	1	1
Total	$746	$931

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
In addition, we face exposure associated with Card Member purchases, including with respect to the following:
•Return Protection — refunds the price of qualifying purchases made with eligible cards, where the merchant will not accept the return, for up to 90 days from the date of purchase; and
•Merchant Protection — protects Card Members primarily against non-delivery of purchases, usually in the event of the bankruptcy or liquidation of a merchant. When this occurs, the Card Member may dispute the transaction for which we will generally credit the Card Member’s account. If we are unable to collect the amount from the merchant, we may bear the loss for the amount credited to the Card Member. The largest component of the exposure relates to Card Member transactions associated with travel-related merchants, primarily through business arrangements where we have remitted payment to such merchants for a Card Member travel purchase that has not yet been used or “flown.”
We have an accrual of $33 million related to these exposures as of June 30, 2021. To date, we have not experienced significant losses related to these exposures; however, our historical experience may not be representative in the current environment given the economic and financial disruptions caused by the COVID-19 pandemic and resulting containment measures. A reasonably possible loss related to these exposures in excess of the recorded accrual cannot be quantified as the Card Member purchases that may include or result in claims are not sufficiently estimable, although we believe our risk of loss has increased as a result of the COVID-19 pandemic.

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
A majority of our derivative assets and liabilities as of June 30, 2021 and December 31, 2020 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of June 30, 2021, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of June 30, 2021 and December 31, 2020, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2021 and December 31, 2020:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$352	$500	$—	$—
Net investment hedges - Foreign exchange contracts	76	24	129	474
Total derivatives designated as hedging instruments	428	524	129	474
Derivatives not designated as hedging instruments:
Foreign exchange contracts	153	105	65	228
Total derivatives, gross	581	629	194	702
Derivative asset and derivative liability netting (b)	(97)	(98)	(97)	(98)
Cash collateral netting (c)	(352)	(500)	—	(16)
Total derivatives, net	$132	$31	$97	$588
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
We posted $23 million and $34 million as of June 30, 2021 and December 31, 2020, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $12.9 billion and $15.8 billion of fixed-rate debt obligations designated in fair value hedging relationships as of June 30, 2021 and December 31, 2020, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and six months ended June 30:

	Gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2021	2020	2021	2020
Fixed-rate long-term debt	$55	$4	$198	$(593)
Derivatives designated as hedging instruments	(54)	(10)	(199)	601
Total	$1	$(6)	$(1)	$8
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $13.2 billion and $16.4 billion as of June 30, 2021 and December 31, 2020, respectively, including the cumulative amount of fair value hedging adjustments of $424 million and $622 million for the respective periods.
We recognized net decreases of $63 million and $81 million in Interest expense on Long-term debt for the three months ended June 30, 2021 and 2020, respectively, and net decreases of $136 million and $102 million for the six months ended June 30, 2021 and 2020, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $10.8 billion and $10.5 billion of foreign currency derivatives designated as net investment hedges as of June 30, 2021 and December 31, 2020, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were losses of $108 million and $339 million for the three months ended June 30, 2021 and 2020, respectively, and a loss of $102 million and a gain of $393 million for the six months ended June 30, 2021 and 2020, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, were not significant for any of the three and six months ended June 30, 2021 and 2020.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $14.4 billion as of both June 30, 2021 and December 31, 2020. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net losses of $9 million and $2 million for the three months ended June 30, 2021 and 2020, respectively, and a net loss of $14 million and a net gain of $18 million for the six months ended June 30, 2021 and 2020, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of June 30, 2021 and December 31, 2020:

	2021				2020
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$51	$50	$1	$—	$81	$80	$1	$—
Debt securities (b)	12,392	—	12,372	20	21,550	—	21,550	—
Derivatives, gross (a)	581	—	581	—	629	—	629	—
Total Assets	13,024	50	12,954	20	22,260	80	22,180	—
Liabilities:
Derivatives, gross (a)	194	—	194	—	702	—	702	—
Total Liabilities	$194	$—	$194	$—	$702	$—	$702	$—
(a)Refer to Note 4 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities on a further disaggregated basis.
(b)Level 3 fair value amount represents investments in debt securities issued by Community Development Financial Institutions.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2021 and December 31, 2020. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2021 and December 31, 2020, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2021 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$31	$31	$28	$3	$—
Other financial assets (b)	50	50	—	50	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	74	78	—	—	78

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	101	101	—	101	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	6	6	—	6	—
Long-term debt (c)	$37	$39	$—	$39	$—

	Carrying Value	Corresponding Fair Value Amount
2020 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$33	$33	$31	$2	$—
Other financial assets (b)	46	46	—	46	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	71	75	—	—	75

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	101	101	—	101	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	8	8	—	8	—
Long-term debt (c)	$43	$45	$—	$45	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $4.8 billion and $4.2 billion held by a consolidated VIE as of June 30, 2021 and December 31, 2020, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $25.2 billion and $25.8 billion as of June 30, 2021 and December 31, 2020, respectively, and the fair values of Long-term debt were $12.0 billion and $13.0 billion as of June 30, 2021 and December 31, 2020, respectively.
(d)Presented as a component of Customer deposits on the Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired or where there are observable price changes for equity investments without readily determinable fair values. During the six months ended June 30, 2021 and the year ended December 31, 2020, we did not have any material assets that were measured at fair value due to impairment.
We estimate the Level 3 fair value of equity investments without readily determinable fair values based on price changes as of the date of new similar equity financing transactions completed by the companies in our portfolio. The carrying value of equity investments without readily determinable fair values totaled $1.2 billion and $530 million as of June 30, 2021 and December 31, 2020, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets. We recorded net unrealized gains of $248 million and $7 million for the three months ended June 30, 2021 and 2020, and $625 million and $22 million for the six months ended June 30, 2021 and 2020, respectively. Unrealized losses including any impairments were not significant for any of the three and six months ended June 30, 2021 and 2020. Beginning in January 2018, cumulative net unrealized gains for equity investments without readily determinable fair values totaled $977 million and $347 million as of June 30, 2021 and December 31, 2020, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both June 30, 2021 and December 31, 2020.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $26 million, respectively, as of June 30, 2021, and $1 billion and $24 million, respectively, as of December 31, 2020, all of which were primarily related to our real estate and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.
11. Changes in Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and six months ended June 30, 2021 and 2020 were as follows:

Three Months Ended June 30, 2021 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of March 31, 2021	$53	$(2,246)	$(705)	$(2,898)
Net unrealized losses	(11)	—	—	(11)
Net translation on investments in foreign operations	—	127	—	127
Net hedges of investments in foreign operations	—	(108)	—	(108)
Pension and other postretirement benefits	—	—	9	9
Net change in accumulated other comprehensive income (loss)	(11)	19	9	17
Balances as of June 30, 2021	$42	$(2,227)	$(696)	$(2,881)

Six Months Ended June 30, 2021 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2020	$65	$(2,229)	$(731)	$(2,895)
Net unrealized losses	(23)	—	—	(23)
Net translation on investments in foreign operations	—	104	—	104
Net hedges of investments in foreign operations	—	(102)	—	(102)
Pension and other postretirement benefits	—	—	35	35
Net change in accumulated other comprehensive income (loss)	(23)	2	35	14
Balances as of June 30, 2021	$42	$(2,227)	$(696)	$(2,881)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended June 30, 2020 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of March 31, 2020	$90	$(2,511)	$(575)	$(2,996)
Net unrealized losses	(5)	—	—	(5)
Decrease due to amounts reclassified into earnings	—	(3)	—	(3)
Net translation on investments in foreign operations	—	465	—	465
Net hedges of investments in foreign operations	—	(339)	—	(339)
Pension and other postretirement benefits	—	—	(33)	(33)
Net change in accumulated other comprehensive income (loss)	(5)	123	(33)	85
Balances as of June 30, 2020	$85	$(2,388)	$(608)	$(2,911)

Six Months Ended June 30, 2020 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2019	$33	$(2,189)	$(581)	$(2,737)
Net unrealized gains	52	—	—	52
Decrease due to amounts reclassified into earnings	—	(3)	—	(3)
Net translation on investments in foreign operations	—	(589)	—	(589)
Net hedges of investments in foreign operations	—	393	—	393
Pension and other postretirement benefits	—	—	(27)	(27)
Net change in accumulated other comprehensive income (loss)	52	(199)	(27)	(174)
Balances as of June 30, 2020	$85	$(2,388)	$(608)	$(2,911)

The following table shows the tax impact for the three and six months ended June 30 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2021	2020	2021	2020
Net unrealized (losses) gains on debt securities	$(3)	$(2)	$(6)	$16
Net translation on investments in foreign operations	(3)	(6)	5	24
Net hedges of investments in foreign operations	(35)	(106)	(35)	124
Pension and other postretirement benefits	2	(1)	13	11
Total tax impact	$(39)	$(115)	$(23)	$175
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, were not significant for any of the three and six months ended June 30, 2021 and 2020.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Other Fees and Commissions and Other Expenses
The following is a detail of Other fees and commissions for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2021	2020	2021	2020
Fees charged to Card Members:
Delinquency fees	$146	$196	$294	$456
Foreign currency conversion fee revenue	109	57	205	250
Other customer fees:
Loyalty coalition-related fees	121	90	245	198
Travel commissions and fees	57	5	90	65
Service fees and other (a)	127	101	246	200
Total Other fees and commissions	$560	$449	$1,080	$1,169
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
The following is a detail of Other expenses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2021	2020	2021	2020
Data processing and equipment (a)	$577	$564	$1,159	$1,113
Professional services	458	406	861	845
Net unrealized gains on Amex Ventures equity investments (b)	(248)	(7)	(625)	(22)
Other (c)	220	267	482	583
Total Other expenses	$1,007	$1,230	$1,877	$2,519
(a)Effective for the first quarter of 2021, we changed the expense category name from Occupancy and equipment to Data processing and equipment to better reflect the nature and components of the expense.
(b)Represents net unrealized gains on equity investments without a readily determinable fair value.
(c)Other expense primarily includes general operating expenses, communication expenses, non-income taxes, Card Member and merchant-related fraud losses, foreign currency-related gains and losses and litigation expenses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate was 22.4 percent and 58.7 percent for the three months ended June 30, 2021 and 2020, respectively, and 23.9 percent and 41.9 percent for the six months ended June 30, 2021 and 2020, respectively. The decrease in both periods primarily reflected the impact of discrete tax charges and lower pretax income in the prior year.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination by the IRS for the 2017 and 2018 tax years.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $133 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $133 million of unrecognized tax benefits, approximately $105 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Basic and diluted:
Net income	$2,280	$257	$4,515	$624
Preferred dividends	(15)	(17)	(29)	(49)
Net income available to common shareholders	$2,265	$240	$4,486	$575
Earnings allocated to participating share awards (a)	(16)	(2)	(31)	(4)
Net income attributable to common shareholders	$2,249	$238	$4,455	$571
Denominator: (a)
Basic: Weighted-average common stock	801	804	802	806
Add: Weighted-average stock options (b)	1	1	1	1
Diluted	802	805	803	807

Basic EPS	$2.81	$0.29	$5.55	$0.71
Diluted EPS	$2.80	$0.29	$5.54	$0.71
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.01 million and 1.51 million of options for the three months ended June 30, 2021 and 2020, respectively, and 0.21 million and 0.59 million of options for the six months ended June 30, 2021 and 2020, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
As a result of organizational changes announced during the second quarter of 2021, our loyalty coalition businesses results, which were previously reported within the Global Merchant and Network Services (GMNS) segment, are now reported within the GCSG segment. Prior period segment results have been revised to conform with current period presentation.
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three and six months ended June 30:

Three Months Ended June 30, 2021 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,464	$2,815	$1,204	$(58)	$8,425
Revenue from contracts with customers (b)	3,223	2,411	1,135	(7)	6,762
Interest income	1,749	345	4	42	2,140
Interest expense	174	111	(20)	57	322
Total revenues net of interest expense	6,039	3,049	1,228	(73)	10,243
Pretax segment income (loss)	$1,882	$839	$527	$(308)	$2,940
Total assets (billions)	$90	$46	$14	$37	$187

Six Months Ended June 30, 2021 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$8,283	$5,247	$2,265	$(136)	$15,659
Revenue from contracts with customers (b)	5,837	4,463	2,129	(13)	12,416
Interest income	3,557	681	8	86	4,332
Interest expense	362	227	(37)	132	684
Total revenues net of interest expense	11,478	5,701	2,310	(182)	19,307
Pretax segment income (loss)	$4,037	$1,504	$912	$(520)	$5,933
Total assets (billions)	$90	$46	$14	$37	$187

Three Months Ended June 30, 2020 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$3,024	$2,014	$827	$(74)	$5,791
Revenue from contracts with customers (b)	1,927	1,652	784	(6)	4,357
Interest income	1,971	402	4	49	2,426
Interest expense	272	154	(6)	122	542
Total revenues net of interest expense	4,723	2,262	837	(147)	7,675
Pretax segment income (loss)	$843	$(22)	$188	$(387)	$622
Total assets (billions)	$81	$38	$11	$59	$189

Six Months Ended June 30, 2020 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$7,030	$4,802	$2,060	$(121)	$13,771
Revenue from contracts with customers (b)	4,729	4,024	1,916	(16)	10,653
Interest income	4,382	901	10	179	5,472
Interest expense	600	354	(42)	346	1,258
Total revenues net of interest expense	10,812	5,349	2,112	(288)	17,985
Pretax segment income (loss)	$1,102	$(3)	$713	$(738)	$1,074
Total assets (billions)	$81	$38	$11	$59	$189
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
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K). The risks and uncertainties that we face are not limited to those set forth in the 2020 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment and stimulus measures, continued outbreaks, and the related impacts to economic and operating conditions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)   ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2021
Repurchase program(a)	—	—	—	98,839,536
Employee transactions(b)	—	—	N/A	N/A

May 1-31, 2021
Repurchase program(a)	3,219,599	$155.57	3,219,599	95,619,937
Employee transactions(b)	53,021	$154.54	N/A	N/A

June 1-30, 2021
Repurchase program(a)	2,471,835	$164,71	2,471,835	93,148,102
Employee transactions(b)	3,160	$154.99	N/A	N/A

Total
Repurchase program(a)	5,691,434	$159.54	5,691,434	93,148,102
Employee transactions(b)	56,181	$154.56	N/A	N/A
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
(c)Share purchases under publicly announced programs are made pursuant to open market purchases, 10b5-1 plans, privately negotiated transactions (including employee benefit plans) or other purchases, including block trades, accelerated share repurchase programs or any combination of such methods as market conditions warrant and at prices we deem appropriate.

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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: July 23, 2021	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell Chief Financial Officer

Date: July 23, 2021	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)