Form 10-Q
period 2021-09-30
AMERICAN EXPRESS CO
filed 2021-10-22
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2021
Common Shares (par value $0.20 per share)	774,555,761	Shares

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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Business Introduction
We are a globally integrated payments company that provides our customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are credit and charge card products, along with travel and lifestyle related services, offered to consumers and businesses around the world. Our range of products and services includes:
•Credit card, charge card, banking and other payment and financing products
•Merchant acquisition and processing, servicing and settlement, and point-of-sale marketing and information products and services for merchants
•Network services
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
•Where we previously used the term “Non-T&E-related volume” to describe spend in merchant categories other than travel and entertainment (T&E)-related merchant categories, we now use the term “Goods & Services (G&S)-related volume.”
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

Business Environment
Our results for the third quarter reflect the strong growth momentum that we have seen in our business over the last several quarters. We continue to see positive results from the increased investments we have made to drive customer acquisition, engagement and retention. Network volumes continued to accelerate on a sequential basis and exceeded pre-pandemic levels for the quarter and credit metrics remained around historic lows.
The Company experienced significant adverse impacts during the prior year due to the COVID-19 pandemic and the resulting containment measures such as lockdowns and travel restrictions implemented by local and national authorities. Year-over-year comparisons for the three-month period reflect the pandemic impact on our business in 2020, with less of an impact for the nine-month period due to the pre-pandemic results for the first two months in the prior year. While the economy has continued to improve, there remains uncertainty related to ongoing effects of the pandemic on the global macroeconomic environment.
Worldwide network volumes for the third quarter increased 29 percent year-over-year and exceeded levels in the third quarter of 2019 (pre-pandemic levels) by 5 percent. Billed business, which represented 85 percent of our total network volumes in the third quarter of 2021 and drives most of our financial results, increased 31 percent and continued to show different paces of recovery for G&S and T&E spend. G&S spend, which accounts for the majority of our billed business, continued to grow sequentially versus the prior quarter and grew by 18 percent on a year-over-year basis, and is now 20 percent above pre-pandemic levels. This growth was primarily driven by ongoing strong performance in online and card-not-present spending even as offline spending exceeded pre-pandemic levels. While T&E spend more than doubled versus the prior year, with continued sequential growth compared to the second quarter, it remained 29 percent below pre-pandemic levels. The year-over-year and sequential growth was primarily driven by U.S. consumer Card Members and small and mid-sized enterprise customers. U.S. billed business increased 32 percent versus the prior year and exceeded pre-pandemic levels by 9 percent. While international billed business grew 28 percent versus the prior year, it remained 8 percent below pre-pandemic levels, as we have historically had a higher mix of T&E spend in our international markets, and we are seeing a slower pace of recovery in T&E spend.
Total revenues net of interest expense increased 25 percent year-over-year reflecting double digit growth in all our non-interest revenue lines. Discount revenue, our largest revenue line, increased 34 percent year-over-year, driven primarily by growth in Card Member spending. Other fees and commissions and Other revenues increased year-over-year, primarily driven by higher travel-related revenues. Net card fees grew 10 percent year over year, as new card acquisitions increased, and Card Member retention remained high. Net interest income grew by 6 percent year-over-year, primarily due to reduced interest expense on deposits and lower outstanding debt, partially offset by lower net interest yields driven by higher paydown rates on revolving loan balances.
Card Member loans increased 11 percent, which was lower than the growth in billed business due to higher paydown rates driven in part by the continued liquidity and financial strength of our customer base. We expect recovery in loan balances and Net interest income to continue to lag the improvement in spend volumes. Provisions for credit losses decreased and resulted in a net benefit, primarily due to lower net write-offs and a higher reserve release driven by improved portfolio quality and a strengthening macroeconomic outlook, partially offset by an increase in the outstanding balance of loans and receivables in the current year. As loan balances begin to rebuild more meaningfully, we expect delinquencies and loss rates to increase slowly over time, however we do not expect to see a material increase in write-off rates in the next few quarters. We are closely monitoring the performance of Card Members exiting our financial relief programs, though early performance indicators are strong. We are mindful that the last of the remaining government stimulus and industry forbearance programs have yet to roll off and we continue to maintain an appropriately significant level of reserves given the remaining uncertainties in the medical and macroeconomic environment.
Card Member rewards, Card Member services and business development expenses are generally correlated to volumes or are variable based on usage, and increased year-over-year due to growth in spend and higher usage of travel-related benefits. Additionally, our higher rewards expense versus last year was partially driven by an increase to our Membership Rewards liability to reflect a higher mix of redemptions in travel-related categories. We continue to make strategic investments in marketing, value propositions on our products, technology, and our colleagues to support our growth momentum. The additional value on several of our premium products is helping to drive increased Card Member engagement and retention rates. We expect marketing investments to remain elevated for the rest of the year while continuing to focus on controlling operating expenses.

Our capital position remains strong, with capital ratios that are well above our targets and regulatory requirements. We are focused on getting back to our Common Equity Tier 1 (CET1) risk-based capital ratio target range of 10 to 11 percent. We returned $3.6 billion of capital to our shareholders during the quarter and plan to continue returning excess capital through share repurchases and dividend payments over the next several quarters.
We remain optimistic that the strength in our business will continue, particularly in the U.S., although we recognize challenges still exist and the pace of recovery remains uneven in different regions of the world. We remain committed to executing our investment strategy for building sustainable long term growth momentum.
See “Certain Legislative, Regulatory and Other Developments” and "Cautionary Note Regarding Forward-Looking Statements" for information on legislative and regulatory changes, additional impacts of the COVID-19 pandemic and other matters that could have a material adverse effect on our results of operations and financial condition.

Results of Operations
The discussions in both the “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three and nine months ended September 30, 2021 compared to the same periods in the prior year, as presented in the accompanying tables. These discussions should be read in conjunction with the discussion under “Business Environment,” which contains further information on the COVID-19 pandemic and the related impacts on our results.
Consolidated Results of Operations
Table 1: Summary of Financial Performance

	Three Months Ended September 30,		Change 2021 vs. 2020		Nine Months Ended September 30,		Change 2021 vs. 2020
(Millions, except percentages and per share amounts)	2021	2020			2021	2020
Total revenues net of interest expense	$10,928	$8,751	$2,177	25%	$30,235	$26,736	$3,499	13%
Provisions for credit losses	(191)	665	(856)	#	(1,472)	4,841	(6,313)	#
Expenses	8,669	6,722	1,947	29	23,324	19,457	3,867	20
Pretax income	2,450	1,364	1,086	80	8,383	2,438	5,945	#
Income tax provision	624	291	333	#	2,042	741	1,301	#
Net income	1,826	1,073	753	70	6,341	1,697	4,644	#
Earnings per common share — diluted (a)	$2.27	$1.30	$0.97	75%	$7.82	$2.01	$5.81	#
Return on average equity (b)	32.6%	15.3%			32.6%	15.3%
Effective tax rate	25.5%	21.3%			24.4%	30.4%
# Denotes a variance of 100 percent or more
(a)Represents net income, less (i) earnings allocated to participating share awards of $14 million and $7 million for the three months ended September 30, 2021 and 2020, respectively, and $45 million and $10 million for the nine months ended September 30, 2021 and 2020, respectively, (ii) dividends on preferred shares of $20 million and $16 million for the three months ended September 30, 2021 and 2020, respectively, and $49 million and $65 million for the nine months ended September 30, 2021 and 2020, respectively, and (iii) an equity-related adjustment of $9 million related to the redemption of preferred shares for the three and nine months ended September 30, 2021. Refer to Note 14 and Note 15 to the "Consolidated Financial Statements" for further details on earnings per common share (EPS) and preferred shares, respectively.
(b)Return on average equity (ROE) is calculated for the relevant periods by dividing the (i) preceding twelve months of net income ($7.8 billion and $3.4 billion for September 30, 2021 and 2020, respectively) by (ii) one-year monthly average of total shareholders’ equity ($23.8 billion and $22.2 billion for September 30, 2021 and 2020, respectively).

Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended September 30,		Change 2021 vs. 2020		Nine Months Ended September 30,		Change 2021 vs. 2020
(Millions, except percentages)	2021	2020			2021	2020
Discount revenue	$6,676	$4,999	$1,677	34%	$18,245	$14,852	$3,393	23%
Net card fees (a)	1,312	1,191	121	10	3,851	3,442	409	12
Other fees and commissions	632	478	154	32	1,712	1,647	65	4
Other	314	209	105	50	785	707	78	11
Total non-interest revenues	8,934	6,877	2,057	30	24,593	20,648	3,945	19
Total interest income	2,301	2,324	(23)	(1)	6,633	7,796	(1,163)	(15)
Total interest expense	307	450	(143)	(32)	991	1,708	(717)	(42)
Net interest income	1,994	1,874	120	6	5,642	6,088	(446)	(7)
Total revenues net of interest expense	$10,928	$8,751	$2,177	25%	$30,235	$26,736	$3,499	13%
(a)Effective April 1, 2021, we prospectively changed the recognition of certain costs paid to a third party previously recognized in Net card fees. Refer to Note 1 to the “Consolidated Financial Statements” for further details.
Total Revenues Net of Interest Expense
Discount revenue increased for both the three and nine month periods, primarily due to increases in worldwide network volumes of 29 percent and 22 percent, respectively.
See Tables 5, 6 and 7 for more details on network volume performance.
The average discount rate was 2.32 percent and 2.27 percent for the three months ended September 30, 2021 and 2020, respectively, and 2.30 percent and 2.29 percent for the nine months ended September 30, 2021 and 2020, respectively. The increase for both periods was primarily due to the change in the mix of spending driven by increased levels of T&E volumes, compared to the prior year.
Net card fees increased for both the three and nine month periods, primarily driven by our premium card product portfolios. Net card fees are recognized on a straight line basis over a twelve month period and are therefore more stable in relation to short term business or economic shifts.
Other fees and commissions increased for both the three and nine month periods. The increase in the three month period was primarily due to higher foreign exchange conversion revenue related to cross-border Card Member spending and higher travel commissions and fees from our consumer travel business. The increase in the nine month period was primarily driven by higher travel commissions and fees from our consumer travel business, increased revenues from our alternative payment solutions and higher loyalty coalition-related fees, partially offset by a decline in late fees due to lower delinquencies.
Other revenues increased for both the three and nine month periods, primarily driven by a lower net loss in the current year from the GBT JV and an increase in travel insurance revenue.
Interest income decreased for both the three and nine month periods, primarily due to a decline in the interest yield on average Card Member loans driven by higher paydown rates on revolving loan balances.
Interest expense decreased for both the three and nine month periods, primarily driven by lower interest rates paid on deposits and a reduction in outstanding debt.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended September 30,		Change 2021 vs. 2020		Nine Months Ended September 30,		Change 2021 vs. 2020
(Millions, except percentages)	2021	2020			2021	2020
Card Member receivables
Net write-offs	$32	$219	$(187)	(85)%	$89	$776	$(687)	(89)%
Reserve (release) build (a)	(44)	(102)	58	(57)	(236)	293	(529)	#
Total	(12)	117	(129)	#	(147)	1,069	(1,216)	#
Card Member loans
Net write-offs	161	523	(362)	(69)	708	1,750	(1,042)	(60)
Reserve (release) build (a)	(338)	48	(386)	#	(1,854)	1,666	(3,520)	#
Total	(177)	571	(748)	#	(1,146)	3,416	(4,562)	#
Other
Net write-offs - Other loans (b)	—	27	(27)	#	19	80	(61)	(76)
Net write-offs - Other receivables (c)	9	12	(3)	(25)	25	20	5	25
Reserve (release) build - Other loans (a)(b)	(5)	(53)	48	(91)	(171)	198	(369)	#
Reserve (release) build - Other receivables (a)(c)	(6)	(9)	3	(33)	(52)	58	(110)	#
Total	(2)	(23)	21	(91)	(179)	356	(535)	#
Total provisions for credit losses	$(191)	$665	$(856)	#	$(1,472)	$4,841	$(6,313)	#
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve (release) build.
(b)Relates to Other loans of $2.4 billion and $2.9 billion, less reserves of $66 million and $238 million, as of September 30, 2021 and December 31, 2020, respectively; and $3.5 billion and $4.8 billion, less reserves of $370 million and $152 million, as of September 30, 2020 and December 31, 2019, respectively.
(c)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $2.7 billion and $3.0 billion, less reserves of $33 million, and $85 million, as of September 30, 2021 and December 31, 2020, respectively; and $2.6 billion and $3.1 billion, less reserves of $85 million and $27 million, as of September 30, 2020 and December 31, 2019, respectively.
Provisions for Credit Losses
Card Member receivables provisions for credit losses decreased for both the three and nine month periods and resulted in a net benefit. The decrease for the three month period was primarily driven by lower net write-offs, partially offset by a smaller reserve release in the current period versus the prior period. The decrease for the nine month period was primarily driven by lower net write-offs and a reserve release in the current period versus a reserve build in the prior period. The reserve releases for the current periods were driven by improved portfolio quality and macroeconomic outlook, partially offset by an increase in the outstanding balance of receivables, and for the current nine month period, the reserve release was also driven by lower delinquencies. The reserve release for the prior three month period was due to lower delinquencies. The reserve build for the prior nine month period was due to the deterioration of the global macroeconomic outlook as a result of the COVID-19 pandemic, partially offset by a decrease in the outstanding balances of receivables.
Card Member loans provisions for credit losses decreased for both the three and nine month periods and resulted in a net benefit due to reserve releases in the current periods versus reserve builds in the prior periods, and lower net write-offs. The reserve releases for the current periods were driven by improved portfolio quality and macroeconomic outlook, partially offset by an increase in the outstanding balance of loans, and for the current nine month period, the reserve release was also driven by lower delinquencies. The reserve builds for the prior periods were due to the previously mentioned deterioration of the global macroeconomic outlook, partially offset by a decrease in the outstanding balances of loans and lower delinquencies.
Other provision for credit losses increased for the three month period and decreased for the nine month period. The increase in the three month period was primarily driven by smaller reserve releases in the current period versus the prior period, partially offset by lower net write-offs. The decrease in the nine month period was primarily due to a reserve release in the current period versus a reserve build in the prior period, and lower net write-offs. The reserve releases for both the current and prior three month periods were due to lower balances of non-card loans. The reserve release in the current nine month period was due to lower delinquencies and lower balances of non-card loans, while the reserve build in the prior nine month period was due to the previously mentioned deterioration of the global macroeconomic outlook.
Refer to Note 3 to the “Consolidated Financial Statements” for the range of key variables in the macroeconomic scenarios utilized for the computation of our reserves for credit losses.

Table 4: Expenses Summary

	Three Months Ended September 30,		Change 2021 vs. 2020		Nine Months Ended September 30,		Change 2021 vs. 2020
(Millions, except percentages)	2021	2020			2021	2020
Marketing and business development	$2,355	$1,822	$533	29%	$6,340	$4,889	$1,451	30%
Card Member rewards	3,020	2,004	1,016	51	7,975	5,745	2,230	39
Card Member services	579	259	320	#	1,328	923	405	44
Total marketing, business development, and Card Member rewards and services	5,954	4,085	1,869	46	15,643	11,557	4,086	35
Salaries and employee benefits	1,497	1,408	89	6	4,586	4,152	434	10
Other, net	1,218	1,229	(11)	(1)	3,095	3,748	(653)	(17)
Total expenses	$8,669	$6,722	$1,947	29%	$23,324	$19,457	$3,867	20%
Expenses
Marketing and business development expense increased for both the three and nine month periods, primarily due to increases in marketing investments to continue building growth momentum and higher partner payments driven by higher spending volumes.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by increases in Membership Rewards and cash back rewards expenses of $747 million and $1.7 billion and co-brand rewards expense of $269 million and $518 million for the three and nine month periods, respectively, all of which were primarily driven by higher billed business. The increases in Membership Rewards expense were also driven by a larger proportion of spend in categories that earn incremental rewards compared to the prior year and a higher mix of redemptions in travel-related categories, which contributed to an increase in our Membership Rewards liability.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent at September 30, 2021 and 96 percent (rounded up) at September 30, 2020.
Card Member services expense increased for both the three and nine month periods, primarily due to higher usage of travel-related benefits.
Salaries and employee benefits expense increased for both the three and nine month periods, primarily driven by higher compensation. The increase in the nine month period was also driven by higher deferred compensation expense.
Other expenses decreased for both the three and nine month periods, primarily driven by higher net unrealized gains in the current year related to our Amex Ventures equity investments. In addition, the decrease for the three month period was also driven by the impact of the implementation of the Proportional Amortization Method (PAM) related to investments in qualified affordable housing projects, partially offset by an increase in professional services expense. Refer to Note 1 to the “Consolidated Financial Statements” for further information on PAM.

Income Taxes
The effective tax rate was 25.5 percent and 21.3 percent for the three months ended September 30, 2021 and 2020, respectively, and 24.4 percent and 30.4 percent for the nine months ended September 30, 2021 and 2020, respectively. The increase in the effective tax rate for the three month period primarily reflected changes in the level and geographic mix of pretax income and discrete tax charges in the current period. The decrease in the effective tax rate for the nine month period primarily reflected discrete tax charges in the prior period related to the realizability of certain foreign deferred tax assets. The current period effective tax rates also reflect the implementation of PAM related to investments in qualified affordable housing projects. Refer to Note 1 to the “Consolidated Financial Statements” for further information.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2021 vs. 2020	As of or for the Nine Months Ended September 30,		Change 2021 vs. 2020
	2021	2020		2021	2020
Network volumes: (billions)
U.S.	$232.0	$174.6	33%	$640.8	$513.2	25%
Outside the U.S.	98.7	80.9	22	275.3	238.7	15
Total	$330.7	$255.5	29	$916.1	$751.9	22
Billed business	$280.4	$213.6	31	$773.6	$630.9	23
Processed volumes	50.3	41.9	20	142.5	121.0	18
Total	$330.7	$255.5	29	$916.1	$751.9	22
Cards-in-force: (millions)
U.S.	56.0	53.6	4	56.0	53.6	4
Outside the U.S.	63.2	57.9	9	63.2	57.9	9
Total	119.2	111.5	7	119.2	111.5	7
Proprietary	70.6	68.8	3	70.6	68.8	3
GNS	48.6	42.7	14	48.6	42.7	14
Total	119.2	111.5	7	119.2	111.5	7
Basic cards-in-force: (millions)
U.S.	44.0	42.0	5	44.0	42.0	5
Outside the U.S.	54.3	48.8	11	54.3	48.8	11
Total	98.3	90.8	8	98.3	90.8	8
Average proprietary basic Card Member spending: (dollars)
U.S.	$5,771	$4,486	29	$16,106	$13,110	23
Outside the U.S.	3,893	2,989	30	10,745	8,776	22
Worldwide Average	$5,231	$4,041	29	$14,555	$11,814	23
Average discount rate	2.32%	2.27%		2.30%	2.29%
Average fee per card (dollars)(a)	$75	$69	9%	$74	$66	12%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.

Table 6: Network Volumes-Related Statistical Information

	Three Months Ended September 30, 2021
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Network volumes	29%	29%
Total billed business	31	31
Consumer billed business	34	34
Commercial billed business	28	28
Processed volumes	20	18

U.S.
Network volumes	33
Total billed business	32
Consumer billed business	37
Commercial billed business	28

Outside the U.S.
Network volumes	22	20
Total billed business	28	25
Consumer billed business	27	24
Commercial billed business	28	27
Asia Pacific network volumes	10	10
Latin America & Canada network volumes	39	35
Europe, the Middle East & Africa network volumes	36	31

Merchant Industry Metrics
Worldwide billed business
G&S-related (79% of worldwide billed business)	18	18
T&E-related (21% of worldwide billed business)	126	124
Airline-related (3% of worldwide billed business)	429	426%
U.S. billed business
G&S-related (80% of U.S. billed business)	19
T&E-related (20% of U.S. billed business)	141
Airline-related (3% of U.S. billed business)	421%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Network Volumes-Related Statistical Information

	Nine Months Ended September 30, 2021
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Network volumes	22%	20%
Total billed business	23	21
Consumer billed business	27	25
Commercial billed business	18	16
Processed volumes	18	14

U.S.
Network volumes	25
Total billed business	24
Consumer billed business	30
Commercial billed business	19

Outside the U.S.
Network Volumes	15	9
Total billed business	18	11
Consumer billed business	21	14
Commercial billed business	13	7
Asia Pacific network volumes	12	6
Latin America & Canada network volumes	18	16
Europe, the Middle East & Africa network volumes	20	12

Merchant Industry Metrics
Worldwide billed business
G&S-related (82% of worldwide billed business)	19	18
T&E-related (18% of worldwide billed business)	39	37
Airline-related (3% of worldwide billed business)	27	24%
U.S. billed business
G&S-related (82% of U.S. billed business)	19
T&E-related (18% of U.S. billed business)	51
Airline-related (3% of U.S. billed business)	45%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 8: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2021 vs. 2020	As of or for the Nine Months Ended September 30,		Change 2021 vs. 2020
(Millions, except percentages and where indicated)	2021	2020		2021	2020
Worldwide Card Member loans:
Card Member loans: (billions)
U.S.	$67.5	$61.4	10%	$67.5	$61.4	10%
Outside the U.S.	9.5	8.2	16	9.5	8.2	16
Total	$77.0	$69.6	11	$77.0	$69.6	11
Credit loss reserves:
Beginning balance	$3,835	$5,628	(32)	$5,344	$4,027	33
Provisions - principal, interest and fees	(177)	571	#	(1,146)	3,416	#
Net write-offs — principal less recoveries	(118)	(432)	(73)	(544)	(1,449)	(62)
Net write-offs — interest and fees less recoveries	(43)	(91)	(53)	(164)	(301)	(46)
Other (a)	$(8)	$12	#	(1)	(5)	(80)
Ending balance	$3,489	$5,688	(39)	$3,489	$5,688	(39)
% of loans	4.5%	8.2%		4.5%	8.2%
% of past due	666%	679%		666%	679%
Average loans (billions)	$76.4	$69.9	9	$73.4	$75.4	(3)
Net write-off rate — principal only (b)	0.6%	2.5%		1.0%	2.6%
Net write-off rate — principal, interest and fees (b)	0.8	3.0		1.3	3.1
30+ days past due as a % of total	0.7%	1.2%		0.7%	1.2%

Worldwide Card Member receivables:
Card Member receivables: (billions)
U.S.	$34.8	$29.2	19	$34.8	$29.2	19
Outside the U.S.	14.0	11.6	21	14.0	$11.6	21
Total	$48.8	$40.8	20	$48.8	$40.8	20
Credit loss reserves:
Beginning balance	$73	$519	(86)	$267	$126	#
Provisions - principal and fees	(12)	117	#	(147)	1,069	#
Net write-offs - principal and fees less recoveries (c)	(32)	(219)	(85)	(89)	(776)	(89)
Other (a)	1	5	(80)	(1)	3	#
Ending balance	$30	$422	(93)%	$30	$422	(93)%
% of receivables	0.1%	1.0%		0.1%	1.0%
Net write-off rate — principal and fees (b)(c)(d)	0.3%	2.2%		0.3%	2.3%
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
(c)The current nine month period includes a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which had resulted in a $53 million write-off in the prior year in the Global Commercial Services (GCS) segment.
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

Table 9: Net Interest Yield on Average Card Member Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except percentages and where indicated)	2021	2020	2021	2020
Net interest income	$1,994	$1,874	$5,642	$6,088
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	172	296	603	1,041
Interest income not attributable to our Card Member loan portfolio (b)	(92)	(137)	(281)	(557)
Adjusted net interest income (c)	$2,074	$2,033	$5,964	$6,572
Average Card Member loans (billions)	$76.4	$69.9	$73.4	$75.4
Net interest income divided by average Card Member loans (c)	10.4%	10.7%	10.2%	10.8%
Net interest yield on average Card Member loans (c)	10.8%	11.6%	10.9%	11.6%
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
Global Consumer Services Group
Table 10: GCSG Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Revenues
Non-interest revenues	$4,699	$3,632	$1,067	29%	$12,982	$10,662	$2,320	22%
Interest income	1,879	1,916	(37)	(2)	5,436	6,298	(862)	(14)
Interest expense	174	244	(70)	(29)	536	844	(308)	(36)
Net interest income	1,705	1,672	33	2	4,900	5,454	(554)	(10)
Total revenues net of interest expense	6,404	5,304	1,100	21	17,882	16,116	1,766	11
Provisions for credit losses	(126)	411	(537)	#	(972)	3,107	(4,079)	#
Total revenues net of interest expense after provisions for credit losses	6,530	4,893	1,637	33	18,854	13,009	5,845	45
Expenses
Marketing, business development, and Card Member rewards and services	3,791	2,547	1,244	49	9,745	7,042	2,703	38
Salaries and employee benefits and other operating expenses	1,251	1,221	30	2	3,584	3,740	(156)	(4)
Total expenses	5,042	3,768	1,274	34%	13,329	10,782	2,547	24%
Pretax segment income	$1,488	$1,125	$363	32%	$5,525	$2,227	$3,298	#
# Denotes a variance of 100 percent or more
GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel and lifestyle services and non-card financing products, and manages certain international joint ventures, our partnership agreements in China and our loyalty coalition businesses operated in certain countries.
Non-interest revenues increased for both the three and nine month periods, primarily driven by higher Discount revenue, Net card fees and Other fees and commissions.
Discount revenue increased 37 percent and 28 percent for the three and nine month periods, respectively, reflecting an increase in consumer billed business of 34 percent and 27 percent for the three and nine month periods, respectively, primarily due to the change in the mix of spending driven by increased levels of T&E volumes, compared to the prior year.
See Tables 5, 6, 7 and 11 for more details on volume metrics.
Net card fees increased 11 percent and 13 percent for the three and nine month periods, respectively, primarily driven by year-over-year increases in the average fee per card of our premium card products.
Other fees and commissions increased 26 percent and 6 percent for the three and nine month periods, respectively. The increase in the three month period was primarily due to higher travel commissions and fees from our consumer travel business and higher foreign exchange conversion revenue related to increased cross-border Card Member spending. The increase in the nine month period was primarily due to higher travel commissions and fees from our consumer travel business and higher loyalty coalition-related fees, partially offset by a decline in late fees due to lower delinquencies.
Net interest income increased for the three month period and decreased for the nine month period. The increase in the three month period was primarily due to lower cost of funds, partially offset by a decline in interest income driven by lower revolving Card Member loan balances. The decrease in the nine month period was primarily driven by lower revolving Card Member loan balances.

Provisions for credit losses decreased and resulted in a net benefit for both the three and nine month periods. The decrease for the three month period was primarily driven by lower net write-offs and higher reserve releases in the current period versus the prior period. The current period reserve releases were driven by improved portfolio quality and macroeconomic outlook, partially offset by increases in the outstanding balances of loans and receivables. The prior period reserve releases were driven by improved portfolio quality, partially offset by deterioration of the global macroeconomic outlook.
The decrease for the nine month period was primarily driven by lower net write-offs and reserve releases in the current period versus reserve builds in the prior period. The current period reserve releases were driven by improved portfolio quality and macroeconomic outlook, partially offset by increases in the outstanding balances of loans and receivables. The prior period reserve builds were due to the deterioration of the global macroeconomic outlook as a result of the COVID-19 pandemic, partially offset by decreases in the outstanding balances of loans and receivables.
Marketing, business development, and Card Member rewards and services expenses increased for both the three and nine month periods. The increases in Card Member rewards expense were primarily driven by higher billed business as well as higher travel-related spend and redemptions and a shift in the prior year in redemptions to non-travel-related options. The increases in Marketing and business development expense were primarily due to increases in marketing investments to continue building growth momentum as well as higher spending volumes. The increases in Card Member services expense were primarily due to higher usage of travel-related benefits.

Table 11: GCSG Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2021 vs. 2020	As of or for the Nine Months Ended September 30,		Change 2021 vs. 2020
(Millions, except percentages and where indicated)	2021	2020		2021	2020
Billed business: (billions)
U.S.	$114.9	$83.9	37%	$314.7	$242.9	30%
Outside the U.S.	38.2	30.2	26	104.3	86.4	21
Total	$153.1	$114.1	34	$419.0	$329.3	27
Proprietary cards-in-force:
U.S.	38.7	37.5	3	38.7	37.5	3
Outside the U.S.	16.8	16.8	—	16.8	16.8	—
Total	55.5	54.3	2	55.5	54.3	2
Proprietary basic cards-in-force:
U.S.	27.2	26.5	3	27.2	26.5	3
Outside the U.S.	11.7	11.7	—	11.7	11.7	—
Total	38.9	38.2	2	38.9	38.2	2
Average proprietary basic Card Member spending: (dollars)
U.S.	$4,255	$3,162	35	$11,731	$9,080	29
Outside the U.S.	$3,278	$2,555	28	$8,982	$7,209	25
Average	$3,960	$2,975	33	$10,901	$8,501	28
Total segment assets (billions)	$91.8	$81.9	12	$91.8	$81.9	12
Card Member loans:
Total loans (billions)
U.S.	$52.6	$49.8	6	$52.6	$49.8	6
Outside the U.S.	9.0	7.7	17	9.0	7.7	17
Total	$61.6	$57.5	7	$61.6	$57.5	7
Average loans (billions)
U.S.	$52.3	$50.0	5	$50.5	$53.8	(6)
Outside the U.S.	8.9	7.8	14	8.5	8.6	(1)
Total	$61.2	$57.8	6%	$59.0	$62.4	(5)%

U.S.
Net write-off rate - principal only (a)	0.5%	2.4%		0.9%	2.6%
Net write-off rate - principal, interest and fees (a)	0.8	2.9		1.2	3.1
30+ days past due as a % of total	0.7	1.1		0.7	1.1
Outside the U.S.
Net write-off rate - principal only (a)	1.3	3.3		2.0	3.2
Net write-off rate - principal, interest and fees (a)	1.7	4.1		2.6	4.0
30+ days past due as a % of total	1.0	1.8		1.0	1.8
Total
Net write-off rate – principal only (a)	0.7	2.5		1.1	2.7
Net write-off rate – principal, interest and fees (a)	0.9	3.1		1.4	3.2
30+ days past due as a % of total	0.7%	1.2%		0.7%	1.2%

	As of or for the Three Months Ended September 30,		Change 2021 vs. 2020	As of or for the Nine Months Ended September 30,		Change 2021 vs. 2020
(Millions, except percentages and where indicated)	2021	2020		2021	2020
Card Member receivables: (billions)
U.S.	$12.6	$10.3	22%	$12.6	$10.3	22%
Outside the U.S.	6.9	5.8	19	6.9	5.8	19
Total receivables	$19.5	$16.1	21%	$19.5	$16.1	21%

U.S.
Net write-off rate – principal only (a)	—%	1.0%		—%	1.6%
Net write-off rate – principal and fees (a)	0.1	1.1		—	1.7
30+ days past due as a % of total	0.4	0.6		0.4	0.6
Outside the U.S.
Net write-off rate – principal only (a)	0.6	2.8		1.0	2.9
Net write-off rate – principal and fees (a)	0.7	3.1		1.1	3.1
30+ days past due as a % of total	0.7	1.2		0.7	1.2
Total
Net write-off rate – principal only (a)	0.2	1.7		0.3	2.0
Net write-off rate – principal and fees (a)	0.3	1.8		0.4	2.2
30+ days past due as a % of total	0.5%	0.8%		0.5%	0.8%
(a)Refer to Table 8 footnote (b).

Table 12: GCSG Net Interest Yield on Average Card Member Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except percentages and where indicated)	2021	2020	2021	2020
U.S.
Net interest income	$1,524	$1,470	$4,337	$4,732
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	31	81	135	224
Interest income not attributable to our Card Member loan portfolio (b)	(27)	(42)	(74)	(156)
Adjusted net interest income (c)	$1,528	$1,509	$4,398	$4,800
Average Card Member loans (billions)	$52.3	$50.0	$50.5	$53.8
Net interest income divided by average Card Member loans (c)	11.7%	11.8%	11.5%	11.7%
Net interest yield on average Card Member loans (c)	11.6%	12.0%	11.7%	11.9%
Outside the U.S.
Net interest income	$181	$202	$563	$721
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	29	36	81	71
Interest income not attributable to our Card Member loan portfolio (b)	(2)	(3)	(6)	(9)
Adjusted net interest income (c)	$208	$235	$638	$783
Average Card Member loans (billions)	$8.9	$7.8	$8.6	$8.6
Net interest income divided by average Card Member loans (c)	8.1%	10.4%	8.7%	11.2%
Net interest yield on average Card Member loans (c)	9.3%	11.9%	10.0%	12.2%
Total
Net interest income	$1,705	$1,672	$4,900	$5,454
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	60	117	216	295
Interest income not attributable to our Card Member loan portfolio (b)	(29)	(45)	(80)	(166)
Adjusted net interest income (c)	$1,736	$1,744	$5,036	$5,583
Average Card Member loans (billions)	$61.2	$57.8	$59.0	$62.4
Net interest income divided by average Card Member loans (c)	11.1%	11.6%	11.1%	11.7%
Net interest yield on average Card Member loans (c)	11.3%	12.0%	11.4%	12.0%
(a)Refer to Table 9 footnote (a).
(b)Refer to Table 9 footnote (b).
(c)Refer to Table 9 footnote (c).

Global Commercial Services
Table 13: GCS Selected Income Statement Data

	Three Months Ended September 30,		Change 2021 vs. 2020		Nine Months Ended September 30,		Change 2021 vs. 2020
(Millions, except percentages)	2021	2020			2021	2020
Revenues
Non-interest revenues	$2,978	$2,327	$651	28%	$8,225	$7,129	$1,096	15%
Interest income	378	351	27	8	1,059	1,252	(193)	(15)
Interest expense	111	139	(28)	(20)	338	493	(155)	(31)
Net interest income	267	212	55	26	721	759	(38)	(5)
Total revenues net of interest expense	3,245	2,539	706	28	8,946	7,888	1,058	13
Provisions for credit losses	(67)	250	(317)	#	(464)	1,657	(2,121)	#
Total revenues net of interest expense after provisions for credit losses	3,312	2,289	1,023	45	9,410	6,231	3,179	51
Expenses
Marketing, business development, and Card Member rewards and services	1,757	1,221	536	44	4,773	3,653	1,120	31
Salaries and employee benefits and other operating expenses	837	796	41	5	2,415	2,309	106	5
Total expenses	2,594	2,017	577	29	7,188	5,962	1,226	21
Pretax segment income	$718	$272	$446	#	$2,222	$269	$1,953	#
# Denotes a variance of 100 percent or more
GCS primarily issues a wide range of proprietary corporate and small business cards globally. GCS also provides payment, expense management and commercial financing products.
Non-interest revenues increased for both the three and nine month periods, primarily driven by higher Discount revenue, Other fees and commissions and Net card fees.
Discount revenue increased 30 percent and 17 percent for the three and nine month periods, respectively, reflecting an increase in commercial billed business of 28 percent and 18 percent for the three and nine month periods, respectively.
See Tables 5, 6, 7 and 14 for more details on volume metrics.
Other fees and commissions increased 44 percent for the three month period and decreased 1 percent for the nine month period. The increase in the three month period was primarily due to increased revenues from our alternative payment solutions and higher foreign exchange conversion revenue related to increased cross-border Card Member spending. The decrease in the nine month period was primarily due to a decline in late fees due to lower delinquencies, partially offset by increased revenues from our alternative payment solutions.
Net card fees increased 7 percent and 9 percent for the three and nine month periods, respectively, driven by growth in our premium card products.
Net interest income increased for the three month period and decreased for the nine month period. The increase in the three month period was primarily due to lower cost of funds and higher average Card Member loan balances. The decrease in the nine month period was primarily driven by lower revolving Card Member loan balances.
Provisions for credit losses decreased for both the three and nine month periods and resulted in a net benefit due to lower write-offs and reserve releases in the current periods versus reserve builds in the prior periods. The reserve releases in the current periods were driven by improved portfolio quality and macroeconomic outlook, partially offset by increases in the outstanding balances of loans and receivables. The significant reserve builds in the prior periods were due to the deterioration of the global macroeconomic outlook as a result of the COVID-19 pandemic, partially offset by decreases in the outstanding balances of loans and receivables.

Marketing, business development, and Card Member rewards and services expenses increased for both the three and nine month periods. The increases in Card Member rewards expense were primarily driven by higher billed business as well as higher travel-related spend and redemptions and a shift in the prior year in redemptions to non-travel-related options. The increases in Marketing and business development expense were primarily due to increases in marketing investments to continue building growth momentum as well as, for the three month period, an increase in corporate client incentives due to higher spending volumes. The increase in the nine month period also included higher partner payments, partially offset by a decrease in corporate client incentives.
Salaries and employee benefits and other operating expenses increased for both the three and nine month periods, primarily due to higher compensation. The increase in the nine month period was also driven by the Company's partial repayment of a prior year insurance claim associated with insured losses from a corporate client bankruptcy that were partially recovered during the current period.

Table 14: GCS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2021 vs 2020	As of or for the Nine Months Ended September 30,		Change 2021 vs 2020
(Millions, except percentages and where indicated)	2021	2020		2021	2020
Billed business (billions)	$126.1	$98.5	28%	$350.0	$297.4	18%
Proprietary cards-in-force	15.1	14.5	4	15.1	14.5	4
Average Card Member spending (dollars)	$8,447	$6,776	25	$23,790	$20,268	17
Total segment assets (billions)	$48.2	$39.9	21	$48.2	$39.9	21
GSBS Card Member loans:
Total loans (billions)	$15.3	$12.0	28	$15.3	$12.0	28
Average loans (billions)	$15.2	$12.1	26	$14.3	$13.0	10
Net write-off rate - principal only (a)	0.5%	2.2%		0.7%	2.1%
Net write-off rate - principal, interest and fees (a)	0.6%	2.5%		0.8%	2.4%
30+ days past due as a % of total	0.5%	1.1%		0.5%	1.1%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$267	$212		$721	$759
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	88	111		269	375
Interest income not attributable to our Card Member loan portfolio (c)	(17)	(34)		(62)	(145)
Adjusted net interest income (d)	$338	$289		$928	$989
Average Card Member loans (billions)	$15.2	$12.1		$14.4	$13.1
Net interest income divided by average Card Member loans (d)	7.0%	7.0%		6.7%	7.7%
Net interest yield on average Card Member loans (d)	8.8%	9.5%		8.6%	10.1%
Card Member receivables:
Total receivables (billions)	$29.3	$24.7	19	$29.3	24.7	19
Net write-off rate - principal and fees (a)(e)(f)	0.2%	2.5%		0.2%	2.4%
GCP Card Member receivables:
Total receivables (billions)	$12.5	$10.4	20	$12.5	$10.4	20
90+ days past billing as a % of total (e)	0.3%	0.6%		0.3%	0.6%
Net write-off rate - principal and fees (a)(e)(f)	0.2%	2.4%		(0.1)%	2.2%
GSBS Card Member receivables:
Total receivables (billions)	$16.8	$14.3	17%	$16.8	$14.3	17%
Net write-off rate - principal only (a)	0.2%	2.3%		0.3%	2.3%
Net write-off rate - principal and fees (a)	0.3%	2.5%		0.4%	2.6%
30+ days past due as a % of total	0.6%	1.0%		0.6%	1.0%
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
(f)The net write-off rate for the current nine month period includes a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which had resulted in a $53 million write-off in the prior year.

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended September 30,		Change 2021 vs. 2020		Nine Months Ended September 30,		Change 2021 vs. 2020
(Millions, except percentages and where indicated)	2021	2020			2021	2020
Revenues
Non-interest revenues	$1,280	$997	$283	28%	$3,545	$3,057	$488	16%
Interest income	4	4	—	—	12	14	(2)	(14)
Interest expense	(24)	(19)	(5)	26	(61)	(61)	—	—
Net interest income	28	23	5	22	73	75	(2)	(3)
Total revenues net of interest expense	1,308	1,020	288	28	3,618	3,132	486	16
Provisions for credit losses	—	3	(3)	#	(37)	75	(112)	#
Total revenues net of interest expense after provisions for credit losses	1,308	1,017	291	29	3,655	3,057	598	20
Expenses
Marketing, business development, and Card Member rewards and services	375	297	78	26	1,048	800	248	31
Salaries and employee benefits and other operating expenses	404	394	10	3	1,166	1,218	(52)	(4)
Total expenses	779	691	88	13	2,214	2,018	196	10
Pretax segment income	529	326	203	62	1,441	1,039	402	39
Total segment assets (billions)	$14.2	$12.0		18%	$14.2	$12.0		18%
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
The average discount rate increased for both the three and nine month periods, primarily due to the change in the mix of spending driven by increased levels of T&E volumes, compared to the prior year.
For further discussion on network volumes and the average discount rate, please refer to the “Consolidated Results of Operations.”
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased for the three month period, due to a higher interest expense credit, primarily driven by an increase in average merchant payables related to year-over-year billed business growth. Net interest income decreased for the nine month period, due to a lower interest expense credit driven by lower cost of funds, partially offset by higher average merchant payables.
Marketing, business development, and Card Member rewards and services expenses increased for both the three and nine month periods, primarily driven by higher Marketing and business development expense, as a result of increased spend on initiatives to support merchant engagement and increased network issuer expense, reflecting higher processed volumes from certain GNS partners.
Salaries and employee benefits and other operating expenses increased for the three month period and decreased for the nine month period. The increase for the three month period was primarily driven by higher compensation. The decrease for the nine month period was primarily driven by a net reserve release in the current year versus a net reserve build in the prior year associated with merchant exposure for Card Member purchases.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $285 million for the three months ended September 30, 2021, compared to $359 million for the same period in the prior year, and $805 million for the nine months ended September 30, 2021, compared to $1,097 million for the same period in the prior year. The decreases in the pretax loss were primarily driven by higher net unrealized gains in the current year related to our Amex Ventures equity investments and a lower net loss in the current year from the GBT JV, partially offset by higher compensation.
CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY
Our balance sheet management objectives are to maintain:
•A solid and flexible equity capital profile;
•A broad, deep and diverse set of funding sources to finance our assets and meet operating requirements; and
•Liquidity programs that enable us to continuously meet expected future financing obligations and business requirements for at least a twelve month period in the event we are unable to continue to raise new funds under our regular funding programs during a substantial weakening in economic conditions.
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
We seek to maintain capital levels and ratios in excess of the minimum regulatory requirements, specifically within a 10 to 11 percent target range for American Express' CET1 risk-based capital ratio.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of our U.S. bank subsidiary, American Express National Bank (AENB), as of September 30, 2021.
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of September 30, 2021
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		12.6%
American Express National Bank		13.5
Tier 1	8.5
American Express Company		14.2
American Express National Bank		13.5
Total	10.5
American Express Company		15.7
American Express National Bank		15.6
Tier 1 Leverage	4.0%
American Express Company		11.8
American Express National Bank		10.4%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company's regulatory risk-based capital and risk-weighted assets as of September 30, 2021:
Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	September 30, 2021
Risk-Based Capital
Common Equity Tier 1	$19.1
Tier 1 Capital	21.4
Tier 2 Capital	2.2
Total Capital	23.7

Risk-Weighted Assets	150.7
Average Total Assets to calculate the Tier 1 Leverage Ratio	$182.1
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
Tier 1 Risk-Based Capital Ratio — Calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of CET1, preferred shares and third-party non-controlling interests in consolidated subsidiaries, adjusted for capital held by insurance subsidiaries. The minimum requirement for the Tier 1 risk-based capital ratio is 1.5 percent higher than the minimum for the CET1 risk-based capital ratio. We issue preferred shares to help address a portion of the Tier 1 capital requirements in excess of common equity requirements. See "Preferred Shares" below for further information.

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
We elected to delay the impact of the adoption of the CECL methodology on regulatory capital for two years followed by a three-year phase-in period pursuant to rules issued by federal banking regulators (the CECL final rules). As of September 30, 2021, our reported regulatory capital excluded the $0.9 billion impact to retained earnings upon the adoption of the CECL methodology and 25 percent of the $0.7 billion decrease in reserves for credit losses from January 1, 2020 to September 30, 2021. We will begin phasing in the cumulative amount that is not recognized in regulatory capital at 25 percent per year beginning January 1, 2022.
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
During the three and nine months ended September 30, 2021, we returned $3.6 billion and $5.6 billion, respectively, to our shareholders in the form of common stock dividends of $0.3 billion and $1.0 billion, respectively, and share repurchases of $3.3 billion and $4.6 billion, respectively. We repurchased 19.7 million common shares at an average price of $167.27 in the third quarter of 2021.
In addition, during the three and nine months ended September 30, 2021, we paid $20 million and $49 million, respectively, in dividends on non-cumulative perpetual preferred shares.
During the first six months of 2021, the Federal Reserve placed restrictions on common stock dividends and common share repurchases for bank holding companies like us that participate in the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR). These capital distribution restrictions were lifted beginning on July 1, 2021. Our capital distributions have since returned to being governed by the SCB framework and based on managing our CET1 risk-based capital ratio within a 10 to 11 percent target range. We plan to continue repurchasing shares at elevated levels over the next several quarters to migrate our CET1 ratio back to our target range. We may conduct share repurchases through a variety of methods, including open market purchases, 10b5-1 plans, privately negotiated transactions (including employee benefit plans) or other purchases, including block trades, accelerated share repurchase programs or any combination of such methods as market conditions warrant and at prices we deem appropriate.
Our decisions on capital distributions depend on various factors, including: our capital levels and regulatory capital requirements; regulatory guidance or restrictions, actual and forecasted business results; economic and market conditions; revisions to, or revocation of, the Federal Reserve’s authorization of our capital plan; and the supervisory stress test process.
Preferred Shares
We issue preferred shares to finance a portion of the Tier 1 capital requirements in excess of common equity requirements. On August 3, 2021, we issued $1.6 billion of 3.550% Fixed Rate Reset Noncumulative Preferred Shares, Series D. With the proceeds from that issuance, we redeemed in full the $850 million of 4.900% Fixed Rate/Floating Rate Noncumulative Preferred Shares, Series C on September 15, 2021 and will redeem in full the $750 million of 5.200% Fixed Rate/Floating Rate Noncumulative Preferred Shares, Series B on November 15, 2021. Refer to Note 15 to the "Consolidated Financial Statements" for additional information on our preferred shares.

Funding Strategy
Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance asset growth in our global businesses as well as to maintain a strong liquidity profile.
We meet our funding needs through a variety of sources, including direct and third-party distributed deposits and debt instruments, such as senior unsecured debt, asset securitizations, borrowings through secured borrowing facilities and a committed bank credit facility. We seek to diversify our funding sources by maintaining scale and relevance in unsecured debt, asset securitizations and deposits. Our customer deposits have become a larger proportion of our funding over time and we expect that will continue.
Our funding needs are driven by, among other factors, maturing obligations, our liquidity position and the pace of growth in our loans and receivables balances. We expect increasing levels of unsecured and secured term debt issuances in the next 12 to 18 months. Actual funding activities can vary from our plans due to various factors, such as future business growth, the impact of global economic, political and other events on market capacity and funding needs, demand for securities offered by us, regulatory changes, ability to securitize and sell receivables, and the performance of receivables previously sold in securitization transactions. Many of these factors are beyond our control.
In order to simplify our funding and reporting structure, in October 2021, we terminated the commercial paper program at American Express Credit Corporation (Credco) and Credco's committed syndicated bank credit facility, the undrawn amounts from which could serve as a backstop for the amount of commercial paper outstanding. Concurrently, we established a new commercial paper program at American Express Travel Related Services Company, Inc. (TRS) and a new credit facility with American Express Company and TRS as co-borrowers and co-obligors, as described further below. Credco will continue to finance certain Card Member receivables and loans using intercompany borrowing as its primary funding source.
Summary of Consolidated Debt
We had the following consolidated debt and customer deposits outstanding as of September 30, 2021 and December 31, 2020:
Table 18: Summary of Consolidated Debt and Customer Deposits

(Billions)	September 30, 2021	December 31, 2020
Short-term borrowings	$2.3	$1.9
Long-term debt	34.5	43.0
Total debt	36.8	44.9
Customer deposits	84.3	86.9
Total debt and customer deposits	$121.1	$131.8
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

Table 19: Unsecured Debt Ratings

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
Fitch	American Express Credit Corporation	N/A	A	Stable
Fitch	All other rated entities	F1	A	Stable
Moody’s	American Express Travel Related Services Company, Inc.	Prime-1	A2	Stable
Moody's	American Express Credit Corporation	Prime-1	A2	Stable
Moody's	American Express National Bank	Prime-1	A3	Stable
Moody's	American Express Company	N/A	A3	Stable
S&P	American Express Travel Related Services Company, Inc.	A-2	A-	Stable
S&P	American Express Credit Corporation	N/A	A-	Stable
S&P	American Express National Bank	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable
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
We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements. As of September 30, 2021, we had $38 billion in Cash and cash equivalents and Investment securities (which are substantially comprised of U.S. Government Treasury obligations). The decrease of $17 billion from $55 billion as of December 31, 2020 was primarily driven by the increase in the balances of our Card Member loans and receivables, debt maturities, share repurchases and the reduction in customer deposits.
The investment income we receive on liquidity resources is less than the interest expense on the sources of funding for these balances. The net interest costs to maintain these resources have been substantial. The level of future net interest costs depends on the amount of liquidity resources we maintain and the difference between our cost of funding these amounts and their investment yields.
Securitized Borrowing Capacity
As of September 30, 2021, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2024, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). On September 15, 2021, we extended the Lending Trust's $2.0 billion facility by two years to mature on September 16, 2024. Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of September 30, 2021, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
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
As of September 30, 2021, we had approximately $73.1 billion in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility of $3.5 billion through our wholly owned subsidiary Credco as of September 30, 2021. As of September 30, 2021, no amounts were drawn on this facility. Effective October 1, 2021, this facility was terminated and we entered into a new $3.5 billion committed syndicated bank credit facility with a maturity date of October 15, 2024, with American Express Company and TRS as co-borrowers and co-obligors. The availability of the new credit facility is subject to the maintenance by American Express of a minimum CET1 ratio of 4.5 percent, with certain restrictions in relation to either accessing the facility or distributing capital to common shareholders in the event our CET1 ratio falls between 4.5 percent and 6.5 percent. We may, from time to time, use this facility in the ordinary course of business to fund working capital needs. Any undrawn portion of this facility could serve as a backstop for the amount of commercial paper outstanding.
The new credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on our credit rating.

Unused Credit Outstanding and Certain Contractual Obligations
As of September 30, 2021, we had approximately $325 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit and therefore are not reflected in unused credit available to Card Members.
We provide Card Member protection that covers losses associated with purchased goods and services. See Note 7 to the Consolidated Financial Statements for further information.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the nine months ended September 30:
Table 20: Cash Flows

(Billions)	2021	2020
Total cash provided by (used in):
Operating activities	$9.6	$2.1
Investing activities	0.8	17.2
Financing activities	(15.3)	(8.4)
Effect of foreign currency exchange rates on cash and cash equivalents	(0.2)	0.3
Net (decrease) increase in cash and cash equivalents	$(5.1)	$11.2
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
In 2020, the net cash provided by operating activities was primarily driven by the cash generated from net income for the period, partially offset by lower accounts payable to merchants and other liabilities and purchases of loyalty program points from certain of our cobrand partners, which resulted in an increase in Other assets.
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

In 2021, the net cash used in financing activities was primarily driven by debt repayments, decreases in customer deposits, share repurchases and dividends, and redemption of preferred shares, partially offset by the proceeds from the issuance of preferred shares.
In 2020, the net cash used in financing activities was primarily driven by debt repayments and share repurchases and dividends, partially offset by growth in customer deposits.

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
Broad regulatory oversight over payment systems can also include, in some cases, requirements for international card networks to localize aspects of their operations, such as processing infrastructure and data storage, which could increase our costs and diminish the value of our closed loop. The development and enforcement of payment system regulatory regimes generally continue to grow and may adversely affect our ability to compete effectively and maintain and extend our global network. On April 23, 2021, the Reserve Bank of India imposed restrictions on the ability of American Express Banking Corp. to engage in certain card issuing activities in India from May 1, 2021 until it complies with a regulation requiring storage of payment transaction data exclusively in India. This order does not impact existing customers. We are working towards complying with the regulation.
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
Environmental, Social and Governance (ESG) Matters
On September 28, 2021, we published our 2020-2021 ESG Report, which includes our ESG strategy and objectives in three areas: Promoting Diversity, Equity and Inclusion (DE&I); Building Financial Confidence; and Advancing Climate Solutions. The Report follows the Global Reporting Initiative, Sustainability Accounting Standards Board and Task Force on Climate-related Financial Disclosures (TCFD) reporting guidelines, including the results of a qualitative climate-related risk assessment. Potential physical risks related to climate change identified in the TCFD index include severe weather conditions across some of our critical sites. Potential transition risks and opportunities identified in the TCFD index relate to emerging regulations, shifting consumer preferences, impacts to travel patterns, operating costs and reputational risks and opportunities. We continue to identify and assess climate-related risks and opportunities, as well as pursue initiatives to promote DE&I and build financial resilience for our colleagues, customers and communities.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to continue building growth momentum and improve our financial performance, which will depend in part on spending volumes and therefore on economies continuing to re-open, vaccination rates increasing, travel restrictions lifting, consumers continuing to spend online and on Goods & Services, and the general public feeling comfortable traveling, shopping and dining out again; credit performance and reserve levels; identifying attractive investment opportunities to continue building growth momentum, including customer retention and acquisition efforts; our ability to control operating expenses; the effective tax rate remaining consistent with current levels; and our ability to continue our share repurchase program; any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs;
•our ability to grow volumes, revenues and EPS, which could be impacted by, among other things, uncertainty regarding the continued spread of COVID-19 (including new variants) and the availability, distribution and use of effective treatments and vaccines; a deterioration in global economic and business conditions; consumer and business spending not growing in line with expectations, including G&S spending not continuing to show strong growth and T&E spending not reaching 80 percent of 2019 levels by the fourth quarter of 2021; an inability or unwillingness of Card Members to pay amounts owed to us; the termination of government support and relief programs; prolonged measures to contain the spread of COVID-19 (including travel restrictions) or premature easing of such containment measures, both of which could further exacerbate the effects on business activity and our Card Members, partners and merchants; health concerns associated with the pandemic continuing to affect consumer behavior, spending levels and preferences, and travel patterns and demand even after government restrictions are lifted and economies re-open; our inability to effectively manage risk in an uncertain environment; market volatility, changes in capital and credit market conditions and the availability and cost of capital; issues impacting brand perceptions and our reputation; the amount and efficacy of investments in share, scale and relevance; an inability of business partners to meet their obligations to us and our customers due to slowdowns or disruptions in their businesses, bankruptcy or liquidation, or otherwise; the impact of any future contingencies, including, but not limited to, restructurings, impairments, changes in reserves, legal costs, the imposition of fines or civil money penalties and increases in Card Member reimbursements; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members;
•future credit performance, the level of future delinquency and write-off rates and the amount and timing of future credit reserve builds and releases, which will depend in part on changes in consumer behavior that affect loan and receivable balances (such as paydown and revolve rates); macroeconomic factors such as unemployment rates, gross domestic product (GDP) and the volume of bankruptcies; the performance of accounts as they graduate and exit from financial relief programs; collections capabilities and recoveries of previously written-off loans and receivables; the enrollment in, and effectiveness of, hardship programs and troubled debt restructurings; continued government support for the economy; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
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
•the actual amount we spend on marketing in the future, which will be based in part on continued changes in the macroeconomic and competitive environment and business performance; management’s identification and assessment of attractive investment opportunities and the receptivity of Card Members and prospective customers to advertising and customer acquisition initiatives; the pace at which we wind down our value injections efforts; our ability to balance expense control and investments in the business; and management’s ability to realize efficiencies and optimize investment spending;
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
•our ability to control our operating expenses and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; costs due to new hybrid working arrangements; supply chain issues; higher-than-expected inflation; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities depending on overall business performance; our ability to innovate efficient channels of customer interactions; restructuring activity; fraud costs; information security or compliance expenses or consulting, legal and other professional services fees, including as a result of litigation or internal and regulatory reviews; the level of M&A activity and related expenses; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; and the impact of changes in foreign currency exchange rates on costs;
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
•our ability to innovate and strengthen our global network, which will depend in part on our ability to update our systems and platforms, the amount we invest in the network and our ability to make funds available for such investments, our ability to execute on our plans in China, and technological developments, including capabilities that allow greater digital integration;
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
•our ability to implement our ESG strategies and initiatives, which depend in part on the amount and efficacy of our investments in product innovations, marketing campaigns, our supply chain and operations, and philanthropic, colleague and community programs; customer behaviors; and the cost and availability of solutions for a low carbon economy;
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

A further description of these uncertainties and other risks can be found in the 2020 Form 10-K, the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2021, and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2021	2020
Revenues
Non-interest revenues
Discount revenue	$6,676	$4,999
Net card fees	1,312	1,191
Other fees and commissions	632	478
Other	314	209
Total non-interest revenues	8,934	6,877
Interest income
Interest on loans	2,256	2,266
Interest and dividends on investment securities	18	33
Deposits with banks and other	27	25
Total interest income	2,301	2,324
Interest expense
Deposits	109	202
Long-term debt and other	198	248
Total interest expense	307	450
Net interest income	1,994	1,874
Total revenues net of interest expense	10,928	8,751
Provisions for credit losses
Card Member receivables	(12)	117
Card Member loans	(177)	571
Other	(2)	(23)
Total provisions for credit losses	(191)	665
Total revenues net of interest expense after provisions for credit losses	11,119	8,086
Expenses
Marketing and business development	2,355	1,822
Card Member rewards	3,020	2,004
Card Member services	579	259
Salaries and employee benefits	1,497	1,408
Other, net	1,218	1,229
Total expenses	8,669	6,722
Pretax income	2,450	1,364
Income tax provision	624	291
Net income	$1,826	$1,073
Earnings per Common Share (Note 14)(a)
Basic	$2.27	$1.31
Diluted	$2.27	$1.30
Average common shares outstanding for earnings per common share:
Basic	786	804
Diluted	787	805
(a)Represents net income less (i) earnings allocated to participating share awards of $14 million and $7 million for the three months ended September 30, 2021 and 2020, respectively, (ii) dividends on preferred shares of $20 million and $16 million for the three months ended September 30, 2021 and 2020, respectively, and (iii) an equity-related adjustment of $9 million related to the redemption of preferred shares for the three months ended September 30, 2021.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2021	2020
Revenues
Non-interest revenues
Discount revenue	$18,245	$14,852
Net card fees	3,851	3,442
Other fees and commissions	1,712	1,647
Other	785	707
Total non-interest revenues	24,593	20,648
Interest income
Interest on loans	6,494	7,543
Interest and dividends on investment securities	66	98
Deposits with banks and other	73	155
Total interest income	6,633	7,796
Interest expense
Deposits	356	788
Long-term debt and other	635	920
Total interest expense	991	1,708
Net interest income	5,642	6,088
Total revenues net of interest expense	30,235	26,736
Provisions for credit losses
Card Member receivables	(147)	1,069
Card Member loans	(1,146)	3,416
Other	(179)	356
Total provisions for credit losses	(1,472)	4,841
Total revenues net of interest expense after provisions for credit losses	31,707	21,895
Expenses
Marketing and business development	6,340	4,889
Card Member rewards	7,975	5,745
Card Member services	1,328	923
Salaries and employee benefits	4,586	4,152
Other, net	3,095	3,748
Total expenses	23,324	19,457
Pretax income	8,383	2,438
Income tax provision	2,042	741
Net income	$6,341	$1,697
Earnings per Common Share (Note 14)(a)
Basic	$7.84	$2.01
Diluted	$7.82	$2.01
Average common shares outstanding for earnings per common share:
Basic	796	805
Diluted	797	806
(a)Represents net income less (i) earnings allocated to participating share awards of $45 million and $10 million for the nine months ended September 30, 2021 and 2020, respectively, (ii) dividends on preferred shares of $49 million and $65 million for the nine months ended September 30, 2021 and 2020, respectively, and (iii) an equity-related adjustment of $9 million related to the redemption of preferred shares for the nine months ended September 30, 2021.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2021	2020	2021	2020
Net income	$1,826	$1,073	$6,341	$1,697
Other comprehensive income (loss):
Net unrealized debt securities (losses) gains, net of tax	(8)	(9)	(31)	43
Foreign currency translation adjustments, net of tax	(83)	40	(81)	(159)
Net unrealized pension and other postretirement benefits, net of tax	9	8	44	(19)
Other comprehensive income (loss)	(82)	39	(68)	(135)
Comprehensive income	$1,744	$1,112	$6,273	$1,562
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents
Cash and due from banks	$2,944	$2,984
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2021, $369; 2020, $92)	24,864	29,824
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2021, $25; 2020, $47)	108	157
Total cash and cash equivalents	27,916	32,965
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2021, $5,101; 2020, $4,296), less reserves for credit losses: 2021, $30; 2020, $267	48,728	43,434
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2021, $24,675; 2020, $25,908), less reserves for credit losses: 2021, $3,489; 2020, $5,344	73,537	68,029
Other loans, less reserves for credit losses: 2021, $66; 2020, $238	2,349	2,614
Investment securities	9,589	21,631
Premises and equipment, less accumulated depreciation and amortization: 2021, $8,371; 2020, $7,540	4,960	5,015
Other assets, less reserves for credit losses: 2021, $33; 2020, $85	17,182	17,679
Total assets	$184,261	$191,367
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$84,326	$86,875
Accounts payable	9,641	9,444
Short-term borrowings	2,253	1,878
Long-term debt (includes debt issued by consolidated variable interest entities: 2021, $9,059; 2020, $12,760)	34,483	42,952
Other liabilities	29,132	27,234
Total liabilities	$159,835	$168,383
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 2,350 shares as of September 30, 2021 and 1,600 shares as of December 31, 2020	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 778 million shares as of September 30, 2021 and 805 million shares as of December 31, 2020	156	161
Additional paid-in capital	12,401	11,881
Retained earnings	14,832	13,837
Accumulated other comprehensive income (loss)
Net unrealized debt securities gains, net of tax of: 2021, $11; 2020, $20	34	65
Foreign currency translation adjustments, net of tax of: 2021, $(366); 2020, $(381)	(2,310)	(2,229)
Net unrealized pension and other postretirement benefits, net of tax of: 2021, $(218); 2020, $(236)	(687)	(731)
Total accumulated other comprehensive income (loss)	(2,963)	(2,895)
Total shareholders’ equity	24,426	22,984
Total liabilities and shareholders’ equity	$184,261	$191,367

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2021	2020
Cash Flows from Operating Activities
Net income	$6,341	$1,697
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	(1,472)	4,841
Depreciation and amortization	$1,276	1,115
Deferred taxes and other	(446)	79
Stock-based compensation	256	175
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	863	(1,432)
Accounts payable & other liabilities	2,819	(4,384)
Net cash provided by operating activities	9,637	2,091
Cash Flows from Investing Activities
Sale of investment securities	37	58
Maturities and redemptions of investment securities	12,803	4,881
Purchase of investments	(1,179)	(18,977)
Net (increase) decrease in Card Member loans and receivables, and other loans	(9,790)	32,262
Purchase of premises and equipment, net of sales: 2021, $41; 2020, $1	(1,079)	(1,042)
Other investing activities	1	7
Net cash provided by investing activities	793	17,189
Cash Flows from Financing Activities
Net (decrease) increase in customer deposits	(2,534)	12,158
Net increase (decrease) in short-term borrowings	428	(4,737)
Proceeds from long-term debt	38	—
Payments of long-term debt	(8,247)	(13,699)
Issuance of American Express preferred shares	1,584	—
Redemption of American Express preferred shares	(850)	—
Issuance of American Express common shares	54	34
Repurchase of American Express common shares and other	(4,681)	(1,026)
Dividends paid	(1,090)	(1,112)
Net cash used in financing activities	(15,298)	(8,382)
Effect of foreign currency exchange rates on cash and cash equivalents	(181)	283
Net (decrease) increase in cash and cash equivalents	(5,049)	11,181
Cash and cash equivalents at beginning of period	32,965	24,446
Cash and cash equivalents at end of period	$27,916	$35,627

Supplemental cash flow information
Cash and cash equivalents reconciliation	Sep-21	Dec-20	Sep-20	Dec-19
Cash and cash equivalents per Consolidated Balance Sheets	$27,916	$32,965	$35,627	$24,446
Restricted balances included in Cash and cash equivalents	475	606	2,597	514
Total cash and cash equivalents excluding restricted balances	$27,441	$32,359	$33,030	$23,932

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended September 30, 2021 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of June 30, 2021	$25,539	$—	$160	$11,858	$(2,881)	$16,402
Net income	1,826	—	—	—	—	1,826
Other comprehensive income	(82)	—	—	—	(82)	—
Preferred shares issued	1,584	—	—	1,584	—	—
Redemption of preferred shares	(850)	—	—	(841)	—	(9)
Repurchase of common shares	(3,300)	—	(4)	(266)	—	(3,030)
Other changes, primarily employee plans	66	—	—	66	—	—
Cash dividends declared preferred Series B, $9.06 per depositary share	(7)	—	—	—	—	(7)
Cash dividends declared preferred Series C, $8.70 per depositary share	(7)	—	—	—	—	(7)
Cash dividends declared preferred Series D, $4.24 per depositary share	(6)	—	—	—	—	(6)
Cash dividends declared common, $0.43 per share	(337)	—	—	—	—	(337)
Balances as of September 30, 2021	$24,426	$—	$156	$12,401	$(2,963)	$14,832

Nine months ended September 30, 2021 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2020	$22,984	$—	$161	$11,881	$(2,895)	$13,837
Net income	6,341	—	—	—	—	6,341
Other comprehensive income	(68)	—	—	—	(68)	—
Preferred shares issued	1,584	—	—	1,584	—	—
Redemption of preferred shares	(850)	—	—	(841)	—	(9)
Repurchase of common shares	(4,646)	—	(6)	(400)	—	(4,240)
Other changes, primarily employee plans	160	—	1	177	—	(18)
Cash dividends declared preferred Series B, $27.44 per depositary share	(21)	—	—	—	—	(21)
Cash dividends declared preferred Series C, $26.32 per depositary share	(22)	—	—	—	—	(22)
Cash dividends declared preferred Series D, $4.24 per depositary share	(6)	—	—	—	—	(6)
Cash dividends declared common, $1.29 per share	(1,030)	—	—	—	—	(1,030)
Balances as of September 30, 2021	$24,426	$—	$156	$12,401	$(2,963)	$14,832
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended September 30, 2020 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of June 30, 2020	$21,062	$—	$161	$11,760	$(2,911)	$12,052
Net income	1,073	—	—	—	—	1,073
Other comprehensive income	39	—	—	—	39	—
Other changes, primarily employee plans	59	—	—	58	—	1
Cash dividends declared preferred Series B, $9.98 per depositary share	(7)	—	—	—	—	(7)
Cash dividends declared preferred Series C, $9.20 per depositary share	(9)	—	—	—	—	(9)
Cash dividends declared common, $0.43 per share	(348)	—	—	—	—	(348)
Balances as of September 30, 2020	$21,869	$—	$161	$11,818	$(2,872)	$12,762

Nine months ended September 30, 2020 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2019	$23,071	$—	$163	$11,774	$(2,737)	$13,871
Cumulative effect of change in accounting principle - Reserve for Credit Losses(a)	(882)	—	—	—	—	(882)
Net income	1,697	—	—	—	—	1,697
Other comprehensive loss	(135)	—	—	—	(135)	—
Repurchase of common shares	(875)	—	(2)	(105)	—	(768)
Other changes, primarily employee plans	102	—	—	149	—	(47)
Cash dividends declared preferred Series B, $36.44 per depositary share	(27)	—	—	—	—	(27)
Cash dividends declared preferred Series C, $43.99 per depositary share	(38)	—	—	—	—	(38)
Cash dividends declared common, $1.29 per share	(1,044)	—	—	—	—	(1,044)
Balances as of September 30, 2020	$21,869	$—	$161	$11,818	$(2,872)	$12,762
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
Card Member loans by segment and Other loans as of September 30, 2021 and December 31, 2020 consisted of:

(Millions)	2021	2020
Global Consumer Services Group (a)	$61,625	$60,084
Global Commercial Services	15,401	13,289
Card Member loans	77,026	73,373
Less: Reserves for credit losses	3,489	5,344
Card Member loans, net	$73,537	$68,029
Other loans, net (b)	$2,349	$2,614
(a)Includes approximately $24.7 billion and $25.9 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of September 30, 2021 and December 31, 2020, respectively.
(b)Other loans represent consumer and commercial non-card financing products, and Small Business Administration Paycheck Protection Program (PPP) loans. There were $0.1 billion and $0.6 billion of gross PPP loans outstanding as of September 30, 2021 and December 31, 2020, respectively. Other loans are presented net of reserves for credit losses of $66 million and $238 million as of September 30, 2021 and December 31, 2020, respectively.
Card Member receivables by segment as of September 30, 2021 and December 31, 2020 consisted of:

(Millions)	2021	2020
Global Consumer Services Group	$19,499	$18,685
Global Commercial Services (a)	29,259	25,016
Card Member receivables	48,758	43,701
Less: Reserves for credit losses	30	267
Card Member receivables, net	$48,728	$43,434
(a)Includes $5.1 billion and $4.3 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of September 30, 2021 and December 31, 2020, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of September 30, 2021 and December 31, 2020:

2021 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$61,178	$144	$100	$203	$61,625
Global Commercial Services
Global Small Business Services	15,272	29	19	29	15,349
Global Corporate Payments (a)	(b)	(b)	(b)	—	52
Card Member Receivables:
Global Consumer Services Group	19,400	38	22	39	19,499
Global Commercial Services
Global Small Business Services	$16,684	$42	$24	$31	$16,781
Global Corporate Payments (a)	(b)	(b)	(b)	$35	$12,478

2020 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$59,442	$177	$148	$317	$60,084
Global Commercial Services
Global Small Business Services	13,132	27	20	47	13,226
Global Corporate Payments (a)	(b)	(b)	(b)	—	63
Card Member Receivables:
Global Consumer Services Group	18,570	33	26	56	18,685
Global Commercial Services
Global Small Business Services	$14,023	$37	$21	$38	$14,119
Global Corporate Payments (a)	(b)	(b)	(b)	$60	$10,897
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

	2021			2020
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	1.1%	1.4%	0.7%	2.7%	3.2%	1.2%
Global Small Business Services	0.7%	0.8%	0.5%	2.1%	2.4%	1.1%
Card Member Receivables:
Global Consumer Services Group	0.3%	0.4%	0.5%	2.0%	2.2%	0.8%
Global Small Business Services	0.3%	0.4%	0.6%	2.3%	2.6%	1.0%
Global Corporate Payments (d)	(b)	(0.1)%	(c)	(b)	2.2%	(c)
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
(c)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ Days Past Billing as a % of total was 0.3% and 0.6% as of September 30, 2021 and 2020, respectively.
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
The following tables provide additional information with respect to our impaired loans and receivables as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
			Accounts Classified as a TDR (c)
2021 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$134	$77	$845	$891	$1,947	$491
Global Commercial Services	14	15	209	299	537	165
Card Member Receivables:
Global Consumer Services Group	—	—	138	101	239	24
Global Commercial Services	—	—	254	265	519	46
Other Loans (f)	1	—	97	3	101	9
Total	$149	$92	$1,543	$1,559	$3,343	$735

	As of December 31, 2020
			Accounts Classified as a TDR (c)
2020 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$203	$146	$1,586	$248	$2,183	$782
Global Commercial Services	21	29	478	67	595	285
Card Member Receivables:
Global Consumer Services Group	—	—	240	34	274	60
Global Commercial Services	—	—	534	75	609	139
Other Loans (f)	2	1	248	6	257	80
Total	$226	$176	$3,086	$430	$3,918	$1,346
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
(c)Accounts classified as a TDR include $32 million and $32 million that are over 90 days past due and accruing interest as of September 30, 2021 and December 31, 2020, respectively, and $17 million and $11 million that are non-accruals as of September 30, 2021 and December 31, 2020, respectively.
(d)In Program TDRs include accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $1,413 million and $316 million of accounts that have successfully completed a modification program and $146 million and $114 million of accounts that were not in compliance with the terms of the modification programs as of September 30, 2021 and December 31, 2020, respectively.
(f)Other loans primarily represent consumer and commercial non-card financing products.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans and Receivables Modified as TDRs
The following tables provide additional information with respect to loans and receivables that entered a financial relief program and were modified as TDRs during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	26	$177	13	(b)	87	$636	13	(b)
Card Member Receivables	5	114	(c)	17	16	314	(c)	18
Other Loans (d)	1	2	3	17	3	$12	3	16
Total	32	$293			106	$962

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	76	$649	14	(b)	216	$1,947	14	(b)
Card Member Receivables	13	231	(c)	18	38	1,049	(c)	19
Other Loans (d)	3	$165	3	17	8	$319	3	16
Total	92	$1,045			262	$3,315
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

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$32	20	$148
Card Member Receivables	1	10	5	48
Other Loans (b)	1	1	3	9
Total	6	$43	28	$205

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$32	11	$84
Card Member Receivables	1	16	3	34
Other Loans (b)	1	1	2	$2
Total	6	$49	16	$120
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Third quarter of 2021	5%	7% - 11%	8%	3% - (3)%
Fourth quarter of 2021	5% - 7%	7% - 11%	6% - (4)%	6% - (2)%
Fourth quarter of 2022	4% - 9%	6% - 12%	2% - 1%	4% - 3%
Fourth quarter of 2023	3% - 7%	4% -10%	4% - 3%	5% - 3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses decreased for the three and nine months ended September 30, 2021, driven by improved portfolio quality and macroeconomic outlook, partially offset by an increase in the outstanding balance of loans, and for the current nine month period, the decrease in reserves was also driven by lower delinquencies.
Card Member loans reserve for credit losses increased for the three and nine months ended September 30, 2020, driven by the deterioration of the global macroeconomic outlook as a result of the COVID-19 pandemic, partially offset by a decline in the outstanding balance of loans and lower delinquencies.
The following table presents changes in the Card Member loans reserve for credit losses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2021	2020	2021	2020
Beginning Balance	$3,835	$5,628	$5,344	$4,027
Provisions (a)	(177)	571	(1,146)	3,416
Net write-offs (b)
Principal	(118)	(432)	(544)	(1,449)
Interest and fees	(43)	(91)	(164)	(301)
Other (c)	(8)	12	(1)	(5)
Ending Balance	$3,489	$5,688	$3,489	$5,688
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $167 million and $142 million for the three months ended September 30, 2021 and 2020, respectively, and $507 million and $421 million for the nine months ended September 30, 2021 and 2020, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(36) million and $(35) million for the three months ended September 30, 2021 and 2020, respectively, and $(124) million and $(98) million for the nine months ended September 30, 2021 and 2020, respectively.
(c)Primarily includes foreign currency translation adjustments of $(8) million and $13 million for the three months ended September 30, 2021 and 2020, respectively, and $(2) million and $(4) million for the nine months ended September 30, 2021 and 2020, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses decreased for the three and nine months ended September 30, 2021, driven by improved portfolio quality and macroeconomic outlook, partially offset by an increase in the outstanding balance of receivables.
Card Member receivables reserve for credit losses decreased for the three months ended September 30, 2020, primarily driven by lower delinquencies. Card Member receivables reserve for credit losses increased for the nine months ended September 30, 2020, driven by the deterioration of the global macroeconomic outlook as a result of the COVID-19 pandemic, partially offset by a decline in the outstanding balance of receivables.
The following table presents changes in the Card Member receivables reserve for credit losses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2021	2020	2021	2020
Beginning Balance	$73	$519	$267	$126
Provisions (a)	(12)	117	(147)	1,069
Net write-offs (b)	(32)	(219)	(89)	(776)
Other (c)	1	5	(1)	3
Ending Balance	$30	$422	$30	$422
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $79 million and $103 million for the three months ended September 30, 2021 and 2020, respectively, and $303 million and $283 million for the nine months ended September 30, 2021 and 2020, respectively. Amounts include net (write-offs) recoveries from TDRs of $(15) million and $(15) million for the three months ended September 30, 2021 and 2020, respectively, and $(51) million and $(31) million for the nine months ended September 30, 2021 and 2020, respectively.
(c)Primarily includes foreign currency translation adjustments of nil and $3 million for the three months ended September 30, 2021 and 2020, respectively, and $(1) million and $2 million for the nine months ended September 30, 2021 and 2020, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $38 million and $26 million as of September 30, 2021 and December 31, 2020, respectively, presented as Other assets on the Consolidated Balance Sheets.
Investment securities also include equity securities carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in the Consolidated Statements of Income as Other, net expense.
Realized gains and losses are recognized upon disposition of the securities using the specific identification method.
The following is a summary of investment securities as of September 30, 2021 and December 31, 2020:

	2021				2020
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$102	$5	$(1)	$106	$172	$7	$—	$179
U.S. Government agency obligations	6	—	—	6	7	—	—	7
U.S. Government treasury obligations	8,718	39	—	8,757	20,655	76	—	20,731
Mortgage-backed securities (a)	19	2	—	21	28	2	—	30
Foreign government bonds and obligations	556	—	—	556	581	—	—	581
Other (b)	41	—	—	41	22	—	—	22
Equity securities (c)(d)	58	46	(2)	102	56	27	(2)	81
Total	$9,500	$92	$(3)	$9,589	$21,521	$112	$(2)	$21,631
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in Corporate debt securities and debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.
(d)During the third quarter of 2021, certain equity securities were reclassified from Other assets to Investment securities following the completion of initial public offerings by the issuers of the securities. The investments had a fair value of $51 million with an associated cost basis of $7 million as of September 30, 2021. The gross unrealized gains amount includes $5 million that was recognized during 2018.
There were no available-for-sale debt securities with gross unrealized losses as of both September 30, 2021 and December 31, 2020.
Contractual maturities for investment securities with stated maturities as of September 30, 2021 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$8,453	$8,460
Due after 1 year but within 5 years	879	909
Due after 5 years but within 10 years	35	41
Due after 10 years	75	77
Total	$9,442	$9,487
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of September 30, 2021 and December 31, 2020, our ownership of variable interests was $15.8 billion and $13.4 billion, respectively, for the Lending Trust and $5.1 billion and $4.3 billion, respectively, for the Charge Trust. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust and Charge Trust was $25 million and nil, respectively, as of September 30, 2021 and $47 million and nil, respectively, as of December 31, 2020. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the nine months ended September 30, 2021 and the year ended December 31, 2020, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of September 30, 2021 and December 31, 2020, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2021	2020
U.S.:
Interest-bearing	$83,299	$85,583
Non-interest-bearing (includes Card Member credit balances of: 2021, $467; 2020, $576)	489	599
Non-U.S.:
Interest-bearing	19	19
Non-interest-bearing (includes Card Member credit balances of: 2021, $515; 2020, $671)	519	674
Total customer deposits	$84,326	$86,875
Customer deposits by deposit type as of September 30, 2021 and December 31, 2020 were as follows:

(Millions)	2021	2020
U.S. retail deposits:
Savings accounts – Direct	$65,721	$63,512
Certificates of deposit:
Direct	1,665	2,440
Third-party (brokered)	3,274	5,561
Sweep accounts – Third-party (brokered)	12,637	14,070
Other deposits:
U.S. deposits	24	23
Non-U.S. deposits	23	22
Card Member credit balances ― U.S. and non-U.S.	982	1,247
Total customer deposits	$84,326	$86,875
The scheduled maturities of certificates of deposit as of September 30, 2021 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2021	$567	$2	$569
2022	3,123	5	3,128
2023	738	—	738
2024	284	—	284
2025	211	—	211
After 5 years	16	—	16
Total	$4,939	$7	$4,946
As of September 30, 2021 and December 31, 2020, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2021	2020
U.S.	$627	$930
Non-U.S.	1	1
Total	$628	$931

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In 2006, Mawarid Investments Limited filed a request for confidential arbitration under the 1998 London Court of International Arbitration Rules in connection with certain claims arising under a shareholders agreement between Mawarid and American Express Travel Related Services Company, Inc. (TRS) relating to a joint venture between the parties, Amex (Middle East) BSC(c) (AEME). In 2008, the tribunal rendered a partial award, including a direction that an audit should take place to verify whether acquirer discount revenue related to transactions occurring with airlines located in the Middle East region had been properly allocated to AEME since its inception in 1992. In September 2021, the tribunal rendered a further partial award regarding the location of transactions through non-physical channels. The consequences of the tribunal’s 2008 and 2021 partial awards on the allocation of airline acquirer revenues will be determined in the remaining phase of the arbitration.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We have an accrual of $18 million related to these exposures as of September 30, 2021. To date, we have not experienced significant losses related to these exposures; however, our historical experience may not be representative in the current environment given the economic and financial disruptions caused by the COVID-19 pandemic and resulting containment measures. A reasonably possible loss related to these exposures in excess of the recorded accrual cannot be quantified as the Card Member purchases that may include or result in claims are not sufficiently estimable, although we believe our risk of loss has increased as a result of the COVID-19 pandemic.

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
A majority of our derivative assets and liabilities as of September 30, 2021 and December 31, 2020 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of September 30, 2021, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of September 30, 2021 and December 31, 2020, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2021 and December 31, 2020:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$308	$500	$—	$—
Net investment hedges - Foreign exchange contracts	102	24	47	474
Total derivatives designated as hedging instruments	410	524	47	474
Derivatives not designated as hedging instruments:
Foreign exchange contracts	121	105	72	228
Total derivatives, gross	531	629	119	702
Derivative asset and derivative liability netting (b)	(74)	(98)	(74)	(98)
Cash collateral netting (c)	(310)	(500)	(3)	(16)
Total derivatives, net	$147	$31	$42	$588
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
We posted $15 million and $34 million as of September 30, 2021 and December 31, 2020, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $12.9 billion and $15.8 billion of fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2021 and December 31, 2020, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and nine months ended September 30:

	Gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2021	2020	2021	2020
Fixed-rate long-term debt	$59	$96	$257	$(497)
Derivatives designated as hedging instruments	(58)	(97)	(257)	504
Total	$1	$(1)	$—	$7
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $13.2 billion and $16.4 billion as of September 30, 2021 and December 31, 2020, respectively, including the cumulative amount of fair value hedging adjustments of $365 million and $622 million for the respective periods.
We recognized net decreases of $60 million and $81 million in Interest expense on Long-term debt for the three months ended September 30, 2021 and 2020, respectively, and net decreases of $196 million and $183 million for the nine months ended September 30, 2021 and 2020, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $11.4 billion and $10.5 billion of foreign currency derivatives designated as net investment hedges as of September 30, 2021 and December 31, 2020, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a gain of $155 million and a loss of $170 million for the three months ended September 30, 2021 and 2020, respectively, and gains of $53 million and $223 million for the nine months ended September 30, 2021 and 2020, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, were not significant for any of the three and nine months ended September 30, 2021 and 2020.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $16.8 billion and $14.4 billion as of September 30, 2021 and December 31, 2020, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net loss of $10 million and a net gain of $4 million for the three months ended September 30, 2021 and 2020, respectively, and a net loss of $24 million and a net gain of $22 million for the nine months ended September 30, 2021 and 2020, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of September 30, 2021 and December 31, 2020:

	2021				2020
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$102	$101	$1	$—	$81	$80	$1	$—
Debt securities (b)	9,487	—	9,462	25	21,550	—	21,550	—
Derivatives, gross (a)	531	—	531	—	629	—	629	—
Total Assets	10,120	101	9,994	25	22,260	80	22,180	—
Liabilities:
Derivatives, gross (a)	119	—	119	—	702	—	702	—
Total Liabilities	$119	$—	$119	$—	$702	$—	$702	$—
(a)Refer to Note 4 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities on a further disaggregated basis.
(b)Level 3 fair value amount represents investments in debt securities issued by Community Development Financial Institutions.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2021 and December 31, 2020. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2021 and December 31, 2020, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2021 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$28	$28	$26	$2	$—
Other financial assets (b)	51	51	—	51	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	76	79	—	—	79

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	103	103	—	103	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	5	5	—	5	—
Long-term debt (c)	$34	$36	$—	$36	$—

	Carrying Value	Corresponding Fair Value Amount
2020 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$33	$33	$31	$2	$—
Other financial assets (b)	46	46	—	46	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	71	75	—	—	75

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	101	101	—	101	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	8	8	—	8	—
Long-term debt (c)	$43	$45	$—	$45	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $5.1 billion and $4.2 billion held by a consolidated VIE as of September 30, 2021 and December 31, 2020, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $24.7 billion and $25.8 billion as of September 30, 2021 and December 31, 2020, respectively, and the fair values of Long-term debt were $9.2 billion and $13.0 billion as of September 30, 2021 and December 31, 2020, respectively.
(d)Presented as a component of Customer deposits on the Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired or where there are observable price changes for equity investments without readily determinable fair values. During the nine months ended September 30, 2021 and the year ended December 31, 2020, we did not have any material assets that were measured at fair value due to impairment.
We estimate the Level 3 fair value of equity investments without readily determinable fair values based on price changes as of the date of new similar equity financing transactions completed by the companies in our portfolio. The carrying value of equity investments without readily determinable fair values totaled $1.3 billion and $530 million as of September 30, 2021 and December 31, 2020, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets. We recorded net unrealized gains of $103 million and $25 million for the three months ended September 30, 2021 and 2020, respectively, and $728 million and $47 million for the nine months ended September 30, 2021 and 2020, respectively. Unrealized losses including any impairments were not significant for any of the three and nine months ended September 30, 2021 and 2020. Beginning in January 2018, cumulative net unrealized gains for equity investments without readily determinable fair values totaled $1.1 billion and $347 million as of September 30, 2021 and December 31, 2020, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both September 30, 2021 and December 31, 2020.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $25 million, respectively, as of September 30, 2021, and $1 billion and $24 million, respectively, as of December 31, 2020, all of which were primarily related to our real estate and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.
11. Changes in Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and nine months ended September 30, 2021 and 2020 were as follows:

Three Months Ended September 30, 2021 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of June 30, 2021	$42	$(2,227)	$(696)	$(2,881)
Net unrealized losses	(8)	—	—	(8)
Net translation on investments in foreign operations	—	(238)	—	(238)
Net hedges of investments in foreign operations	—	155	—	155
Pension and other postretirement benefits	—	—	9	9
Net change in accumulated other comprehensive income (loss)	(8)	(83)	9	(82)
Balances as of September 30, 2021	$34	$(2,310)	$(687)	$(2,963)

Nine Months Ended September 30, 2021 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2020	$65	$(2,229)	$(731)	$(2,895)
Net unrealized losses	(31)	—	—	(31)
Net translation on investments in foreign operations	—	(134)	—	(134)
Net hedges of investments in foreign operations	—	53	—	53
Pension and other postretirement benefits	—	—	44	44
Net change in accumulated other comprehensive income (loss)	(31)	(81)	44	(68)
Balances as of September 30, 2021	$34	$(2,310)	$(687)	$(2,963)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended September 30, 2020 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of June 30, 2020	$85	$(2,388)	$(608)	$(2,911)
Net unrealized losses	(9)	—	—	(9)
Net translation on investments in foreign operations	—	210	—	210
Net hedges of investments in foreign operations	—	(170)	—	(170)
Pension and other postretirement benefits	—	—	8	8
Net change in accumulated other comprehensive income (loss)	(9)	40	8	39
Balances as of September 30, 2020	$76	$(2,348)	$(600)	$(2,872)

Nine Months Ended September 30, 2020 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2019	$33	$(2,189)	$(581)	$(2,737)
Net unrealized gains	43	—	—	43
Decrease due to amounts reclassified into earnings	—	(3)	—	(3)
Net translation on investments in foreign operations	—	(379)	—	(379)
Net hedges of investments in foreign operations	—	223	—	223
Pension and other postretirement benefits	—	—	(19)	(19)
Net change in accumulated other comprehensive income (loss)	43	(159)	(19)	(135)
Balances as of September 30, 2020	$76	$(2,348)	$(600)	$(2,872)

The following table shows the tax impact for the three and nine months ended September 30 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2021	2020	2021	2020
Net unrealized (losses) gains on debt securities	$(3)	$(3)	$(9)	$13
Net translation on investments in foreign operations	(2)	(14)	3	10
Net hedges of investments in foreign operations	47	(57)	12	67
Pension and other postretirement benefits	5	(1)	18	10
Total tax impact	$47	$(75)	$24	$100
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, were not significant for any of the three and nine months ended September 30, 2021 and 2020.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Other Fees and Commissions and Other Expenses
The following is a detail of Other fees and commissions for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2021	2020	2021	2020
Fees charged to Card Members:
Delinquency fees	$166	$159	$460	$615
Foreign currency conversion fee revenue	142	86	347	336
Other customer fees:
Loyalty coalition-related fees	123	112	368	309
Travel commissions and fees	74	19	164	84
Service fees and other (a)	127	102	373	303
Total Other fees and commissions	$632	$478	$1,712	$1,647
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
The following is a detail of Other expenses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2021	2020	2021	2020
Data processing and equipment (a)	$613	$577	$1,772	$1,690
Professional services	490	421	1,351	1,266
Net unrealized and realized gains on Amex Ventures equity investments	(142)	(66)	(773)	(116)
Other (b)	257	297	745	908
Total Other expenses	$1,218	$1,229	$3,095	$3,748
(a)Effective for the first quarter of 2021, we changed the expense category name from Occupancy and equipment to Data processing and equipment to better reflect the nature and components of the expense.
(b)Other primarily includes general operating expenses, communication expenses, non-income taxes, Card Member and merchant-related fraud losses, foreign currency-related gains and losses and litigation expenses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate was 25.5 percent and 21.3 percent for the three months ended September 30, 2021 and 2020, respectively, and 24.4 percent and 30.4 percent for the nine months ended September 30, 2021 and 2020, respectively. The increase in the effective tax rate for the three month period primarily reflected changes in the level and geographic mix of pretax income and discrete tax charges in the current period. The decrease in the effective tax rate for the nine month period primarily reflected discrete tax charges in the prior period related to the realizability of certain foreign deferred tax assets. The current period effective tax rates also reflect the implementation of PAM. Refer to Note 1 for further information.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination by the IRS for the 2017 and 2018 tax years.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $144 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $144 million of unrecognized tax benefits, approximately $114 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Basic and diluted:
Net income	$1,826	$1,073	$6,341	$1,697
Preferred dividends	(20)	(16)	(49)	(65)
Equity-related adjustment (a)	(9)	—	(9)	—
Net income available to common shareholders	$1,797	$1,057	$6,283	$1,632
Earnings allocated to participating share awards (b)	(14)	(7)	(45)	(10)
Net income attributable to common shareholders	$1,783	$1,050	$6,238	$1,622
Denominator:(b)
Basic: Weighted-average common stock	786	804	796	805
Add: Weighted-average stock options (c)	1	1	1	1
Diluted	787	805	797	806

Basic EPS	$2.27	$1.31	$7.84	$2.01
Diluted EPS	$2.27	$1.30	$7.82	$2.01
(a)Represents the difference between the redemption value and carrying value of the Series C preferred shares, which were redeemed on September 15, 2021. The carrying value represents the original issuance proceeds, net of underwriting fees and offering costs for the Series C preferred shares.
(b)Our unvested restricted stock awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.
(c)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.01 million and 0.88 million of options for the three months ended September 30, 2021 and 2020, respectively, and 0.01 million and 0.61 million of options for the nine months ended September 30, 2021 and 2020, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Preferred Shares
The Board of Directors is authorized to permit us to issue up to 20 million preferred shares at a par value of $1.66 2/3 without further shareholder approval. The following table summarizes our preferred shares issued and outstanding as of September 30, 2021:

	Series B	Series D
Issuance Date	November 10, 2014	August 3, 2021
Securities issued	750 Preferred shares; represented by 750,000 depositary shares	1,600 Preferred shares; represented by 1,600,000 depositary shares
Dividend rate per annum	5.20% through November 14, 2019; 3-month LIBOR plus 3.428% thereafter	3.55% through September 14, 2026; resets September 15, 2026 and every subsequent 5-year anniversary at 5-year Treasury rate plus 2.854%
Dividend payment date	Semi-annual beginning May 15, 2015 and, quarterly beginning February 15, 2020	Quarterly beginning September 15, 2021
Earliest redemption date	November 15, 2019	September 15, 2026
Aggregate liquidation preference	$750 million	$1,600 million
Carrying value (a)	$742 million	$1,584 million
(a)Carrying value, presented in the Statements of Shareholders' Equity, represents the issuance proceeds, net of underwriting fees and offering costs.
In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the preferred shares then outstanding take precedence over our common shares for the payment of dividends and the distribution of assets out of funds legally available for distribution to shareholders. We may redeem each outstanding series of preferred shares at $1 million per preferred share (equivalent to $1,000 per depositary share) plus any declared but unpaid dividends in whole or in part, from time to time, on any dividend payment date on or after the respective earliest redemption date, or in whole, but not in part, within 90 days of certain bank regulatory changes.
We paid $850 million to redeem in full the outstanding 4.900% Fixed Rate/Floating Rate Noncumulative Preferred Shares, Series C, on September 15, 2021. The difference between the redemption value and carrying value of the redeemed Series C preferred shares resulted in a $9 million reduction to net income available to common shareholders. On October 15, 2021, we issued a redemption notice for all outstanding Series B preferred shares; the redemption date will be November 15, 2021.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16. Reportable Operating Segments
As a result of organizational changes announced during the second quarter of 2021, our loyalty coalition businesses results, which were previously reported within the Global Merchant and Network Services (GMNS) segment, are now reported within the Global Consumer Services Group (GCSG) segment. Prior period segment results have been revised to conform with current period presentation.
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three and nine months ended September 30:

Three Months Ended September 30, 2021 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,699	$2,978	$1,280	$(23)	$8,934
Revenue from contracts with customers (b)	3,392	2,556	1,198	(7)	7,139
Interest income	1,879	378	4	40	2,301
Interest expense	174	111	(24)	46	307
Total revenues net of interest expense	6,404	3,245	1,308	(29)	10,928
Pretax segment income (loss)	$1,488	$718	$529	$(285)	$2,450
Total assets (billions)	$92	$48	$14	$30	$184

Nine Months Ended September 30, 2021 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$12,982	$8,225	$3,545	$(159)	$24,593
Revenue from contracts with customers (b)	9,229	7,019	3,327	(20)	19,555
Interest income	5,436	1,059	12	126	6,633
Interest expense	536	338	(61)	178	991
Total revenues net of interest expense	17,882	8,946	3,618	(211)	30,235
Pretax segment income (loss)	$5,525	$2,222	$1,441	$(805)	$8,383
Total assets (billions)	$92	$48	$14	$30	$184

Three Months Ended September 30, 2020 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$3,632	$2,327	$997	$(79)	$6,877
Revenue from contracts with customers (b)	2,476	1,969	941	(6)	5,380
Interest income	1,916	351	4	53	2,324
Interest expense	244	139	(19)	86	450
Total revenues net of interest expense	5,304	2,539	1,020	(112)	8,751
Pretax segment income (loss)	$1,125	$272	$326	$(359)	$1,364
Total assets (billions)	$82	$40	$12	$53	$187

Nine Months Ended September 30, 2020 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$10,662	$7,129	$3,057	$(200)	$20,648
Revenue from contracts with customers (b)	7,205	5,993	2,857	(22)	16,033
Interest income	6,298	1,252	14	232	7,796
Interest expense	844	493	(61)	432	1,708
Total revenues net of interest expense	16,116	7,888	3,132	(400)	26,736
Pretax segment income (loss)	$2,227	$269	$1,039	$(1,097)	$2,438
Total assets (billions)	$82	$40	$12	$53	$187
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue, certain other fees and commissions and other revenues from customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. Due to the evolving mix of fixed and floating rate assets and liabilities on our balance sheet, as of September 30, 2021 a hypothetical immediate 100 basis point increase in market interest rates would have a detrimental impact of approximately $206 million on our annual net interest income. There were no material changes in foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar since December 31, 2020.
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
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K). The risks and uncertainties that we face are not limited to those set forth in the 2020 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment and stimulus measures, continued outbreaks and new variants, and the related impacts to economic and operating conditions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)   ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2021
Repurchase program(a)	11,545,072	$168.87	11,545,072	81,603,030
Employee transactions(b)	—	—	N/A	N/A

August 1-31, 2021
Repurchase program(a)	3,119,478	$167.56	3,119,478	78,483,552
Employee transactions(b)	18,346	$170.53	N/A	N/A

September 1-30, 2021
Repurchase program(a)	5,064,065	$163.45	5,064,065	73,419,487
Employee transactions(b)	—	—	N/A	N/A

Total
Repurchase program(a)	19,728,615	$167.27	19,728,615	73,419,487
Employee transactions(b)	18,346	$170.53	N/A	N/A
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

ITEM 5. OTHER INFORMATION
On September 26, 2021, our independent directors elected John J. Brennan to serve as Lead Independent Director of the Board of Directors. Mr. Brennan succeeds Ronald A. Williams who will not stand for reelection at our 2022 annual meeting of shareholders as he will have reached our mandatory retirement age for directors.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
3.1	Conformed copy of Amended and Restated Certificate of Incorporation of American Express Company, as amended through August 2, 2021.
31.1	Certification of Stephen J. Squeri pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Stephen J. Squeri pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: October 22, 2021	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell Chief Financial Officer

Date: October 22, 2021	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)