Form 10-K
period 2021-12-31
AMERICAN EXPRESS CO
filed 2022-02-11
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑
As of June 30, 2021, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $131.1 billion based on the closing sale price as reported on the New York Stock Exchange.
As of February 3, 2022, there were 759,354,994 common shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 3, 2022.

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

PART I
ITEM 1.    BUSINESS
Overview
American Express is a globally integrated payments company that provides our customers with access to products, insights and experiences that enrich lives and build business success. We are a leader in providing credit and charge cards to consumers, small businesses, mid-sized companies and large corporations around the world. American Express® cards issued by us, as well as by third-party banks and other institutions on the American Express network, can be used by Card Members to charge purchases at the millions of merchants around the world that accept cards bearing our logo.
Our various products and services are sold globally to diverse customer groups through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party service providers and business partners, direct mail, telephone, in-house sales teams and direct response advertising.
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
We principally engage in businesses comprising three reportable operating segments: Global Consumer Services Group (GCSG), Global Commercial Services (GCS) and Global Merchant and Network Services (GMNS). Corporate functions and certain other businesses are included in Corporate & Other. Our businesses are global in scope and function together to form our end-to-end integrated payments platform, which we believe is a differentiator that underpins our business model. While our business was significantly impacted by the COVID-19 pandemic in 2020, we believe our growth momentum through 2021 strengthens our focus on our strategic imperatives and the resilience of our differentiated business model.
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
Card Issuing Businesses
Our global proprietary card-issuing businesses are conducted through our GCSG and GCS reportable operating segments. We offer a broad set of card products, rewards and services to a diverse consumer and commercial customer base, in the United States and internationally. We acquire and retain high-spending, engaged and creditworthy Card Members by:
•Designing innovative products and features that appeal to our target customer base and meet their spending and borrowing needs
•Using incentives to drive spending on our various card products and engender loyal Card Members, including our Membership Rewards® program, cash-back reward features and participation in loyalty programs sponsored by our cobrand and other partners
•Providing digital and mobile services and an array of benefits and experiences across card products, such as airport lounge access, dining experiences and other travel and lifestyle benefits, which we believe are difficult for others to replicate and help increase Card Member engagement
•Creating world-class service experiences by delivering exceptional customer care
•Developing a wide range of partner relationships, including with other corporations and institutions that sponsor certain of our cards under cobrand arrangements and provide benefits and services to our Card Members
Over the last several years, we have focused on broadening the appeal of our products to attract new customers, particularly Millennial and Gen Z customers, as well as expanding our position with small and mid-sized enterprise (SME) customers by providing more ways to help them manage and grow their businesses. During 2020, we enhanced our value propositions on many of our products, including adjusting our rewards programs and adding limited time offers and statement credits in categories that were relevant to how customer spending behaviors were changing, such as wireless telephone services, streaming services, business essentials and food delivery. We also enhanced and expanded our financial relief programs to assist our customers who faced financial hardships. As the pandemic continued, we made the decision to increase investments to drive customer acquisition, engagement and retention. These initiatives have driven retention and satisfaction metrics higher than pre-pandemic levels. During 2021, we relaunched our consumer Platinum Card and Business Platinum Card in the United States and introduced our first business checking account product and new digital capabilities, in part resulting from the Kabbage technology platform we acquired in 2020.
For the year ended December 31, 2021, worldwide billed business (spending on American Express cards issued by us) was $1.1 trillion and at December 31, 2021, we had 71.4 million proprietary cards-in-force worldwide.
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
During the pandemic, we increased our investments in our Shop Small campaigns to support small businesses around the world, created a Stand for Small coalition and supported minority-owned small businesses in the United States. We launched debit capabilities on the American Express network and in 2021 introduced our first-ever proprietary debit card in connection with the business checking account product mentioned above.
Card Network Business
We operate a payments network through which we establish and maintain relationships with third-party banks and other institutions in approximately 103 countries and territories, licensing the American Express brand and extending the reach of our global network. These network partners are licensed to issue local currency American Express-branded cards in their countries and/or serve as the merchant acquirer for local merchants on our network.
During 2021, we continued to grow our business in China through our joint venture with Lianlian DigiTech Co., Ltd, a Chinese fintech services company.
For the year ended December 31, 2021, worldwide network services processed volume (spending on American Express cards issued by third parties) was $194.4 billion and at December 31, 2021, we had 50.3 million cards-in-force issued by third parties worldwide.
Diverse Customer Base and Global Footprint
Our broad and diverse customer base spans consumers, small businesses, mid-sized companies and large corporations around the world. The following charts provide a summary of our diverse set of customers and broad geographic footprint based on worldwide network volumes:

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
Delta Air Lines is our largest strategic partner. Our relationships with, and revenues and expenses related to, Delta are significant and represent an important source of value for our Card Members. We issue cards under cobrand arrangements with Delta and the Delta cobrand portfolio represented approximately 9 percent of worldwide network volumes and approximately 21 percent of worldwide Card Member loans as of December 31, 2021. The Delta cobrand portfolio generates fee revenue and interest income from Card Members and discount revenue from Delta and other merchants for spending on Delta cobrand cards. The current Delta cobrand agreement runs through the end of 2029 and we expect to continue to make significant investments in this partnership. Among other things, Delta is also a key participant in our Membership Rewards program, provides travel-related benefits and services, including airport lounge access for certain American Express Card Members, accepts American Express cards as a merchant and is a corporate payments customer.
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
The American Express Brand and Service Excellence
Our brand and its attributes—trust, security and service—are key assets. We invest heavily in managing, marketing, promoting and protecting our brand, including through the delivery of our products and services in a manner consistent with our brand promise. The American Express brand is ranked among the most valuable brands in the world. We place significant importance on trademarks, service marks and patents, and seek to secure our intellectual property rights around the world.
We aim to provide the world’s best customer experience every day and our reputation for world-class service has been recognized by numerous awards over the years. Our customer care professionals, travel consultants and partners treat servicing interactions as an opportunity to bring the brand to life for our customers, add meaningful value and deepen relationships.

Our Business Strategies
During 2021, we focused on investing to rebuild growth momentum by firing up our core business, scaling next-horizon opportunities and continuing to retain financial flexibility. Over the longer term, we seek to grow our business by focusing on four strategic imperatives:
First, we aim to expand our leadership in the premium consumer space by continuing to deliver membership benefits that span our customers’ everyday spending, borrowing, travel and lifestyle needs, expanding our roster of business partners around the globe and developing a range of experiences that attract high-spending customers.
Second, we seek to build on our strong position in commercial payments by evolving our card value propositions, further differentiating our corporate card and accounts payable expense management solutions and designing innovative products and features, including financing, banking and payment solutions for our business customers.
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
We also have an Environmental, Social and Governance (ESG) strategy that focuses on three pillars. The Promoting Diversity, Equity and Inclusion (DE&I) pillar supports a diverse, equitable and inclusive workforce, marketplace and society. The Building Financial Confidence pillar seeks to provide responsible, secure and transparent products and services to help people and businesses build financial resilience. Finally, the Advancing Climate Solutions pillar focuses on enhancing our operations and capabilities to meet customer and community needs in the transition to a low-carbon future.

Our Colleagues
We are committed to delivering a great colleague experience every day. We work to foster an inclusive and diverse culture and help our colleagues grow in their careers and thrive both professionally and personally. As a result, we believe our colleagues are more engaged, committed, creative and effective in driving results. At the heart of our culture is what we call our Blue Box Values – a set of guiding principles that reflect who we are and what we stand for:

We Back Our Customers	We Embrace Diversity
We Make It Great	We Stand for Inclusion
We Do What's Right	We Win as A Team
We Respect People	We Support Our Communities
As of December 31, 2021, we employed approximately 64,000 people, whom we refer to as colleagues, with approximately 22,000 colleagues in the United States and approximately 42,000 colleagues outside the United States. To attract and retain the best talent, we continuously invest in programs, benefits and resources to foster the personal and professional growth of our colleagues. We provide learning opportunities in many forms, including tools and guidance for maximizing learning on the job; cross-border and cross-business unit assignments; career coaching, mentoring, and professional networking; rotation opportunities; virtual learning sessions; and formal classroom instruction. We take a holistic approach to well-being, providing resources that address the physical, financial and emotional health of our colleagues. Throughout the pandemic, one of our top priorities has been to ensure our colleagues have the flexibility and resources they need to stay safe, healthy and productive.
We conduct an annual Colleague Experience Survey to better understand our colleagues’ needs and overall experience at American Express and in 2021, 90 percent of colleagues who participated in the survey said they would recommend American Express as a great place to work. Our 2021 annual company scorecard included talent retention and diversity representation goals to increase minority and women representation and retain our key talent. While we experienced an increase in colleague attrition in 2021, our high potential and multi-year high performer retention rates met or exceeded our goals. As of December 31, 2021, women represented 52.9 percent of our global workforce and Asian, Black/African American and Hispanic/Latinx people represented 19.5 percent, 13.3 percent and 13.8 percent, respectively, of our U.S. workforce based on preliminary data for our 2021 U.S. EEO-1 submission.
We regularly review our compensation practices to ensure colleagues in the same job, level and location are compensated fairly regardless of gender globally, and race and ethnicity in the United States. These reviews consider several factors known to affect compensation, including role, level, tenure, performance and geography. In the instances where a review has found inconsistencies, we have made adjustments. After making these adjustments, we believe we maintained 100 percent pay equity in 2021 for colleagues across genders globally and across races and ethnicities in the United States.

Information About Our Executive Officers
Set forth below, in alphabetical order, is a list of our executive officers as of February 11, 2022, including each executive officer’s principal occupation and employment during the past five years and reflecting recent organizational changes. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER —	Vice Chairman and Group President, Global Consumer Services Group
Mr. Buckminster (61) has been Vice Chairman since April 2021 and Group President, Global Consumer Services Group since February 2018. Prior thereto, he had been President, Global Consumer Services Group since October 2015.

JEFFREY C. CAMPBELL —	Vice Chairman and Chief Financial Officer
Mr. Campbell (61) has been Vice Chairman since April 2021 and Chief Financial Officer since August 2013.

MONIQUE HERENA —	Chief Colleague Experience Officer
Ms. Herena (50) has been Chief Colleague Experience Officer since April 2019. Ms. Herena joined American Express from BNY Mellon, where she served as the Chief Human Resources Officer and Senior Executive Vice President, Human Resources, Marketing and Communications since 2014.

RAYMOND JOABAR —	Group President, Global Merchant and Network Services
Mr. Joabar (56) has been Group President, Global Merchant and Network Services since April 2021. Prior thereto, he had been President, Global Risk and Compliance and Chief Risk Officer since September 2019. He also served as President of International Consumer Services and Global Travel and Lifestyle Services from February 2018 to September 2019 and as Executive Vice President, Global Servicing Network from February 2016 to February 2018.

ANNA MARRS —	Group President, Global Commercial Services and Credit & Fraud Risk
Ms. Marrs (48) has been Group President, Global Commercial Services and Credit & Fraud Risk since April 2021. Prior thereto, she had been President, Global Commercial Services since September 2018. Ms. Marrs joined American Express from Standard Chartered Bank, where she served as Regional CEO, ASEAN and South Asia since November 2016.

DAVID NIGRO —	Chief Risk Officer
Mr. Nigro (60) has been Chief Risk Officer since April 2021. Prior thereto, he had been Executive Vice President and Chief Credit Officer, Global Consumer Services and Credit and Fraud Risk Capability since April 2018 and Executive Vice President and Chief Credit Officer, U.S. Consumer Card Services since December 2013.

DENISE PICKETT —	President, Global Services Group
Ms. Pickett (56) has been President, Global Services Group since September 2019. Prior thereto, she had been Chief Risk Officer and President, Global Risk, Banking & Compliance since February 2018 and President, U.S. Consumer Services from October 2015 to February 2018.

RAVI RADHAKRISHNAN —	Chief Information Officer
Mr. Radhakrishnan (50) has been Chief Information Officer since January 2022. Mr. Radhakrishnan joined American Express from Wells Fargo & Company, where he served as Chief Information Officer for the Commercial Banking and Corporate & Investment Banking businesses since May 2020. Prior thereto, he had been Chief Information Officer, Wholesale, Wealth & Investment Management and Innovation from May 2019 to May 2020. He also served as Enterprise Chief Information Officer from March 2017 to May 2019 and as Chief Information Officer, Wholesale Banking from October 2015 to March 2017.

ELIZABETH RUTLEDGE —	Chief Marketing Officer
Ms. Rutledge (60) has been Chief Marketing Officer since February 2018. Prior thereto, she had been Executive Vice President, Global Advertising & Media since February 2016.

LAUREEN E. SEEGER —	Chief Legal Officer
Ms. Seeger (60) has been Chief Legal Officer since July 2014.

JENNIFER SKYLER —	Corporate Affairs Officer
Ms. Skyler (45) has been Corporate Affairs Officer since October 2019. Ms. Skyler joined American Express from WeWork, where she served as Chief Communications Officer from January 2018 to September 2019. Prior thereto, she had been Global Head of Public Affairs from January 2016 to January 2018.

STEPHEN J. SQUERI —	Chairman and Chief Executive Officer
Mr. Squeri (62) has been Chairman and Chief Executive Officer since February 2018. Prior thereto, he had been Vice Chairman since July 2015.

ANRÉ WILLIAMS —	Group President, Enterprise Services
Mr. Williams (56) has been Group President, Enterprise Services since April 2021. Prior thereto, he had been Group President, Global Merchant and Network Services since February 2018 and President of Global Merchant Services and Loyalty since October 2015. Mr. Williams also serves as the Chief Executive Officer of American Express National Bank.

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
As a card issuer, we compete with financial institutions that issue general-purpose credit and debit cards. We also encounter competition from businesses that issue private label cards, operate mobile wallets or extend credit. We face intense competition in the premium space and for cobrand relationships, as both card issuer and network competitors have targeted high-spending customers and key business partners with attractive value propositions. We also face competition for partners and other differentiated offerings, such as lounge space in U.S. and global hub airports.
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
The principal competitive factors that affect the card-issuing, merchant and network businesses include:
•The features, value and quality of the products and services, including customer care, rewards programs, partnerships, travel and lifestyle-related benefits, and digital and mobile services, as well as the costs associated with providing such features and services
•Reputation and brand recognition
•The number, spending characteristics and credit performance of customers
•The quantity, diversity and quality of the establishments where the cards can be used
•The attractiveness of the value proposition to card issuers, merchant acquirers, cardholders, corporate clients and merchants (including the relative cost of using or accepting the products and services, and capabilities such as fraud prevention and data analytics)
•The number and quality of other cards and other forms of payment and financing available to customers
•The success of marketing and promotional campaigns
•The speed of innovation and investment in systems, technologies, and product and service offerings
•The nature and quality of expense management tools, electronic payment methods and data capture and reporting capabilities, particularly for business customers
•The security of cardholder, merchant and network partner information
Another aspect of competition is the dynamic and rapid growth of alternative payment and financing mechanisms, systems and products, which include payment aggregators, digital payment and electronic wallet platforms, point-of-sale lenders and buy now, pay later products, real-time settlement and processing systems, financial technology companies, digital currencies developed by both central banks and the private sector, blockchain and similar distributed ledger technologies, prepaid systems and gift cards, and systems linked to customer accounts or that provide payment solutions. Various competitors are integrating more financial services into their product offerings and competitors are seeking to attain the benefits of closed-loop, loyalty and rewards functionalities, such as ours.

In addition to the discussion in this section, see “Our operating results may materially suffer because of substantial and increasingly intense competition worldwide in the payments industry” in “Risk Factors” for further discussion of the potential impact of competition on our business, and “Our business is subject to comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition” and “Legal proceedings regarding provisions in our merchant contracts, including non-discrimination and honor-all-cards provisions, could have a material adverse effect on our business and result in additional litigation and/or arbitrations, changes to our merchant agreements and/or business practices, substantial monetary damages and damage to our reputation and brand” in “Risk Factors” for a discussion of the potential impact on our ability to compete effectively due to government regulations or if ongoing legal proceedings limit our ability to prevent merchants from engaging in various actions to discriminate against our card products.

SUPERVISION AND REGULATION
Overview
We are subject to extensive government regulation and supervision in jurisdictions around the world, and the costs of compliance are substantial. The financial services industry is subject to rigorous scrutiny, high regulatory expectations, a range of regulations and a stringent and unpredictable enforcement environment.
Governmental authorities have focused, and we believe will continue to focus, considerable attention on reviewing compliance by financial services firms with laws and regulations, and as a result, we continually work to evolve and improve our risk management framework, governance structures, practices and procedures. Reviews by us and governmental authorities to assess compliance with laws and regulations, as well as our own internal reviews to assess compliance with internal policies, including errors or misconduct by colleagues or third parties or control failures, have resulted in, and are likely to continue to result in, changes to our products, practices and procedures, restitution to our customers and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations, enforcement proceedings and the imposition of fines or civil money penalties, in the event of noncompliance or alleged noncompliance with laws or regulations. External publicity concerning investigations can increase the scope and scale of those investigations and lead to further regulatory inquiries.
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
Financial Regulatory Reform
The Company is subject to the U.S. federal bank regulatory agencies' rules that tailor the application of enhanced prudential standards to bank holding companies and depository institutions with $100 billion or more in total consolidated assets. Under these rules, each bank holding company, as well as its bank subsidiaries, is assigned to one of four categories based on its status as a U.S. global systemically important banking organization and five other risk-based indicators: (i) total assets, (ii) cross-jurisdictional activity, (iii) non-bank assets, (iv) off-balance sheet exposure, and (v) weighted short-term wholesale funding.
Under these rules, the Company (and its depository institution subsidiary, AENB) is subject to Category IV standards.
Because a firm’s categorization is determined by, and can change over time dependent upon, how the firm measures against the risk-based indicator thresholds, we are required to monitor and periodically report these risk-based indicators and there can be no assurance that the Company will continue to be a Category IV firm in the future.
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
Under the Capital Rules, banking organizations are required to maintain minimum ratios for Common Equity Tier 1 (CET1 capital), Tier 1 capital (that is, CET1 capital plus additional Tier 1 capital) and Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets. We report our capital adequacy ratios using risk-weighted assets calculated under the standardized approach. As a Category IV firm, we are not subject to the advanced approaches capital requirements.
In December 2017, the Basel Committee published standards that, among other things, revise the standardized approach for credit risk (including by recalibrating risk weights and introducing additional capital requirements for certain “unconditionally cancellable commitments” such as unused credit card lines of credit) and provide a new standardized calculation for operational risk capital requirements. If adopted in the United States as issued by the Basel Committee and applicable to us, the new standards are likely to result in higher capital requirements for us.
In December 2018, federal banking regulators issued a final rule that provides an optional three-year phase-in period for the adverse regulatory capital effects of adopting the Current Expected Credit Loss (CECL) methodology pursuant to new accounting guidance for the recognition of credit losses on certain financial instruments, which became effective January 1, 2020. In August 2020, federal banking regulators issued a final rule that provides an option to delay the estimated impact of the adoption of the CECL methodology on regulatory capital for up to two years, followed by the three-year phase-in period. We elected to adopt the two-year delay followed by the three-year phase-in period. Therefore, the Company began phasing in the cumulative amount that is not recognized in regulatory capital at 25 percent per year beginning January 1, 2022. See “Critical Accounting Estimates” under “MD&A” for additional information on CECL.

The Company and AENB must each maintain CET1 capital, Tier 1 capital and Total capital ratios of at least 4.5 percent, 6.0 percent and 8.0 percent, respectively. On top of these minimum capital ratios, the Company is subject to a dynamic stress capital buffer (SCB) composed entirely of CET1 capital with a floor of 2.5 percent and AENB is subject to a static 2.5 percent capital conservation buffer (CCB). The SCB equals (i) the difference between a bank holding company’s starting and minimum projected CET1 capital ratios under the supervisory severely adverse scenario under the Federal Reserve's stress tests described below, plus (ii) one year of planned common stock dividends as a percentage of risk-weighted assets.
On June 24, 2021, the Federal Reserve confirmed the SCB for the Company of 2.5 percent, which remained unchanged from the level announced in August 2020. As a result, the effective minimum ratios for the Company (taking into account the SCB requirement) and AENB (taking into account the CCB requirement) are 7.0 percent, 8.5 percent and 10.5 percent for the CET1 capital, Tier 1 capital and Total capital ratios, respectively. Banking organizations whose ratios of CET1 capital, Tier 1 capital or Total capital to risk-weighted assets are below these effective minimum ratios face constraints on discretionary distributions such as dividends, repurchases and redemptions of capital securities, and executive compensation. A bank holding company’s SCB requirement is generally effective on October 1 of each year and will remain in effect through September 30 of the following year unless it is reset in connection with resubmission of a capital plan, as discussed below.
We are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets (as defined for regulatory purposes). All banking organizations are required to maintain a leverage ratio of at least 4.0 percent.
Liquidity Regulation
The Federal Reserve’s enhanced prudential standards rule includes heightened liquidity and overall risk management requirements. The rule requires the maintenance of a liquidity buffer, consisting of highly liquid assets, that is sufficient to meet projected net outflows for 30 days over a range of liquidity stress scenarios, and a minimum liquidity coverage ratio (LCR) that measures a firm’s high-quality liquid assets to its projected net outflows. Category IV firms with less than $50 billion in weighted short-term wholesale funding, such as the Company, are not subject to a specific LCR requirement.
A second standard provided for in the Basel III liquidity framework, referred to as the net stable funding ratio (NSFR), requires a minimum amount of longer-term funding based on the assets and activities of banking entities. Under the NSFR rule, Category IV firms with less than $50 billion in weighted short-term wholesale funding, such as the Company, are not subject to a specific NSFR requirement.
Stress Testing and Capital Planning
Under the Federal Reserve’s regulations, the Company is subject to supervisory stress testing requirements that are designed to evaluate whether a bank holding company has sufficient capital on a total consolidated basis to absorb losses and support operations under adverse economic conditions. As part of the Comprehensive Capital Analysis and Review (CCAR), the Federal Reserve uses pro-forma capital positions and ratios under such stress scenarios to determine the size of the SCB for each CCAR participating firm.
As a Category IV firm, the Company is required to participate in the supervisory stress tests every other year and is subject to the Federal Reserve’s supervisory stress tests in 2022. The Company is required to develop and submit to the Federal Reserve an annual capital plan on or before April 5 of each year.
For Category IV firms, such as the Company, the portion of the SCB based on the Federal Reserve's supervisory stress tests is calculated every other year. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm receives an updated SCB that reflects the firm's updated planned common stock dividends. A Category IV firm can elect to participate in the supervisory stress test in an “off year” and consequently receive an updated SCB.

Due to the economic uncertainty related to the pandemic, the Federal Reserve prohibited share repurchases in the third and fourth quarters of 2020 for all bank holding companies participating in CCAR, but allowed them to pay common stock dividends provided (a) they did not increase the amount of the dividend and (b) the dividends did not exceed the average of a firm’s net income for the four preceding calendar quarters. During the first and second quarters of 2021, the Federal Reserve allowed bank holding companies participating in CCAR to repurchase common stock and pay common stock dividends provided (a) the repurchases and dividends, in the aggregate, did not exceed the average of a firm’s net income for the four preceding calendar quarters and (b) the firm did not increase the amount of its common stock dividends beyond the level paid in the second quarter of 2020. The Federal Reserve also permitted stock repurchases equal to the amount of share issuances related to expensed employee compensation. These capital distribution restrictions ceased to apply on July 1, 2021. For additional information regarding our capital distributions, see “Consolidated Capital Resources and Liquidity” under “MD&A.”
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
Prompt Corrective Action
The Federal Deposit Insurance Act (FDIA) requires, among other things, that federal banking regulators take prompt corrective action in respect of depository institutions insured by the FDIC (such as AENB) that do not meet minimum capital requirements. The FDIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. In order to be considered “well capitalized,” AENB must maintain CET1 capital, Tier 1 capital, Total capital and Tier 1 leverage ratios of 6.5 percent, 8.0 percent, 10.0 percent and 5.0 percent, respectively.
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
In December 2020, the FDIC issued a final rule intended to update and modernize the FDIC’s brokered deposit regulations. Effective April 1, 2021, the final rule, among other things, expanded the definition of “deposit broker” and updated the interest rate restrictions for less than well capitalized banks.

Resolution Planning
Certain bank holding companies are required to submit resolution plans to the Federal Reserve and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. However, Category IV firms, such as the Company, are not required to submit a holding company resolution plan.
AENB continues to be required to prepare and provide a separate resolution plan to the FDIC that would enable the FDIC, as receiver, to effectively resolve AENB under the FDIA in the event of failure. The FDIC issued an Advance Notice of Proposed Rulemaking on potential revisions to this separate resolution plan requirement for insured depository institutions in April 2019 and temporarily suspended resolution planning requirements for insured depository institutions. In January 2021, the FDIC lifted the moratorium on resolution plan submissions for insured depository institutions with $100 billion or more in assets, including AENB.
On June 25, 2021, the FDIC released a statement outlining a modified approach to implementing the FDIC’s rule requiring insured depository institutions with $100 billion or more in total assets to submit resolution plans. Among other things, the modified approach (i) extends the resolution plan’s submission frequency to a three-year cycle; (ii) lays out new details regarding the FDIC’s emphasis on engagement with firms; and (iii) exempts filers from other content requirements that the FDIC has determined have been less useful or are obtainable through other supervisory channels.
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
Community Reinvestment Act
AENB is subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. In May 2020, the OCC issued a final rule intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; and (iii) change the methods for CRA measurement, data collection, recordkeeping and reporting for national banks and federal savings associations. Effective January 1, 2022, that final rule was rescinded and replaced with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended. This action was intended to promote consistency for all insured depository institutions while the agencies continue their ongoing work to modernize the CRA framework on an interagency basis.
Climate Risk Management
The U.S. banking agencies steadily increased their focus on climate risk-related supervision during 2021 and are expected to expand and formalize that focus in 2022. For example, on October 21, 2021, the Financial Stability Oversight Council (FSOC) issued its Report on Climate-Related Financial Risk, which contains 35 recommendations for FSOC’s member agencies and serves as a framework for next steps. In addition, on December 16, 2021, the OCC issued for public comment a set of proposed “Principles for Climate-Related Financial Risk Management for Large Banks.” The principles would apply to OCC-regulated institutions with more than $100 billion in total consolidated assets, like AENB, and are broadly designed to provide a high-level framework for the safe and sound management of exposures to climate-related financial risks consistent with existing OCC rules and guidance. The principles outline six key aspects of climate-related financial risk management: governance; policies, procedures and limits; strategic planning; risk management; data, risk measurement and reporting; and scenario analysis. In addition, the principles offer risk assessment guidance for incorporating climate-related financial risks in various traditional risk categories. It is too early to determine what regulations and policies may be adopted or apply to the Company and AENB and the effect of any such regulations or policies on the Company and AENB.

Consumer Financial Products Regulation
In the United States, our marketing, sale and servicing of consumer financial products and our compliance with certain federal consumer financial laws are supervised and examined by the CFPB, which has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products, and authority to prevent “unfair, deceptive or abusive” acts or practices. The CFPB has the authority to write regulations under federal consumer financial protection laws, to enforce those laws and to examine for compliance. It is also authorized to collect fines and require consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In addition, a number of U.S. states have significant consumer credit protection, disclosure and other laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices, which, along with bankruptcy and debtor relief laws, can affect our ability to collect amounts owed to us or subject us to regulatory scrutiny.
On November 30, 2021, the CFPB’s final rule that sets forth additional requirements for third-party debt collection agencies, which we use in the ordinary course of business, became effective. See “We are exposed to credit risk and trends that affect Card Member spending and the ability of customers and partners to pay us, which could have a material adverse effect on our results of operations and financial condition” under “Risk Factors” for potential impacts related to legal and regulatory changes on our ability to collect amounts owed to us.
We are also regulated in the United States under the “money transmitter” or “sale of check” laws in effect in most states. In addition, we are required by the laws of many states to comply with unclaimed and abandoned property laws, under which we must pay to states the face amount of any Travelers Cheque or prepaid card that is uncashed or unredeemed after a period of time depending on the type of product. Additionally, we are regulated under insurance laws in the United States and other countries where we offer insurance services.
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
The EU, Australia, Canada and other jurisdictions have focused on interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance. Regulation and other governmental actions relating to pricing or practices could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted and may continue to negatively impact the discount revenue we earn, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants, and we have exited our network businesses in the EU and Australia as a result of regulation in those jurisdictions, for example. There is uncertainty as to when or how interchange fee caps and other provisions of the EU and UK payments legislation might apply when we work with cobrand partners and agents in the EU and the UK. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU or the UK.
In various countries, such as certain Member States in the EU and Australia, merchants are permitted by law to surcharge card purchases. In addition, the laws of a number of states in the United States that prohibit surcharging have been overturned and certain states have passed or are considering laws to permit surcharging by merchants. Surcharging is an adverse customer experience and could have a material adverse effect on us, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business. In addition, other steering or differential acceptance practices that are permitted by regulation in some jurisdictions could also have a material adverse effect on us. See “Surcharging or steering by merchants could materially adversely affect our business and results of operations” under “Risk Factors.”

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
In the United States, certain of our businesses are subject to the privacy, disclosure and safeguarding provisions of the Gramm-Leach-Bliley Act (GLBA) and its implementing regulations and guidance. Among other things, GLBA imposes certain limitations on our ability to share consumers’ nonpublic personal information with nonaffiliated third parties and requires us to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the size and complexity of our business, the nature and scope of our activities and the sensitivity of customer information that we process. More recently, we have expanded privacy rights to California residents who are not covered by GLBA, pursuant to the California Consumer Privacy Act and the California Privacy Rights Act. Various regulators, U.S. states and territories are considering similar requirements or have adopted laws, rules and regulations pertaining to privacy and/or information and cyber security that may be more stringent and/or expansive than federal requirements.
We are also subject to certain privacy, data protection, data governance and information and cyber security laws in other countries in which we operate (including countries in the EU, Australia, Canada, China, Japan, Hong Kong, India, Mexico, Singapore and the United Kingdom), some of which are more stringent and/or expansive than those in the United States and some of which may conflict with each other. Some countries and the EU have instituted or are considering instituting requirements that make it onerous to transfer personal data to other jurisdictions. Other countries may require in-country data processing and/or in-country storage of data. Compliance with such laws results in higher technology, administrative and other costs for us, could limit our ability to optimize the use of our closed-loop data, and could require use of local technology services. Some of these laws also require us to provide foreign governments and other third parties broader access to our data and intellectual property. Data breach and operational outage notification laws or regulatory activities to encourage such notifications and regulatory activity and laws around resiliency, business continuity and third-party risk management are also becoming more prevalent in jurisdictions outside the United States in which we operate.
In Europe, the EU General Data Protection Regulation (GDPR) imposes legal and compliance obligations on companies that process personal data of individuals in the EU, irrespective of the geographical location of the company, with the potential for significant fines for non-compliance (up to 4 percent of total annual worldwide revenue). The GDPR includes, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to affected individuals and supervisory authorities. The UK GDPR, which became effective in January 2021, mirrors the compliance requirements and fine structure of the GDPR.

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
Anti-Money Laundering
We are subject to a significant number of AML laws and regulations as a result of being a financial company headquartered in the United States, as well as having a global presence. In the United States, the majority of AML requirements are derived from the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the Bank Secrecy Act), as amended by the USA PATRIOT Act of 2001 (the Patriot Act). The Anti-Money Laundering Act of 2020 (the AMLA), enacted in January 2021, amended the Bank Secrecy Act and is intended to comprehensively reform and modernize U.S. AML laws. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, the effects of which are not known at this time. In Europe, AML requirements are largely the result of countries transposing the 5th and 6th EU Anti-Money Laundering Directives (and preceding EU Anti-Money Laundering Directives) into local laws and regulations. Numerous other countries, such as Argentina, Australia, Canada, India, Mexico, New Zealand and Russia, have also enacted or proposed new or enhanced AML legislation and regulations applicable to American Express.
Among other things, these laws and regulations require us to establish AML programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements. Our AML programs have become the subject of heightened scrutiny in some countries, including certain Member States in the EU. Any errors, failures or delays in complying with AML and counter-terrorist financing laws, perceived deficiencies in our AML programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activity can give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities, or other enforcement actions.
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
Compensation Practices
Our compensation practices are subject to oversight by the Federal Reserve and the OCC. The federal banking regulators’ guidance on sound incentive compensation practices sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage imprudent risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should (1) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks, (2) be compatible with effective internal controls and risk management, and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in our compensation practices that are identified by the banking regulators in connection with their review of our compensation practices may be incorporated into our supervisory ratings, which can affect our ability to make acquisitions or perform other actions. Enforcement actions may be taken against us if our incentive compensation arrangements or related risk-management control or governance processes are determined to pose a risk to our safety and soundness, and we have not taken prompt and effective measures to correct the deficiencies.
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
Our business as a whole has not experienced significant seasonal fluctuations, although network volumes tend to be moderately higher in the fourth quarter than in other quarters. As a result, the amount of Card Member loans and receivables outstanding tend to be moderately higher during that quarter. The average discount rate also tends to be slightly lower during the fourth quarter due to a higher level of retail-related billed business.

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
Strategic, Business and Competitive Risks
Business and economic conditions are a major driver of our results of operations and difficult conditions in the business and economic environment, including as a result of the COVID-19 pandemic, have had a material adverse effect on our business.
We offer a broad array of products and services to consumers, small businesses and commercial clients and thus are very dependent upon the level of consumer and business activity and the demand for payment and financing products. Slow economic growth, economic contraction or shifts in broader consumer and business trends significantly impact customer behaviors, including spending on our cards, the ability and willingness of Card Members to borrow and pay amounts owed to us, and demand for fee-based products and services. Factors such as consumer spending and confidence, household income and housing prices, unemployment rates, business investment and inventory levels, bankruptcies, geopolitical instability, public policy decisions, government spending, international trade relationships, interest rates, taxes, energy costs, availability of capital and credit, inflation and deflation all affect the economic environment and, ultimately, our profitability. Such factors may also cause our earnings, billings, loan balances, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on our business, adversely affecting, and/or increasing the volatility of, the trading price of our common shares. The consequences of negative circumstances impacting us or the economic environment generally can be sudden and severe and can impact customer types and geographies in which we operate in very different ways.
The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and consumer and business spending. The pandemic and resulting containment measures adversely impacted a significant portion of our network volumes (including, but not limited to, travel and entertainment (T&E) spending) and spending in certain categories have still not recovered to pre-pandemic levels. For example, airline-related billed business was down 62 percent in 2021 relative to 2019 and spending by large and global corporate customers was down 45 percent relative to 2019. The global macroeconomic outlook continues to remain uncertain due to a variety of factors, including the Omicron variant, labor shortages, supply chain disruptions and inflation, and the impacts of the COVID-19 pandemic may continue even after the outbreak has subsided and containment measures are lifted, all of which may continue to exacerbate many of the other risks described in this “Risk Factors” section.
The extent to which our business and results of operations could be adversely affected by the continuing impacts of the pandemic will depend on numerous evolving factors and future developments that we are not able to predict, including the continued spread and severity of the virus and new variants; the imposition or concern of the possible imposition of further containment measures; the availability, distribution and use of effective treatments and vaccines; the extent to which vaccines are effective over the long term and against new, emerging variants; the extent and duration of the effect on the economy, inflation, consumer confidence and consumer and business spending; the impact on consumers and businesses as forbearance and government support programs end; the continued stress on businesses due to shutdowns, operational changes and staffing issues; and how quickly and to what extent normal operating conditions and customer behaviors resume, such as with respect to travel, dining and in-person events.
Our business is subject to the effects of geopolitical conditions, weather, natural disasters and other catastrophic events.
Geopolitical conditions, terrorist attacks, natural disasters, severe weather, widespread health emergencies or pandemics, information or cyber security incidents (including intrusion into or degradation of systems or technology by cyberattacks) and other catastrophic events can have a material adverse effect on our business. Political and social conditions, fiscal and monetary policies, trade wars and tariffs, labor shortages, prolonged or recurring government shutdowns, regional or domestic hostilities, economic sanctions and the prospect or occurrence of more widespread conflicts could also negatively affect our business, operations and partners, consumer and business spending, including travel patterns and business investment, and demand for credit.
As noted above, the COVID-19 pandemic has had, and may continue to have, a material adverse impact on our business and results of operations. Because of our proximity to the World Trade Center site, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. Recent hurricanes and other natural disasters have impacted spending and credit performance in the areas affected. Other disasters or catastrophic events in the future, and the impact of such events on certain industries or the overall economy, could have a negative effect on our business, results of operations and infrastructure, including our technology and systems. Climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events. Card Members in California, New York, Florida, Texas and Georgia account for a significant portion of U.S. Consumer billed business and Card Members loans, and our results of operations could be impacted by events or conditions that disproportionately or specifically affect one or more of those states.
Because we derive a portion of our revenues from travel-related spending, our business is sensitive to safety concerns related to travel and tourism, limitations on travel and mobility, and health-related risks, including travel restrictions and bans as a result of the COVID-19 pandemic, concerns that additional containment measures may be imposed on short notice and changes in customer behaviors that may continue even after the outbreak has subsided and containment measures are lifted, such as decisions to delay or forgo business or personal travel. In addition, disruptions in air travel and other forms of travel can result in the payment of claims under travel interruption insurance policies we offer.
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
We believe Visa and Mastercard are larger than we are in most countries based on purchase volume. As a result, card issuers and acquirers on the Visa and Mastercard networks may be able to benefit from the dominant position, scale, resources, marketing and pricing of those networks. Our business may also be negatively affected if we are unable to continue increasing merchant acceptance (including by merchants that accept cards on the Visa and Mastercard networks) and perceptions of coverage, or if our Card Members do not experience welcome acceptance of our cards.
Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have and may offer richer value propositions or a wider range of programs and services than we offer or may use more effective strategies to acquire and retain more customers, capture a greater share of spending and borrowings, develop more attractive cobrand card and other partner programs and maintain greater merchant acceptance than we have. We may not be able to compete effectively against these threats or respond or adapt to changes in consumer spending and borrowing habits as effectively as our competitors. Costs such as Card Member rewards and Card Member services expenses could continue to increase as we evolve our value propositions, including in response to increased competition.
Spending on our cards could continue to be impacted by increasing consumer usage of credit and debit cards issued on other networks, as well as adoption of alternative payment mechanisms, systems and products. The fragmentation of customer spending to take advantage of different merchant or card incentives or for convenience with technological solutions may continue to increase. Revolving credit balances on our cards could also be impacted by alternative financing providers, such as point-of-sale lenders and buy now, pay later products. To the extent other payment and financing mechanisms, systems and products continue to successfully expand, our discount revenues earned from Card Member spending and our net interest income earned from Card Member borrowing could be negatively impacted. In addition, companies that control access to consumer and merchant payment method choices at the point of sale or through digital wallets, commerce-related experiences, mobile applications or other technologies could choose not to accept, suppress use of, or degrade the experience of using our products or could restrict our access to our customers and transaction data. Such companies could also require payments from us to participate in such digital wallets, experiences or applications or negotiate incentives or pricing concessions, impacting our profitability on transactions.
The competitive value of our closed-loop data may also be diminished as traditional and non-traditional competitors use other, new data sources and technologies to derive similar insights. Certain regulations, such as open banking initiatives, could also diminish the value of our closed-loop data or the demand for our products and services by disintermediating existing financial services providers.
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
Competition for relationships with key business partners is very intense and there can be no assurance we will be able to grow or maintain these partner relationships or that they will remain as profitable or valued by our customers. Establishing and retaining attractive cobrand card partnerships is particularly competitive among card issuers and networks as these partnerships typically appeal to high-spending loyal customers. All of our cobrand portfolios in the aggregate accounted for approximately 19 percent of our worldwide network volumes for the year ended December 31, 2021. Card Member loans related to our cobrand portfolios accounted for approximately 40 percent of our worldwide Card Member loans as of December 31, 2021.
Cobrand arrangements are entered into for a fixed period, generally ranging from five to ten years, and will terminate in accordance with their terms, including at the end of the fixed period unless extended or renewed at the option of the parties, or upon early termination as a result of an event of default or otherwise. We face the risk that we could lose partner relationships, even after we have invested significant resources in the relationships. We may also choose to not renew certain cobrand relationships. Network volumes could decline and Card Member attrition could increase, in each case, significantly as a result of the termination of one or more cobrand partnership relationships. In addition, some of our cobrand arrangements provide that, upon expiration or termination, the cobrand partner may purchase or designate a third party to purchase the loans generated with respect to its program, which could result in the loss of the card accounts and a significant decline in our Card Member loans outstanding.
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
The loss of exclusivity arrangements with business partners, the loss of the partner relationship altogether (whether by non-renewal at the end of the contract period, such as the end of our relationship with Costco in the United States in 2016, or as the result of a merger, legal or regulatory action or otherwise, such as the withdrawal of American Airlines in 2014 from our Airport Club Access program for Centurion® and Platinum Card® Members) or the renegotiation of existing partnerships with terms that are significantly worse for us could have a material adverse impact on our business and results of operations. See “Our business is subject to comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition” for information on the uncertainty regarding our cobrand and agent relationships in the EU and the UK. In addition, any publicity associated with the loss of any of our key business partners could harm our reputation, making it more difficult to attract and retain Card Members and merchants, and could weaken our negotiating position with our remaining and prospective business partners.
Arrangements with our business partners represent a significant portion of our business. We are exposed to risks associated with our business partners, including reputational issues, business slowdowns, bankruptcies, liquidations, restructurings and consolidations, and the possible obligation to make payments to our partners.
Our success is, in many ways, dependent on the success of our partners. From customer acquisition to cobranding arrangements, from participation in our rewards programs to facilitating B2B supplier payments for our corporate clients, we rely on our business partners across many aspects of our company and our arrangements with business partners represent a significant portion of our business. Some of our partners manage certain aspects of our customer relationships, such as our OptBlue partners. To the extent any of our partners fail to effectively promote and support our products, experience a slowdown in their business, operational disruptions, reputational issues or loss of consumer confidence, or are otherwise unable to meet our expectations or those of their other stakeholders, our business may be materially negatively impacted. We face the risk that existing relationships will be renegotiated with less favorable terms for us or that we may be unable to renegotiate on terms that are acceptable to us. In addition, we may be obligated to make or accelerate payments to certain business partners such as cobrand partners upon the occurrence of certain triggering events such as a shortfall in certain performance and revenue levels. If we are not able to effectively manage these triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. See Note 12 to our “Consolidated Financial Statements” for additional information on financial commitments related to agreements with certain cobrand partners.

Similarly, we are exposed to risk from bankruptcies, liquidations, insolvencies, financial distress, restructurings, consolidations, operational outages, cyber security incidents and other similar events that may occur in any industry representing a significant portion of our network volumes, which could negatively impact particular card products and services (and volumes generally) and our financial condition and results of operations. During 2020, we pre-purchased a significant amount of loyalty points from certain of our travel cobrand partners, which we have used and intend to continue to use for promotions, rewards and incentive programs for our customers. To the extent such partners cease operations or the loyalty points are no longer desired by our customers, the value of any pre-purchased points we still have at that time may be diminished and may result in an impairment charge. We could also be materially impacted if we were obligated or elected to reimburse Card Members for products and services purchased from merchants that have ceased operations or stopped accepting our cards. For example, we are exposed to credit risk in the airline industry to the extent we protect Card Members against non-delivery of purchases, such as where we have remitted payment to an airline for a Card Member purchase of tickets that have not yet been used or “flown.” If we are unable to collect the amount from the airline, we may bear the loss for the amount credited to the Card Member. At December 31, 2021, our best estimate of the maximum amount of billed business for purchases that had yet to be delivered by, or could be charged back to, merchants was $24.5 billion. This amount assumes all such merchants worldwide cease operations and thus are no longer available to deliver such purchases or to accept such chargebacks, and that all such billed business results in claims-in-full by Card Members. Such a maximum amount has not been indicative of our actual loss exposure in the past and we have not experienced significant losses related to these exposures to date; however, our historical experience may not be representative in the current environment given the economic and financial disruptions, particularly to travel, caused by the COVID-19 pandemic and resulting containment measures and staff shortages. See Note 12 to the “Consolidated Financial Statements” for additional information regarding this exposure.
For additional information relating to the general risks related to the airline industry, see “Risk Management—Institutional Credit Risk—Exposure to the Airline and Travel Industry” under “MD&A.”
We face continued intense competitive pressure that may materially impact the prices we charge for accepting our cards for payment, as well as the risk of losing merchant relationships, which could have a material adverse impact on our business and results of operations.
We face pressure from competitors that primarily rely on sources of revenue other than discount revenue or have lower costs that can make their pricing for card acceptance more attractive. Merchants, business partners and third-party merchant acquirers and aggregators are also able to negotiate incentives, pricing concessions and other favorable contractual provisions from us as a condition to accepting our cards, being cobrand partners, offering benefits to our Card Members or signing merchants on our behalf. As merchants become even larger (such as the largest tech companies), we may have to increase the amount of incentives and/or concessions we provide to them. We also face the risk of losing a merchant relationship that could materially adversely affect our network volumes, ability to retain current Card Members and attract new Card Members and therefore, our business and results of operations.
Our average merchant discount rate has been impacted by regulatory changes affecting competitor pricing in certain international countries and may in the future be impacted by pricing regulation. We have also experienced erosion of our average merchant discount rate as we increase merchant acceptance. We may not be successful in significantly expanding merchant acceptance or offsetting rate erosion with volumes at new merchants. In addition, the regulatory environment and differentiated payment models and technologies from non-traditional players in the alternative payments space could pose challenges to our traditional payment model and adversely impact our average merchant discount rate. Some merchants continue to invest in their own payment solutions, such as proprietary-branded mobile wallets, using both traditional and new technology platforms. If merchants are able to drive broad consumer adoption and usage, it could adversely impact our average merchant discount rate and network volumes.
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
In certain countries, such as Australia and certain Member States in the EU, and in certain states in the U.S., merchants are expressly permitted by law to surcharge certain card purchases. In jurisdictions allowing surcharging, we have seen merchant surcharging on American Express cards in certain merchant categories, and in some cases, either the surcharge is greater than that applied to Visa and Mastercard cards or Visa and Mastercard cards are not surcharged at all (practices that are known as differential surcharging), even though there are many cards issued on competing networks that have an equal or greater cost of acceptance for the merchant.
We also encounter merchants that accept our cards, but tell their customers that they prefer to accept another type of payment or otherwise seek to suppress use of our cards or certain of our cards, which could become more prevalent with the introduction of debit cards on the American Express network. Our Card Members value the ability to use their cards where and when they want to, and we, therefore, take steps to meet our Card Members’ expectations and to protect the American Express brand by prohibiting discrimination through provisions in our merchant contracts, including non-discrimination and honor-all-cards provisions, subject to local legal requirements. When we work with merchant acquirers, aggregators and processors to manage certain aspects of the merchant relationship, we are dependent on them to promote and support the acceptance and usage of our cards, but such third parties may have business interests, strategies or goals that are inconsistent with ours.
New products, such as debit cards on the American Express network, could fail to gain market acceptance and American Express cards could become less desirable to consumers and businesses generally due to surcharging, steering or other forms of discrimination, which could result in a decrease in cards-in-force and transaction volumes. The impact could vary depending on such factors as: the industry or manner in which a surcharge is levied; how Card Members are surcharged or steered to other card products or payment forms at the point of sale; the ease and speed of implementation for merchants, including as a result of new or emerging technologies; the size and recurrence of the underlying charges; and whether and to what extent these actions are applied to other forms of payment, including whether it varies depending on the type of card (e.g., credit or debit), product, network, acquirer or issuer. Discrimination against American Express cards could have a material adverse effect on our business, financial condition and results of operations, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business.
We may not be successful in our efforts to promote card usage through marketing and promotion, merchant acceptance and Card Member rewards and services, or to effectively control the costs of such investments, both of which may materially impact our profitability.
Revenue growth is dependent on increasing consumer and business spending on our cards, growing loan balances and increasing fee revenue. We have been investing in a number of growth initiatives, including to attract new Card Members, retain existing Card Members and capture a greater share of customers’ total spending and borrowings. There can be no assurance that our investments will continue to be effective, particularly with changing consumer and business behaviors as a result of the COVID-19 pandemic. In addition, if we develop new products or offers that attract customers looking for short-term incentives rather than incentivize long-term loyalty, Card Member attrition and costs could increase. Increasing spending on our cards also depends on our continued expansion of merchant acceptance of our cards. If we are unable to continue growing merchant acceptance and perceptions of coverage or merchants decide to no longer accept American Express cards, our business could suffer. Expanding our service offerings, adding customer acquisition channels and forming new partnerships or renewing current partnerships could have higher costs than our current arrangements, fail to resonate with customers, adversely impact our average discount rate or dilute our brand.
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
We may not be able to cost-effectively manage and expand Card Member benefits, including containing the growth of marketing, promotion, rewards and Card Member services expenses in the future. If such expenses increase beyond our expectations, we will need to find ways to offset the financial impact by increasing other areas of revenues such as fee-based revenues, decreasing operating expenses or other investments in our business, or both. We may not succeed in doing so, particularly in the current competitive and regulatory environment. In addition, increased costs as a result of inflation, colleague retention and recruitment, supply chain issues and shortages of materials such as chips for our cards, and readiness efforts for returning to our offices may require that we reduce investments in other areas.
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

Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of or controversy related to a third-party service provider, business partner, merchant acquirer or network partner may be attributed by Card Members and merchants to us, thus damaging our reputation and brand value. Acceptance of American Express cards by merchants in certain industries can also affect perceptions of us. The lack of acceptance, suppression of card usage or surcharging by merchants can also negatively impact perceptions of our brand and our products, lower overall transaction volume and increase the attractiveness of other payment products or systems. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a corporation with headquarters and operations located in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our business volumes, revenues and profitability.
We publicly share certain information about our ESG initiatives. We may face increased scrutiny related to these activities, and our failure to achieve progress in these areas on a timely basis, if at all, could impact our reputation, colleague retention and public perceptions of our business.
A major information or cyber security incident or an increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our cards.
We and third parties collect, process, transfer, host, store, analyze, retain, provide access to and dispose of account information, payment transaction information, and certain types of personally identifiable and other information pertaining to our customers and colleagues in connection with our cards and other products and in the normal course of our business.
Global financial institutions like us, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. These threats can arise from external parties, as well as insiders who knowingly or unknowingly engage in or enable malicious cyber activities. There are a number of motivations for cyber threat actors, including criminal activities such as fraud, identity theft and ransom, corporate or nation-state espionage, political agendas, public embarrassment with the intent to cause financial or reputational harm, intent to disrupt information technology systems and supply chains, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites.
Our networks and systems are subject to constant attempts to disrupt our business operations and capture, destroy, manipulate or expose various types of information relating to corporate trade secrets, customer information, including Card Member, travel and loyalty program data, colleague information and other sensitive business information, including acquisition activity, non-public financial results and intellectual property. For example, we and other U.S. financial services providers have been the target of distributed denial-of-service attacks from sophisticated third parties. We develop and maintain systems and processes aimed at detecting and preventing information and cyber security incidents and fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change, new vulnerabilities and exploits are discovered and as efforts to overcome security measures become more sophisticated. In addition, we maintain cyber crisis response procedures and regularly test our procedures to remain prepared and reduce the risk of harm to our business operations, customers and third parties in the event of an information or cyber security incident.
Despite our efforts and the efforts of third parties that process, transmit or store our data and data of our customers and colleagues or support our operations, such as service providers, merchants and regulators, the possibility of information, operational and cyber security incidents, malicious social engineering, corporate espionage, fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. In addition, new products and services, such as checking accounts and non-card lending, may increase our exposure to fraud and other malfeasance. Risks associated with such incidents and activities include theft of funds and other monetary loss, disruption of our operations and the unauthorized disclosure, release, gathering, monitoring, misuse, modification, loss or destruction of confidential, proprietary, trade secret or other information (including account data information). An incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Our ability to address incidents may also depend on the timing and nature of assistance that may be provided from relevant governmental or law enforcement agencies.
Information, operational or cyber security incidents, fraudulent activity and other actual or perceived failures to maintain confidentiality, integrity, availability of services, privacy and/or security has led to increased regulatory scrutiny and may lead to regulatory investigations and intervention (such as mandatory card reissuance), consent decrees, increased litigation (including class action litigation), response costs (including notification and remediation costs), fines, negative assessments of us and our subsidiaries by banking regulators and rating agencies, reputational and financial damage to our brand, and reduced usage of our products and services, all of which could have a material adverse impact on our business. The disclosure of sensitive company information could also undermine our competitive advantage and divert management attention and resources.
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
Our information technology systems, including our transaction authorization, clearing and settlement systems, and data centers, may experience service disruptions or degradation because of technology malfunction, sudden increases in customer or automated transaction volume, natural disasters, accidents, power outages, internet outages, telecommunications failures, fraud, denial-of-service and other cyberattacks, terrorism, computer viruses, vulnerabilities in hardware or software, physical or electronic break-ins, or similar events. An increase in remote working as a result of the pandemic may increase the risk of such events occurring and the impact of such events on our business and operations. Service disruptions or degradations could prevent access to our online services and account information, compromise or limit access to company or customer data, impede or prevent transaction processing and financial reporting, and lead to regulatory investigations and fines, increased regulatory oversight and litigation (including class action litigation). Any such service disruption or degradation could adversely affect the perception of the reliability of our products and services and materially adversely affect our overall business, reputation and results of operations.
We rely on third-party providers for acquiring and servicing customers, technology, platforms and other services integral to the operations of our businesses. These third parties may act in ways that could materially harm our business.
We rely on third-party service providers, cobrand partners, merchants, affiliate marketing firms, processors, aggregators, network partners and other third parties for services that are integral to our operations and are subject to the risk that activities of such third parties may adversely affect our business. As outsourcing, specialization of functions, third-party digital services and technology innovation within the payments industry increase (including with respect to mobile technologies, tokenization, big data, artificial intelligence and cloud storage solutions), more third parties are involved in processing card transactions, handling our data and supporting our operations. For example, we rely on third parties for the timely transmission of accurate information across our global network, card acquisition and provision of services to our customers. If a service provider or other third party fails to fulfill its obligations to us, it could interrupt or compromise the quality of our services to customers or impact our business. A disruption or other event at a third party affecting one of our service providers or partners could also impede their ability to provide to us services or data on which we rely to operate our business. Service providers or other third parties could also cease providing data to us or use our data in a way that diminishes the value of our closed loop.
The confidentiality, integrity, privacy, availability and/or security of data communicated over third-party networks or platforms or held by, or accessible to, third parties, including merchants that accept our cards, payment processors, payment intermediaries and our third-party service providers and business partners, could become compromised, which could lead to operational disruptions, unauthorized use of our data or fraudulent transactions on our cards, as well as costs associated with responding to such an incident, including notification and remediation costs, regulatory investigations and fines, increased regulatory oversight and litigation.
The management and oversight of multiple service providers increases our operational complexity and governance challenges and decreases our control. A failure to exercise adequate oversight over service providers, including compliance with service level agreements or regulatory or legal requirements, could result in regulatory actions, fines, litigation, sanctions or economic and reputational harm to us. In addition, we may not be able to effectively monitor or mitigate operational risks relating to our third-party providers' service providers. We are also exposed to the risk that a service disruption at a service provider common to our third-party providers could impede their ability to provide services to us. Notwithstanding any attempts to diversify our reliance on third parties, we may not be able to effectively mitigate operational risks relating to the service providers of our third-party providers.
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
The process of developing new products and services, enhancing existing products and services and adapting to technological changes and evolving industry standards is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly impede our ability to compete effectively. Consumer and merchant adoption is a key competitive factor and our competitors may develop products, platforms or technologies that become more widely adopted than ours. In addition, we may underestimate the resources needed and our ability to develop new products and services, particularly beyond our traditional card products and travel-related services. Our use of artificial intelligence and machine learning is subject to risks related to flaws in our algorithms and datasets that may be insufficient or contain biased information. These deficiencies could undermine the decisions, predictions or analysis such technologies produce, subjecting us to competitive harm, legal liability, and brand or reputational harm.
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
Joint ventures, including our joint venture in China, and minority investments in companies such as American Express Global Business Travel (GBT) inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment, including as a result of being subject to different laws or regulations. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours. GBT has entered into a business combination agreement with a third party, the consummation of which will result in GBT becoming a public company. GBT currently plans to continue to conduct its day-to-day business under its existing name and brand pursuant to a license from us even after it becomes a public company. Business decisions or other actions or omissions of a joint venture partner, other shareholders or management of our joint ventures and companies in which we have minority investments may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation and brand. In addition, trade secrets and other proprietary information we may provide to a joint venture may become available to third parties beyond our control. The ability to enforce intellectual property and contractual rights to prevent disclosure of our trade secrets and other proprietary information may be limited in certain jurisdictions.
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
Our success is dependent on maintaining a culture of integrity and respect, the resilience of our colleagues through the pandemic, and upon our executive officers and other key personnel, and misconduct by or loss of personnel could materially adversely affect our business.
We rely upon our personnel not only for business success, but also to act with integrity and promote a culture of respect. To the extent our colleagues behave in a manner that does not comport with our company’s values, the consequences to our brand and reputation could be severe and could negatively affect our financial condition and results of operations. Our colleagues have had to adapt to rapidly changing conditions during the pandemic, and if we are unable to continue addressing the safety, health and productivity of our colleagues, our business could suffer. The pandemic may also have long-term effects on the nature of the office environment and remote working, which may result in increased costs and present operational and workplace culture challenges that may also adversely affect our business.
The market for qualified individuals with diverse perspectives and reflecting the diversity of our communities is highly competitive, and we may not be able to attract and retain such individuals. We have and may continue to experience increased costs related to compensation and other benefits necessary to attract and retain qualified personnel. Changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations or other changes in the legal or regulatory environment, including as a result of the exit of the United Kingdom from the EU (commonly referred to as Brexit), can also impair our ability to attract and retain qualified personnel, or to employ colleagues in the location(s) of our choice. Our compensation practices are subject to review and oversight by the Federal Reserve and the compensation practices of AENB are subject to review and oversight by the OCC. This regulatory review and oversight could further affect our ability to attract and retain our executive officers and other key personnel. Our inability to attract and retain highly skilled, motivated and diverse personnel could materially adversely affect our business and our culture.
Our operations, business, customers and partners could be materially adversely affected by climate change.
There are increasing and rapidly evolving concerns over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters. Such events and disasters could disrupt our operations or the operations of customers or third parties on which we rely and could result in market volatility or negatively impact our customers’ spending behaviors or ability to pay outstanding loans. Additionally, we may face risks related to the transition to a low-carbon economy. Changes in consumer preferences, travel patterns and legal requirements could increase expenses or otherwise adversely impact our business, our customers and partners. We could also experience increased expenses resulting from strategic planning, litigation and changes to our technology, operations, products and services, as well as reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced stakeholder confidence, due to our response to climate change and our efforts relating to the Advancing Climate Solutions pillar of our ESG strategy.
Legal, Regulatory and Compliance Risks
Our business is subject to comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition.
We are subject to comprehensive government regulation and supervision in jurisdictions around the world, which significantly affects our business and requires continual enhancement of our compliance efforts. Supervision efforts and the enforcement of existing laws and regulations impact the scope and profitability of our existing business activities, limit our ability to pursue certain business opportunities and adopt new technologies, compromise our competitive position, and affect our relationships with Card Members, partners, merchants, service providers and other third parties. New laws or regulations could similarly affect our business, increase our costs of doing business, impact what we are able to charge for, or offer in connection with, our products and services, and require us to change certain of our business practices and invest significant management attention and resources, all of which could adversely affect our results of operations and financial condition. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the financial services industry. Consequently, a development in one country, state or region may influence regulatory approaches in another.
In preparation for the completion of Brexit, numerous EU laws and regulations were separately adopted into UK domestic legislation in order to ensure continuity. However, the UK plans to evaluate the extent to which these EU-legacy laws and regulations should change going forward and has already indicated some areas where it may take a different approach from the EU. To the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face complexity and additional costs in our compliance efforts, as well as potential regulatory enforcement actions and penalties.
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
Legislators and regulators continue to focus on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa and Mastercard and the fees merchants are charged to accept cards. Even where we are not directly regulated, regulation of bankcard fees significantly negatively impacts the discount revenue derived from our business, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend, or may extend, to certain aspects of our business, such as network and cobrand arrangements, new products or services we may offer, or the terms of card acceptance for merchants, including terms relating to non-discrimination and honor-all-cards. For example, we have exited our network businesses in the EU and Australia as a result of regulation in those jurisdictions. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of payments legislation might apply when we work with cobrand partners and agents in the EU and the UK. In a ruling issued on February 7, 2018, the EU Court of Justice confirmed the validity of the application of the fee caps and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although the ruling provided only limited guidance as to when or how the provisions might apply in such circumstances and remains subject to differing interpretations by regulators and participants in cobrand arrangements. As a result, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU or the UK.
We are subject to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act and the AMLA, with regard to maintaining effective AML programs. Similar AML requirements apply under the laws of most jurisdictions where we operate. As regulators increase their focus in this area, new technologies such as digital currencies develop and we introduce new products like checking accounts, we face increased costs related to oversight, supervision and potential fines. Our AML programs have become the subject of heightened scrutiny in some countries, including certain Member States in the EU. Any errors, failures or delays in complying with AML and counter-terrorist financing laws, perceived deficiencies in our AML programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activities can give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities, or other enforcement actions, and our reputation may suffer due to our customers’ association with certain countries, persons or entities or the existence of any such transactions.
Various regulatory agencies and legislatures are also considering regulations and legislation covering identity theft, account management guidelines, credit bureau reporting, disclosure rules, security and marketing that would impact us directly, in part due to increased scrutiny of our underwriting and account management standards. Any new requirements may restrict our ability to issue cards or partner with other financial institutions, which could adversely affect our revenue growth.
See “Supervision and Regulation” for more information about certain laws and regulations to which we are subject and their impact on us.
Litigation and regulatory actions could subject us to significant fines, penalties, judgments and/or requirements resulting in significantly increased expenses, damage to our reputation and/or a material adverse effect on our business.
At any given time, we are involved in a number of legal proceedings, including class action lawsuits. Many of these actions have included claims for substantial compensatory or punitive damages. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future, including as a result of regulation that would require that our consumer arbitration clause not apply to cases filed in court as class actions, and claims of the type we previously arbitrated could be subject to the complexities, risks and costs associated with class action cases. The continued focus of merchants on issues relating to the acceptance of various forms of payment may lead to additional litigation and other legal actions. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur from litigation.
We are also involved at any given time with governmental and regulatory inquiries, investigations and proceedings. Regulatory action could subject us to significant fines, penalties or other requirements resulting in Card Member reimbursements, increased expenses, limitations or conditions on our business activities, and damage to our reputation and our brand, all of which could adversely affect our results of operations and financial condition. We expect that financial institutions, such as us, will continue to face significant regulatory scrutiny, with regulators taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, among other limitations, that could adversely affect our business. In addition, a violation of law or regulation by another financial institution could give rise to an investigation by regulators and other governmental agencies of the same or similar practices by us. Further, a single event may give rise to numerous and overlapping investigations and proceedings. External publicity concerning investigations can increase the scope and scale of investigations and lead to further regulatory inquiries. For example, as previously disclosed, beginning in May 2020, we began responding to a regulatory review led by the OCC and the Department of Justice Civil Division regarding historical sales practices relating to certain small business card sales. We also conducted an internal review of certain sales from 2015 and 2016 and have taken appropriate disciplinary and remedial actions, including voluntarily providing remediation to certain current and former customers. Information regarding our investigation has been provided to our other regulators, including the Federal Reserve. In January 2021, we received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York regarding the sales practices for small business cards and a Civil Investigative Demand from the CFPB seeking information on sales practices related to consumers. We are cooperating with all of these inquiries into our sales practices and related compliance practices and continue to review and enhance our processes and controls related to our sales practices and business conduct generally. We do not believe this matter will have a material adverse impact on our business or results of operations.
We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions, such as a renewed focus on fair lending laws, and actions governmental authorities take in response to those conditions, including participation in the paycheck protection program.

Legal proceedings regarding provisions in our merchant contracts, including non-discrimination and honor-all-cards provisions, could have a material adverse effect on our business and result in additional litigation and/or arbitrations, changes to our merchant agreements and/or business practices, substantial monetary damages and damage to our reputation and brand.
We are, and have been in the past, a defendant in a number of actions, including legal proceedings and proposed class actions, challenging certain provisions of our card acceptance agreements. See Note 12 to the “Consolidated Financial Statements” for a description of certain outstanding legal proceedings.
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
Failure to meet current or future capital or liquidity requirements could compromise our competitive position and could result in restrictions imposed by the Federal Reserve, including limiting our ability to pay dividends, repurchase our capital stock, invest in our business, expand our business or engage in acquisitions. Some elements of the capital and liquidity regimes are not yet final and certain developments could significantly impact the requirements applicable to financial institutions. For example, if the 2017 Basel Committee revisions to the standardized approach for credit risk and operational risk capital requirements are adopted in the United States, we could be required to hold significantly more capital. In addition, it may be necessary for us to hold additional capital because of an increase in the SCB requirement based on results from a supervisory stress test.
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
Our ability to declare or pay dividends on, or to purchase, redeem or otherwise acquire, shares of our common stock will be prohibited, subject to certain exceptions, in the event that we do not declare and pay in full dividends for the last preceding dividend period of our preferred stock.
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
Legislators and regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, data protection, data governance, account access and information and cyber security laws, including data localization, authentication and notification laws. As such laws are interpreted and applied (in some cases, with significant differences or conflicting requirements across jurisdictions), compliance and technology costs will continue to increase, particularly in the context of ensuring that adequate data governance, data protection, incident management, resiliency, third party management, data transfer, security controls and account access mechanisms are in place.
Compliance with current or future privacy, data protection, data governance, resiliency, data transfer, account access and information and cyber security laws could significantly impact our collection, use, sharing, retention and safeguarding of consumer and/or colleague information and could restrict our ability to fully maximize our closed-loop capability or provide certain products and services or work with certain service providers, which could materially and adversely affect our profitability. Our failure to comply with such laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our cards and damage to our reputation and our brand. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information and cyber security in the United States, the EU and various other countries in which we operate.
For more information on regulatory and legislative activity in this area, see “Privacy, Data Protection, Data Governance, Information and Cyber Security” under “Supervision and Regulation.”
We may not be able to effectively manage the operational and compliance risks to which we are exposed.
We consider operational risk to be the risk of loss due to, among other things, inadequate or failed processes, people or information systems, or impacts from the external environment (e.g., natural disasters). Operational risk includes, among others, the risk that error or misconduct could result in a material financial misstatement, a failure to monitor a third party’s compliance with regulatory or legal requirements, or a failure to adequately monitor and control access to, or use of, data in our systems we grant to third parties. As processes or organizations are changed, or new products and services are introduced, such as new lending features, debit products and checking accounts, we may not fully appreciate or identify new operational risks that may arise from such changes. Through human error, fraud or malfeasance, conduct risk can result in harm to customers, legal liability, fines, sanctions, customer remediation and brand damage.
Compliance risk arises from violations of, or failure to conform or comply with, laws, rules, regulations, internal policies and procedures, and ethical standards. We need to continually update and enhance our control environment to address operational and compliance risks. Operational and compliance failures, deficiencies in our control environment or an inability to maintain an ethical workplace and high standards of business conduct can expose us to reputational and legal risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.
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
New tax legislative initiatives, including increases in the corporate tax rate, are currently being considered and may be enacted. In addition, new guidelines issued by the Organization for Economic Cooperation and Development (OECD) could have an impact on how multinational enterprises are taxed on their global profits. These potential changes could adversely impact our effective tax rate, our tax positions and tax liabilities. In addition, actions by tax authorities, including an increase in tax audit activity, could have an adverse impact on our tax liabilities.

Credit, Liquidity and Market Risks
Our risk management policies and procedures may not be effective.
Our risk management framework seeks to identify and mitigate risk and appropriately balance risk and return. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques, such as our hedging strategies, may not be fully effective. There may also be risks that exist, or develop in the future, that we have not appropriately identified or mitigated. As regulations, technology and competition continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.
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
We are exposed to both individual credit risk, principally from consumer and small business Card Member loans and receivables, and institutional credit risk, principally from corporate Card Member loans and receivables, merchants, network partners, loyalty coalition partners and treasury and investment counterparties. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. General economic factors, such as gross domestic product, unemployment, inflation and interest rates, may result in greater delinquencies that lead to greater credit losses. A customer’s ability and willingness to repay us can be negatively impacted not only by economic, market, political and social conditions but also by a customer’s other payment obligations, and increasing leverage can result in a higher risk that customers will default or become delinquent in their obligations to us. Further, our credit performance may be negatively impacted as forbearance and government support programs broadly available during the pandemic come to an end, to the extent customers relied on such programs and stimulus funds to stay current on their obligations to us.
We rely principally on the customer’s creditworthiness for repayment of loans or receivables and therefore often have no other recourse for collection. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk prove inaccurate in predicting future losses, which could have a negative impact on our results of operations. This may be exacerbated to the extent information we have historically relied upon to make credit decisions does not accurately portray a customer's creditworthiness as a result of forbearance programs or the reported consumer deleveraging that occurred during the pandemic. Further, our pricing strategies, particularly for new lending features and non-card lending products, may not offset the negative impact on profitability caused by increases in delinquencies and losses; thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. Although we make estimates to provide for credit losses in our outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information we use in managing our credit risk may be inaccurate or incomplete.
Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for credit losses. Higher write-off rates and the resulting increase in our reserves for credit losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.
Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk or collect amounts owed to us may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, minimum payment regulations and re-age guidance). Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic conditions (particularly in the United States where, for example, Card Members were responsible for approximately 87 percent of our total Card Member loans outstanding as of December 31, 2021), increases in the level of loan balances, changes in our mix of business or otherwise, could require us to increase our provisions for losses and could have a material adverse effect on our results of operations and financial condition.

Interest rate changes could materially adversely affect our earnings.
Our interest expense was approximately $1.3 billion for the year ended December 31, 2021. If the rate of interest we pay on our borrowings increases more or decreases less than the rate of interest we earn on our loans, our net interest yield, and consequently our net interest income, could decrease. As of December 31, 2021, a hypothetical immediate 100 basis point increase in market interest rates would have a detrimental impact on our annual net interest income of up to $206 million. A hypothetical immediate 100 basis point decrease in market interest rates would have a smaller but still detrimental impact on our annual net interest income. We expect the rates we pay on our deposits will change if benchmark interest rates change. In addition, interest rate changes may affect customer behavior, such as impacting the loan balances Card Members carry on their credit cards or their ability to make payments as higher interest rates lead to higher payment requirements, further impacting our results of operations. For a further discussion of our interest rate risk, see “Risk Management ― Market Risk Management Process” under “MD&A.”
The discontinuance of LIBOR may negatively impact our access to funding and the value of our financial instruments and commercial agreements.
Certain of our financial instruments and commercial agreements will need to be amended or otherwise modified to replace references to the London interbank offered rate (LIBOR) with an alternative reference rate, as the LIBOR tenors referenced are expected to be quoted only through June 2023. Alternative reference rates, such as the secured overnight financing rate, are calculated using components different from those used in the calculation of LIBOR and may fluctuate differently than, and not be representative of, LIBOR. In order to compensate for these differences, certain of our financial instruments and commercial agreements allow for a benchmark replacement adjustment. However, there is no assurance that any benchmark replacement adjustment will be sufficient to produce the economic equivalent of LIBOR, either at the benchmark replacement date or over the life of such instruments and agreements.
Uncertainty as to the replacement of LIBOR with alternative reference rates and the discontinuance of LIBOR generally may negatively impact market liquidity, our access to funding and the trading market for our financial instruments. Furthermore, the timing of implementation and use of alternative reference rates and corresponding adjustments or other reforms could be subject to disputes, could cause the interest payable on our outstanding financial instruments and commercial agreements to be materially different than expected and may impact the value of such instruments and agreements.
Adverse market conditions may significantly affect our access to, and cost of, capital and ability to meet liquidity needs.
Our ability to obtain financing in the debt capital markets for unsecured term debt and asset securitizations is dependent on financial market conditions. Disruptions, uncertainty or volatility across the financial markets, as well as adverse developments affecting our competitors and the financial industry generally, could negatively impact market liquidity and limit our access to funding required to operate our business. Such market conditions may also limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements and access the funding necessary to grow our business. In some circumstances, we may incur an unattractive cost to raise capital, which could decrease profitability and significantly reduce financial flexibility. Additional factors affecting the extent to which we may securitize loans and receivables in the future include the overall credit quality of our loans and receivables, the costs of securitizing our loans and receivables, the demand for credit card asset-backed securities and the legal, regulatory, accounting or tax rules affecting securitization transactions and asset-backed securities, generally. Our liquidity and cost of funds would also be adversely affected by the occurrence of events that could result in the early amortization of our existing securitization transactions. For a further discussion of our liquidity and funding needs, see “Consolidated Capital Resources and Liquidity” under “MD&A.”
Any reduction in our credit ratings could increase the cost of our funding from, and restrict our access to, the capital markets and have a material adverse effect on our results of operations and financial condition.
Ratings of our long-term and short-term debt and deposits are based on a number of factors, including financial strength, as well as factors not within our control, including conditions affecting the financial services industry, and the macroeconomic environment. Our ratings could be downgraded at any time and without any notice by any of the rating agencies, which could, among other things, adversely limit our access to the capital markets and adversely affect the cost and other terms upon which we are able to obtain funding. Our ability to raise funding through the securitization market also depends, in part, on the credit ratings of the securities we issue from our securitization trusts. If we are not able to satisfy rating agency requirements to confirm the ratings of our asset-backed securities, it could limit our ability to access the securitization markets.
Adverse currency fluctuations and foreign exchange controls could decrease earnings we receive from our international operations and impact our capital.
During 2021, approximately 22 percent of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and accordingly the revenue we generate outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar, which could have a material adverse effect on our results of operations.
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
Our U.S. bank subsidiary, AENB, accepts deposits and uses the proceeds as a source of funding, with our direct retail deposits becoming a larger proportion of our funding over time. We continue to face strong competition with regard to deposits, and pricing and product changes may adversely affect our ability to attract and retain cost-effective deposit balances. To the extent we offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.
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
Market risk includes the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact our financial condition. We held approximately $3 billion of investment securities as of December 31, 2021. In the event that actual default rates of these investment securities were to significantly change from historical patterns due to economic conditions or otherwise, it could have a material adverse impact on the value of our investment portfolio, potentially resulting in impairment charges. Defaults or economic disruptions, even in countries or territories in which we do not have material investment exposure, conduct business or have operations, could adversely affect us.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2021, we had 18,626 common shareholders of record. You can find dividend information concerning our common stock in our Consolidated Statements of Shareholders' Equity in our “Consolidated Financial Statements.” For information on dividend restrictions, see “Dividends and Other Capital Distributions” under “Supervision and Regulation” and Note 22 to our “Consolidated Financial Statements.” You can find information on securities authorized for issuance under our equity compensation plans under the caption “Executive Compensation — Equity Compensation Plans” to be contained in our definitive 2022 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on May 3, 2022. The information to be found under such caption is incorporated herein by reference. Our definitive 2022 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2022 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).
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
The following graph compares the cumulative total shareholder return on our common shares with the total return on the S&P 500 Index and the S&P Financial Index for the last five years. It shows the growth of a $100 investment on December 31, 2016, including the reinvestment of all dividends.

Year-end Data	2016	2017	2018	2019	2020	2021
American Express	$100.00	$136.20	$132.62	$175.75	$173.73	$237.81
S&P 500 Index	$100.00	$121.82	$116.47	$153.13	$181.29	$233.28
S&P Financial Index	$100.00	$122.14	$106.21	$140.30	$137.83	$185.90

(b)    Not applicable.
(c)    Issuer Purchases of Securities
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the quarter ended December 31, 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2021
Repurchase program(a)	10,756,494	$178.35	10,756,494	62,662,993
Employee transactions(b)	40	$171.95	N/A	N/A
November 1-30, 2021
Repurchase program(a)	1,908,965	$170.90	1,908,965	60,754,028
Employee transactions(b)	24,224	$173.78	N/A	N/A
December 1-31, 2021
Repurchase program(a)	4,520,163	$162.30	4,520,163	56,233,865
Employee transactions(b)	—	$—	N/A	N/A
Total
Repurchase program(a)	17,185,622	$171.77	17,185,622	56,233,865
Employee transactions(b)	24,264	$173.78	N/A	N/A
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
ITEM 6.    [RESERVED]

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
Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party service providers and business partners, direct mail, telephone, in-house sales teams, and direct response advertising. We have a significant ownership position in, and extensive commercial arrangements with, American Express Global Business Travel (GBT). The commercial arrangements with GBT include, among other things, a long-term trademark license agreement pursuant to which GBT uses the American Express brand, GBT’s support of certain of our partnerships, joint negotiation with travel suppliers and a strategic relationship between GBT and our GCS business. During the fourth quarter of 2021, our economic interest in GBT was reduced to approximately 41 percent from 50 percent as a result of GBT’s acquisition of Egencia; our voting rights remain at 50 percent. Also during the fourth quarter of 2021, GBT entered into a business combination agreement with Apollo Strategic Growth Capital (APSG). Upon consummation of the business combination, which is subject to the satisfaction of customary closing conditions, including approval by APSG’s shareholders and certain regulatory approvals, the terms of certain of our commercial arrangements with GBT will be amended and GBT will become a public company.
The following types of revenue are generated from our various products and services:
•Discount revenue, our largest revenue source, primarily represents the amount we earn on transactions occurring at merchants that have entered into a card acceptance agreement with us, or a Global Network Services (GNS) partner or other third-party merchant acquirer, for facilitating transactions between the merchants and Card Members. The amount of fees charged for accepting our cards as payment, or merchant discount, varies with, among other factors, the industry in which the merchant does business, the merchant’s overall American Express-related transaction volume, the method of payment, the settlement terms with the merchant, the method of submission of transactions and, in certain instances, the geographic scope for the related card acceptance agreement between the merchant and us (e.g., domestic or global) and the transaction amount. In some instances, an additional flat transaction fee is assessed as part of the merchant discount, and additional fees may be charged such as a variable fee for “non-swiped” card transactions or for transactions using cards issued outside the United States at merchants located in the United States;
•Interest income, principally represents interest earned on outstanding loan balances;
•Net card fees, represent revenue earned from annual card membership fees, which vary based on the type of card and the number of cards for each account;
•Other fees and commissions, primarily represent Card Member delinquency fees, foreign currency conversion fees charged to Card Members, loyalty coalition-related fees, service fees earned from merchants, travel commissions and fees, and Membership Rewards program fees; and
•Other revenue, primarily represents revenues arising from contracts with our GNS partners (including commissions and signing fees less issuer rate payments), cross-border Card Member spending, ancillary merchant-related fees, earnings (losses) from equity method investments (including GBT), insurance premiums, and prepaid card and Travelers Cheque-related revenue.

Effective for the first quarter of 2021, we changed the way we describe our volume metrics, replacing billed business, proprietary billed business and GNS billed business with network volumes, billed business and processed volumes, respectively. Within processed volumes we now include transactions associated with certain alternative payment solutions that were not previously reported in our volume metrics. Prior period amounts have been recast to conform with current period presentation. Refer to the “Glossary of Selected Terminology” for definitions of each updated term.
NON-GAAP MEASURES
We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this report constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.
BUSINESS ENVIRONMENT
Our results for the year reflect the strong growth momentum we have seen in our business throughout 2021, and our strategy of investing in our customers, brand and talent is helping in our effort to drive share, scale and relevance. Spending on our network reached record levels and credit metrics remained around historic lows. Net income more than doubled versus the prior year to $8.1 billion and exceeded 2019 levels; contributing to this increase in Net income in the current year was a $2.5 billion credit reserve release and sizeable net gains on equity investments.
Year-over-year comparisons reflect the adverse impacts on our business in 2020 due to the COVID-19 pandemic. As certain of the pandemic-related restrictions were lifted and macroeconomic conditions improved, and through the successful execution of our investment strategy, we saw a steady recovery in our business, with certain key areas growing beyond pre-pandemic (2019) levels in 2021.
Worldwide network volumes for the year increased 24 percent compared to the prior year and reached 2019 levels. Billed business, which represented 85 percent of our total network volumes and drives most of our financial results, increased 25 percent and continued to show different paces of recovery for G&S and T&E spend. G&S spend, which accounts for the majority of our billed business, grew by 19 percent on a year-over-year basis, and was 18 percent above 2019 levels. This growth was primarily driven by ongoing strong performance in online and card-not-present spending even as offline spending fully recovered and resumed growth compared to 2019 levels. Global T&E spend grew 59 percent versus the prior year, reflecting a steady recovery throughout the year, which resulted in fourth quarter T&E volumes reaching 82 percent of 2019 levels. The year-over-year growth in billed business was led by the U.S., where spend increased 26 percent versus the prior year and exceeded 2019 levels by 6 percent, primarily driven by U.S. consumers and small and mid-sized enterprises.
Total revenues net of interest expense increased 17 percent year-over-year, reflecting double digit growth in all our non-interest revenue lines. Discount revenue, our largest revenue line, increased 26 percent year-over-year, driven primarily by growth in Card Member spending. Other fees and commissions and Other revenues increased year-over-year, primarily driven by higher travel-related revenues. Net card fees grew consistently throughout 2021 and were up 11 percent year over year, as new card acquisitions increased, and Card Member retention remained high, demonstrating the impact of investments we have made in our premium value propositions. Net interest income declined 3 percent versus the prior year, primarily due to a decrease in net interest yields driven by higher paydown rates on revolving loan balances.
Card Member loans increased 21 percent, which was lower than the growth in billed business due to higher paydown rates driven in part by the continued liquidity and financial strength of our customer base. Provisions for credit losses decreased and resulted in a net benefit, primarily due to a $2.5 billion reserve release in the current year versus a reserve build in the prior year and lower net write-offs in the current year. The reserve release in the current year was driven by improved portfolio quality and macroeconomic outlook, partially offset by an increase in the outstanding balance of loans and receivables. We do not expect to see reserve releases of this magnitude in 2022.
Card Member rewards, Card Member services and business development expenses are generally correlated to volumes or are variable based on usage, and increased year-over-year due to growth in spend and higher usage of travel-related benefits. Additionally, our higher rewards expense versus last year was partially driven by an increase to our Membership Rewards liability to reflect a higher mix of redemptions in travel-related categories. During the year we increased marketing investments to build growth momentum and accelerate new card acquisitions. Our ongoing investments in differentiated value propositions and expansion of our digital capabilities are helping to drive increased Card Member engagement and strong retention rates. Our operating expenses for 2021 were in line with 2020; however, the current year included sizeable net gains associated with the Amex Ventures equity investments that we do not expect to occur with the same magnitude in 2022. We expect to continue to invest strategically in marketing, value propositions on our products, technology and our colleagues.

During the year, we returned $9 billion of capital to our shareholders through common share repurchases and divided payments, which resulted in us ending the year with our Common Equity Tier 1 (CET1) capital ratio back within our target range of 10 to 11 percent. We plan to continue to manage our CET1 capital ratio within our target range. We also expect to increase our dividend payment by approximately 20 percent in the first quarter of 2022, subject to approval by our Board of Directors.
The growth momentum we generated throughout this year has strengthened our resolve to continue to focus on our strategic imperatives – expand our leadership in the premium consumer space, build on our strong position in commercial payments, strengthen our global merchant network, and make American Express an essential part of our customers’ digital lives. We believe that continuing our strategy of investing at high levels in our customers, brand and talent will position us well as we seek to deliver sustainable and profitable long-term growth.
See “Supervision and Regulation” in “Business” for information on legislative and regulatory changes that could have a material adverse effect on our results of operations and financial condition and “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for information on additional impacts of the COVID-19 pandemic and the potential impacts of economic, geopolitical and competitive conditions and certain litigation and regulatory matters on our business.

CONSOLIDATED RESULTS OF OPERATIONS
Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms used in this section.
The discussions in the “Financial Highlights”, “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the year ended December 31, 2021 compared to the year ended December 31, 2020, as presented in the accompanying tables. These discussions should be read in conjunction with the discussion under “Business Environment,” which contains further information on the COVID-19 pandemic and the related impacts on our results. For a discussion of the financial condition and results of operations for 2020 compared to 2019, please refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 12, 2021.
TABLE 1: SUMMARY OF FINANCIAL PERFORMANCE

Years Ended December 31,				Change		Change
(Millions, except percentages and per share amounts)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Total revenues net of interest expense	$42,380	$36,087	$43,556	$6,293	17%	$(7,469)	(17)%
Provisions for credit losses (a)	(1,419)	4,730	3,573	(6,149)	#	1,157	32
Expenses	33,110	27,061	31,554	6,049	22	(4,493)	(14)
Pretax income	10,689	4,296	8,429	6,393	#	(4,133)	(49)
Income tax provision	2,629	1,161	1,670	1,468	#	(509)	(30)
Net income	8,060	3,135	6,759	4,925	#	(3,624)	(54)
Earnings per common share — diluted (b)	$10.02	$3.77	$7.99	$6.25	#	$(4.22)	(53)%
Return on average equity (c)	33.7%	14.2%	29.6%
Effective tax rate	24.6%	27.0%	19.8%
# Denotes a variance of 100 percent or more.
(a)Results for reporting periods beginning on and after January 1, 2020 are presented using the Current Expected Credit Loss (CECL) methodology, while information as of and for the year ended December 31, 2019 continues to be reported in accordance with the incurred loss methodology then in effect. Refer to Note 1 and Note 3 to the “Consolidated Financial Statements” for further information.
(b)Represents net income, less (i) earnings allocated to participating share awards of $56 million, $20 million and $47 million for the years ended December 31, 2021, 2020 and 2019, respectively, (ii) dividends on preferred shares of $71 million, $79 million and $81 million for the years ended December 31, 2021, 2020 and 2019, respectively, and (iii) equity-related adjustments of $16 million related to the redemption of preferred shares for the year ended December 31, 2021. Refer to Note 16 and Note 21 to the “Consolidated Financial Statements” for further details on preferred shares and earnings per common share (EPS), respectively.
(c)Return on average equity (ROE) is calculated for the relevant periods by dividing the (i) preceding twelve months of net income ($8.1 billion, $3.1 billion and $6.8 billion for 2021, 2020 and 2019, respectively) by (ii) one-year monthly average of total shareholders’ equity ($23.9 billion, $22.0 billion and $22.8 billion for 2021, 2020 and 2019, respectively).

TABLE 2: TOTAL REVENUES NET OF INTEREST EXPENSE SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Discount revenue	$25,727	$20,401	$26,167	$5,326	26%	$(5,766)	(22)%
Net card fees (a)	5,195	4,664	4,042	531	11	622	15
Other fees and commissions	2,392	2,163	3,297	229	11	(1,134)	(34)
Other	1,316	874	1,430	442	51	(556)	(39)
Total non-interest revenues	34,630	28,102	34,936	6,528	23	(6,834)	(20)
Total interest income	9,033	10,083	12,084	(1,050)	(10)	(2,001)	(17)
Total interest expense	1,283	2,098	3,464	(815)	(39)	(1,366)	(39)
Net interest income	7,750	7,985	8,620	(235)	(3)	(635)	(7)
Total revenues net of interest expense	$42,380	$36,087	$43,556	$6,293	17%	$(7,469)	(17)%
(a)Effective April 1, 2021, we prospectively changed the recognition of certain costs paid to a third party previously recognized in Net card fees. Refer to Note 1 to the “Consolidated Financial Statements” for further details.

TOTAL REVENUES NET OF INTEREST EXPENSE
Discount revenue increased, primarily driven by an increase in worldwide network volumes of 24 percent, reflecting, in part, the recovery from the adverse impacts of the COVID-19 pandemic in the prior year. U.S. network volumes increased 27 percent and non-U.S. network volumes increased 17 percent. See Tables 5 and 6 for more details on volume performance.
The increase in discount revenue was also driven by an increase in the average discount rate, primarily due to a change in the mix of spending driven by increased levels of T&E-related volumes, as compared to the prior year. The average discount rate was 2.30 percent and 2.28 percent for 2021 and 2020, respectively.
Net card fees increased, primarily driven by growth in our premium card portfolios.
Other fees and commissions increased, primarily due to higher travel commissions and fees from our consumer travel business and higher foreign exchange conversion revenue related to cross-border Card Member spending, both of which reflect the partial recovery of travel-related revenues in the current year.
Other revenues increased, primarily driven by a non-cash gain related to an increase in GBT's total equity book value arising from GBT's acquisition of Egencia and a lower net loss in the current year from GBT as compared to the prior year.
Interest income decreased, primarily due to a decline in the interest yield on average Card Member loans driven by higher paydown rates on revolving loan balances.
Interest expense decreased, primarily driven by lower interest rates paid on deposits and a reduction in average debt.

TABLE 3: PROVISIONS FOR CREDIT LOSSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Card Member receivables
Net write-offs	$129	$881	$900	$(752)	(85)%	$(19)	(2)%
Reserve (release) build (a)	(202)	134	63	(336)	#	71	#
Total	(73)	1,015	963	(1,088)	#	52	5
Card Member loans
Net write-offs	879	2,170	2,235	(1,291)	(59)	(65)	(3)
Reserve (release) build (a)	(2,034)	1,283	227	(3,317)	#	1,056	#
Total	(1,155)	3,453	2,462	(4,608)	#	991	40
Other
Net write-offs — Other loans (b)	21	111	98	(90)	(81)	13	13
Net write-offs — Other receivables (c)	33	27	20	6	22	7	35
Reserve (release) build — Other loans (a)(b)	(185)	66	28	(251)	#	38	#
Reserve (release) build — Other receivables (a)(c)	(60)	58	2	(118)	#	56	#
Total	(191)	262	148	(453)	#	114	77
Total provisions for credit losses (d)	$(1,419)	$4,730	$3,573	$(6,149)	#	$1,157	32%
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve (release) build.
(b)Relates to Other loans of $2.9 billion, $2.9 billion and $4.8 billion less reserves of $52 million, $238 million and $152 million, as of December 31, 2021, 2020 and 2019, respectively.
(c)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $2.7 billion, $3.0 billion and $3.1 billion, less reserves of $25 million, $85 million and $27 million as of December 31, 2021, 2020 and 2019, respectively.
(d)Results for reporting periods beginning on and after January 1, 2020 are presented using the CECL methodology, while information as of and for the year ended December 31, 2019 continues to be reported in accordance with the incurred loss methodology then in effect. Refer to Note 1 and Note 3 to the “Consolidated Financial Statements” for further information.

PROVISIONS FOR CREDIT LOSSES
Card Member receivables and loans provisions for credit losses decreased and resulted in a net benefit, primarily driven by reserve releases in the current year versus reserve builds in the prior year and lower net write-offs in the current year. The reserve releases in the current year were due to improved portfolio quality and macroeconomic outlook, in large part driven by improvement in unemployment rate projections, partially offset by increases in the outstanding balances of receivables and loans. The reserve builds in the prior year were due to the deterioration of the global macroeconomic outlook as a result of the COVID-19 pandemic, partially offset by declines in the outstanding balances of receivables and loans and lower delinquencies.
Other provision for credit losses decreased and resulted in a net benefit, primarily due to a reserve release in the current year versus a reserve build in the prior year and lower net write-offs in the current year. The reserve release in the current year was due to improved portfolio quality and macroeconomic outlook. The reserve build in the prior year was due to deteriorating portfolio quality and the previously mentioned deterioration of the global macroeconomic outlook, partially offset by a decline in the outstanding balance of other loans.
Refer to Note 3 to the “Consolidated Financial Statements” for the range of key variables in the macroeconomic scenarios utilized for the computation of our reserves for credit losses.

TABLE 4: EXPENSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Marketing and business development	$9,053	$6,747	$7,125	$2,306	34%	$(378)	(5)%
Card Member rewards	11,007	8,041	10,439	2,966	37	(2,398)	(23)
Card Member services	1,993	1,230	2,223	763	62	(993)	(45)
Total marketing, business development, and Card Member rewards and services	22,053	16,018	19,787	6,035	38	(3,769)	(19)
Salaries and employee benefits	6,240	5,718	5,911	522	9	(193)	(3)
Other, net	4,817	5,325	5,856	(508)	(10)	(531)	(9)
Total expenses	$33,110	$27,061	$31,554	$6,049	22%	$(4,493)	(14)%
EXPENSES
Marketing and business development expense increased, primarily due to increases in marketing investments to continue building growth momentum and higher partner payments driven by higher spending volumes.
Card Member rewards expense increased, primarily driven by increases in Membership Rewards and cash back rewards expenses of $2.2 billion and cobrand rewards expense of $769 million, both of which were primarily driven by higher billed business. The increase in Membership Rewards expense was also driven by a larger proportion of spend in categories that earn incremental rewards and a higher mix of redemptions in travel-related categories, as compared to the prior year.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) at December 31, 2021 and 96 percent (rounded up) at December 31, 2020.
Card Member services expense increased, primarily due to higher usage of travel-related benefits in the current year, as compared to the prior year during which travel was more negatively impacted by the COVID-19 pandemic.
Salaries and employee benefits expense increased, primarily driven by higher compensation.
Other expenses decreased, primarily driven by higher net gains in the current year on Amex Ventures equity investments, the impact of the implementation of the Proportional Amortization Method (PAM) related to investments in qualified affordable housing projects and a net reserve release in the current year versus a reserve build in the prior year associated with merchant exposure for Card Member purchases, all of which were partially offset by an increase in professional services expense.
Refer to Note 1 to the “Consolidated Financial Statements” for further information on PAM.

INCOME TAXES
The effective tax rate was 24.6 percent and 27.0 percent for 2021 and 2020, respectively. The reduction in the effective tax rate primarily reflected discrete tax charges in the prior year related to the realizability of certain foreign deferred tax assets. The tax rates in both years reflected the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business. The current year's effective tax rate also reflected the implementation of PAM related to investments in qualified affordable housing projects. Refer to Note 1 to the “Consolidated Financial Statements” for further information on PAM.
TABLE 5: SELECTED CARD-RELATED STATISTICAL INFORMATION

				Change	Change
Years Ended December 31,	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Network volumes: (billions)
U.S.	$897.0	$708.1	$840.7	27%	(16)%
Outside the U.S.	387.2	329.7	425.0	17	(22)
Total	$1,284.2	$1,037.8	$1,265.7	24	(18)
Billed business	$1,089.8	$870.7	$1,070.5	25	(19)
Processed volumes	194.4	167.1	195.2	16	(14)
Total	$1,284.2	$1,037.8	$1,265.7	24	(18)
Cards-in-force: (millions)
U.S.	56.4	53.8	54.7	5	(2)
Outside the U.S.	65.3	58.2	59.7	12	(3)
Total	121.7	112.0	114.4	9	(2)
Proprietary	71.4	68.9	70.3	4	(2)
GNS	50.3	43.1	44.1	17	(2)
Total	121.7	112.0	114.4	9	(2)
Basic cards-in-force: (millions)
U.S.	44.3	42.2	43.0	5	(2)
Outside the U.S.	56.4	49.1	50.0	15	(2)
Total	100.7	91.3	93.0	10	(2)
Average proprietary basic Card Member spending: (dollars)
U.S.	$22,477	$18,085	$21,515	24	(16)
Outside the U.S.	$15,251	$12,264	$16,351	24	(25)
Worldwide Average	$20,392	$16,352	$19,972	25	(18)
Average discount rate	2.30%	2.28%	2.37%
Average fee per card (dollars)(a)	$74	$67	$58	10%	16%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.

TABLE 6: NETWORK VOLUMES-RELATED STATISTICAL INFORMATION

	2021		2020
	Year over Year Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)	Year over Year Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)
Worldwide
Network volumes	24%	23%	(18)%	(19)%
Total billed business	25	24	(19)	(19)
Consumer billed business	29	28	(17)	(18)
Commercial billed business	21	20	(21)	(21)
Processed volumes	16	14	(14)	(15)

U.S.
Network volumes	27		(16)
Total billed business	26		(16)
Consumer billed business	32		(15)
Commercial billed business	21		(18)

Outside the U.S.
Network volumes	17	14	(22)	(24)
Total billed business	21	17	(26)	(28)
Consumer billed business	23	19	(21)	(24)
Commercial billed business	18	14	(32)	(34)
Asia Pacific, Australia & New Zealand network volumes	12	9	(15)	(18)
Latin America, Canada & Caribbean network volumes	23	22	(32)	(27)
Europe, the Middle East & Africa network volumes	25	19	(29)	(33)

Merchant Industry Metrics
Worldwide billed business
G&S-related (81% and 86% of worldwide billed business for 2021 and 2020, respectively)	19	18	(1)	(1)
T&E-related (19% and 14% of worldwide billed business for 2021 and 2020, respectively)	59	58	(60)	(60)
Airline-related (3% and 3% of worldwide billed business for 2021 and 2020, respectively)	63	61%	(76)	(76)%
U.S. billed business
G&S-related (82% and 87% of U.S. billed business for 2021 and 2020, respectively)	19		(1)
T&E-related (18% and 13% of U.S. billed business for 2021 and 2020, respectively)	70		(58)
Airline-related (3% and 2% of U.S. billed business for 2021 and 2020, respectively)	80%		(75)%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding prior-year period against which such results are being compared).

TABLE 7: SELECTED CREDIT-RELATED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Worldwide Card Member loans
Card Member loans: (billions)
U.S.	$76.9	$64.2	$76.0	20%	(16)%
Outside the U.S.	11.7	9.2	11.4	27	(19)
Total	$88.6	$73.4	$87.4	21	(16)
Credit loss reserves:
Beginning balance (a)	$5,344	$4,027	$2,134	33	89
Provisions — principal, interest and fees	(1,155)	3,453	2,462	#	40
Net write-offs — principal less recoveries	(672)	(1,795)	(1,860)	(63)	(3)
Net write-offs — interest and fees less recoveries	(207)	(375)	(375)	(45)	—
Other (b)	(5)	34	22	#	55
Ending balance	$3,305	$5,344	$2,383	(38)	#
% of loans	3.7%	7.3%	2.7%
% of past due	555%	727%	177%
Average loans (billions)	$76.1	$74.6	$82.8	2	(10)
Net write-off rate — principal only (c)	0.9%	2.4%	2.2%
Net write-off rate — principal, interest and fees (c)	1.2%	2.9%	2.7%
30+ days past due as a % of total	0.7%	1.0%	1.5%

Worldwide Card Member receivables
Card Member receivables: (billions)
U.S.	$38.4	$30.5	$39.0	26	(22)
Outside the U.S.	15.2	13.2	18.4	15	(28)
Total	$53.6	$43.7	$57.4	23	(24)
Credit loss reserves:
Beginning balance (a)	$267	$126	$573	#	(78)
Provisions — principal and fees	(73)	1,015	963	#	5
Net write-offs — principal and fees less recoveries (d)	(129)	(881)	(900)	(85)	(2)
Other (b)	(1)	7	(17)	#	#
Ending balance	$64	$267	$619	(76)%	(57)%
% of receivables	0.1%	0.6%	1.1%
Net write-off rate — principal and fees (c)(d)(e)	0.3%	2.0%	1.6%
# Denotes a variance of 100 percent or more
(a)Includes an increase of $1,643 million and decrease of $493 million to the beginning reserve balances for Card Member loans and receivables, respectively, as of January 1, 2020, related to the adoption of the CECL methodology. Refer to Note 3 to the “Consolidated Financial Statements” for further information.
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
(d)The net write-off rate for the year ended December 31, 2021 includes a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which had resulted in a $53 million write-off in the year ended December 31, 2020 in the GCS segment.
(e)Refer to Tables 10 and 13 for Net write-off rate — principal only and 30+ days past due metrics for GCSG and Global Small Business Services (GSBS) receivables, respectively. A net write-off rate based on principal losses only for Global Corporate Payments (GCP), which reflects global, large and middle market corporate accounts, is not available due to system constraints.

TABLE 8: NET INTEREST YIELD ON AVERAGE CARD MEMBER LOANS

Years Ended December 31,
(Millions, except percentages and where indicated)	2021	2020	2019
Net interest income	$7,750	$7,985	$8,620
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	738	1,295	1,833
Interest income not attributable to our Card Member loan portfolio (b)	(379)	(668)	(1,227)
Adjusted net interest income (c)	$8,109	$8,612	$9,226
Average Card Member loans (billions)	$76.0	$74.6	$82.8
Net interest income divided by average Card Member loans (c)	10.2%	10.7%	10.4%
Net interest yield on average Card Member loans (c)	10.7%	11.5%	11.1%
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
As a result of organizational changes announced during the second quarter of 2021, our loyalty coalition businesses results, which were previously reported within the GMNS segment, are now reported within the GCSG segment. Prior period segment results have been revised to conform with current period presentation.
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

GLOBAL CONSUMER SERVICES GROUP
TABLE 9: GCSG SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Revenues
Non-interest revenues	$18,157	$14,632	$17,178	$3,525	24%	$(2,546)	(15)%
Interest income	7,391	8,199	9,414	(808)	(10)	(1,215)	(13)
Interest expense	717	1,054	1,731	(337)	(32)	(677)	(39)
Net interest income	6,674	7,145	7,683	(471)	(7)	(538)	(7)
Total revenues net of interest expense	24,831	21,777	24,861	3,054	14	(3,084)	(12)
Provisions for credit losses (a)	(945)	3,150	2,636	(4,095)	#	514	19
Total revenues net of interest expense after provisions for credit losses	25,776	18,627	22,225	7,149	38	(3,598)	(16)
Expenses
Marketing, business development, and Card Member rewards and services	13,898	9,841	12,201	4,057	41	(2,360)	(19)
Salaries and employee benefits and other operating expenses	5,052	5,099	5,179	(47)	(1)	(80)	(2)
Total expenses	18,950	14,940	17,380	4,010	27	(2,440)	(14)
Pretax segment income	$6,826	$3,687	$4,845	$3,139	85%	$(1,158)	(24)%
# Denotes a variance of 100 percent or more
(a)Results for reporting periods beginning on and after January 1, 2020 are presented using the CECL methodology, while information as of and for the year ended December 31, 2019 continues to be reported in accordance with the incurred loss methodology then in effect. Refer to Note 1 and Note 3 to the “Consolidated Financial Statements” for further information.
GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel and lifestyle services and non-card financing products, and manages certain international joint ventures, our partnership agreements in China and our loyalty coalition businesses operated in certain countries.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased, primarily driven by higher Discount revenue, Net card fees and Other fees and commissions.
Discount revenue increased 31 percent, primarily driven by an increase in consumer billed business of 29 percent reflecting, in part, recovery from the adverse impacts of the COVID-19 pandemic in the prior year.
See Tables 5, 6 and 10 for more details on volume performance.
Net card fees increased 12 percent, primarily driven by growth in our premium card portfolios.
Other fees and commissions increased 11 percent, primarily due to higher travel commissions and fees from our consumer travel business and higher foreign exchange conversion revenue related to increased cross-border Card Member spending, both of which reflect the partial recovery of travel-related revenues in the current year.
Net interest income decreased, primarily due to a decline in interest income driven by lower revolving Card Member loan balances, partially offset by lower cost of funds.
PROVISIONS FOR CREDIT LOSSES
Provisions for credit losses decreased and resulted in a net benefit, primarily driven by reserve releases in the current year versus reserve builds in the prior year and lower net write-offs in the current year. The reserve releases in the current year were due to improved portfolio quality and macroeconomic outlook, in large part driven by improvement in unemployment rate projections, partially offset by increases in the outstanding balances of receivables and loans. The reserve builds in the prior year were due to the deterioration of the global macroeconomic outlook as a result of the COVID-19 pandemic, partially offset by decreases in the outstanding balances of receivables and loans.

EXPENSES
Marketing, business development, and Card Member rewards and services expenses increased across all expense categories. The increase in Card Member rewards expense was primarily driven by higher billed business as well as a larger proportion of spend in categories that earn incremental rewards and a higher mix of redemptions in travel-related categories, as compared to the prior year. The increase in Marketing and business development expense was primarily due to increases in marketing investments to continue building growth momentum as well as higher spending volumes. The increase in Card Member services expense was primarily due to higher usage of travel-related benefits in the current year, as compared to the prior year during which travel was more negatively impacted by the COVID-19 pandemic.

TABLE 10: GCSG SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Billed business: (billions)
U.S.	$444.2	$337.6	$398.8	32%	(15)%
Outside the U.S.	148.9	121.1	154.0	23	(21)
Total	$593.1	$458.7	$552.8	29	(17)
Proprietary cards-in-force:
U.S.	39.0	37.7	37.9	3	(1)
Outside the U.S.	17.0	16.7	17.5	2	(5)
Total	56.0	54.4	55.4	3	(2)
Proprietary basic cards-in-force:
U.S.	27.3	26.6	26.9	3	(1)
Outside the U.S.	11.9	11.6	12.1	3	(4)
Total	39.2	38.2	39.0	3	(2)
Average proprietary basic Card Member spending: (dollars)
U.S.	$16,498	$12,641	$14,801	31	(15)
Outside the U.S.	$12,759	$10,175	$12,884	25	(21)
Average	$15,368	$11,881	$14,212	29	(16)
Total segment assets (billions)	$102.1	$87.4	$107.0	17	(18)
Card Member loans:
Total loans (billions)
U.S.	$59.8	$51.4	$62.4	16	(18)
Outside the U.S.	10.7	8.7	10.9	23	(20)
Total	$70.5	$60.1	$73.3	17	(18)
Average loans (billions)
U.S.	$52.0	$53.0	$59.4	(2)	(11)
Outside the U.S.	9.0	8.6	10.0	5	(14)
Total	$61.0	$61.6	$69.4	(1)%	(11)%

U.S.
Net write-off rate — principal only (a)	0.8%	2.4%	2.3%
Net write-off rate — principal, interest and fees (a)	1.1%	2.9%	2.8%
30+ days past due as a % of total	0.7%	1.0%	1.6%
Outside the U.S.
Net write-off rate — principal only (a)	1.7%	3.0%	2.4%
Net write-off rate — principal, interest and fees (a)	2.2%	3.7%	2.9%
30+ days past due as a % of total	0.8%	1.7%	1.8%
Total
Net write-off rate — principal only (a)	0.9%	2.5%	2.3%
Net write-off rate — principal, interest and fees (a)	1.3%	3.0%	2.8%
30+ days past due as a % of total	0.7%	1.1%	1.6%

				Change	Change
(Millions, except percentages and where indicated)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Card Member receivables: (billions)
U.S.	$14.7	$11.9	$14.2	24%	(16)%
Outside the U.S.	7.7	6.8	8.6	13	(21)
Total	$22.4	$18.7	$22.8	20%	(18)%

U.S.
Net write-off rate — principal only (a)	—%	1.3%	1.4%
Net write-off rate — principal and fees (a)	0.1%	1.4%	1.6%
30+ days past due as a % of total	0.4%	0.4%	1.2%
Outside the U.S.
Net write-off rate — principal only (a)	0.8%	2.5%	2.2%
Net write-off rate — principal and fees (a)	0.9%	2.7%	2.4%
30+ days past due as a % of total	0.7%	1.0%	1.3%
Total
Net write-off rate — principal only (a)	0.3%	1.7%	1.7%
Net write-off rate — principal and fees (a)	0.4%	1.9%	1.9%
30+ days past due as a % of total	0.5%	0.6%	1.2%
(a) Refer to Table 7 footnote (c).

TABLE 11: GCSG NET INTEREST YIELD ON AVERAGE CARD MEMBER LOANS

As of or for the Years Ended December 31,
(Millions, except percentages and where indicated)	2021	2020	2019
U.S.
Net interest income	$5,933	$6,222	$6,660
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	158	288	276
Interest income not attributable to our Card Member loan portfolio(b)	(110)	(189)	(220)
Adjusted net interest income(c)	$5,981	$6,321	$6,716
Average Card Member loans (billions)	$52.0	$53.0	$59.4
Net interest income divided by average Card Member loans(c)	11.4%	11.7%	11.2%
Net interest yield on average Card Member loans(c)	11.5%	11.9%	11.3%
Outside the U.S.
Net interest income	$741	$923	$1,024
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	108	105	85
Interest income not attributable to our Card Member loan portfolio(b)	(8)	(12)	(15)
Adjusted net interest income(c)	$841	$1,016	$1,094
Average Card Member loans (billions)	$9.0	$8.6	$10.0
Net interest income divided by average Card Member loans(c)	8.2%	10.7%	10.2%
Net interest yield on average Card Member loans(c)	9.4%	11.9%	10.9%
Total
Net interest income	$6,674	$7,145	$7,683
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	266	393	361
Interest income not attributable to our Card Member loan portfolio(b)	(118)	(201)	(234)
Adjusted net interest income(c)	$6,822	$7,337	$7,810
Average Card Member loans (billions)	$61.0	$61.6	$69.4
Net interest income divided by average Card Member loans(c)	10.9%	11.6%	11.1%
Net interest yield on average Card Member loans(c)	11.2%	11.9%	11.3%
(a)Refer to Table 8 footnote (a).
(b)Refer to Table 8 footnote (b).
(c)Refer to Table 8 footnote (c).

GLOBAL COMMERCIAL SERVICES
TABLE 12: GCS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Revenues
Non-interest revenues	$11,489	$9,652	$12,242	$1,837	19%	$(2,590)	(21)%
Interest income	1,460	1,586	1,900	(126)	(8)	(314)	(17)
Interest expense	449	619	1,034	(170)	(27)	(415)	(40)
Net interest income	1,011	967	866	44	5	101	12
Total revenues net of interest expense	12,500	10,619	13,108	1,881	18	(2,489)	(19)
Provisions for credit losses (a)	(438)	1,493	918	(1,931)	#	575	63
Total revenues net of interest expense after provisions for credit losses	12,938	9,126	12,190	3,812	42	(3,064)	(25)
Expenses
Marketing, business development, and Card Member rewards and services	6,592	4,991	6,237	1,601	32	(1,246)	(20)
Salaries and employee benefits and other operating expenses	3,418	3,199	3,261	219	7	(62)	(2)
Total expenses	10,010	8,190	9,498	1,820	22	(1,308)	(14)
Pretax segment income	$2,928	$936	$2,692	$1,992	#	$(1,756)	(65)%
# Denotes a variance of 100 percent or more
(a)Results for reporting periods beginning on and after January 1, 2020 are presented using the CECL methodology, while information as of and for the year ended December 31, 2019 continues to be reported in accordance with the incurred loss methodology then in effect. Refer to Note 1 and Note 3 to the “Consolidated Financial Statements” for further information.
GCS primarily issues a wide range of proprietary corporate and small business cards globally. GCS also provides payment, expense management and financing solutions to businesses.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 21 percent, primarily driven by an increase in commercial billed business of 21 percent reflecting, in part, the recovery from the adverse impacts of the COVID-19 pandemic in the prior year.
See Tables 5, 6 and 13 for more details on volume performance.
Net card fees increased 9 percent, primarily driven by growth in our premium card portfolios.
Net interest income increased, primarily due to lower cost of funds, partially offset by lower average revolving Card Member loan balances.
PROVISIONS FOR CREDIT LOSSES
Provisions for credit losses decreased and resulted in a net benefit, primarily driven by reserve releases in the current year versus reserve builds in the prior year and lower net write-offs in the current year. The reserve releases in the current year were due to improved portfolio quality and macroeconomic outlook, in large part driven by improvement in unemployment rate projections. For Card Member receivables and loans provisions for credit losses, the reserve releases were partially offset by increases in the outstanding balances of receivables and loans. The reserve builds in the prior year were due to the deterioration of the global macroeconomic outlook as a result of the COVID-19 pandemic, partially offset by decreases in the outstanding balances of receivables and loans.
EXPENSES
Marketing, business development, and Card Member rewards and services expenses increased across all expense categories. The increase in Card Member rewards expense was primarily driven by higher billed business as well as a larger proportion of spend in categories that earn incremental rewards and a higher mix of redemptions in travel-related categories, as compared to the prior year. The increase in Marketing and business development expense was primarily due to increases in marketing investments to continue building growth momentum.
Salaries and employee benefits and other operating expenses increased, primarily due to higher compensation and the Company's partial repayment of a prior year insurance claim associated with insured losses from a corporate client bankruptcy that were partially recovered during the current year.

TABLE 13: GCS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Billed business (billions)	$490.9	$406.5	$513.3	21%	(21)%
Proprietary cards-in-force	15.4	14.5	14.9	6	(3)
Average Card Member spending (dollars)	$33,055	$27,769	$34,905	19	(20)
Total segment assets (billions)	$52.9	$42.1	$52.8	26	(20)
GSBS Card Member loans:
Total loans (billions)	$18.0	$13.2	$14.1	36	(6)
Average loans (billions)	$15.0	$12.9	$13.3	16	(3)
Net write-off rate — principal only(a)	0.6%	2.1%	1.9%
Net write-off rate — principal, interest and fees(a)	0.8%	2.4%	2.2%
30+ days past due as a % of total	0.5%	0.7%	1.3%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$1,011	$967	$866
Exclude:
Interest expense not attributable to our Card Member loan portfolio(b)	354	478	772
Interest income not attributable to our Card Member loan portfolio(c)	(78)	(170)	(222)
Adjusted net interest income(d)	$1,287	$1,275	$1,416
Average Card Member loans (billions)	$15.0	$13.0	$13.4
Net interest income divided by average Card Member loans(d)	6.7%	7.4%	6.5%
Net interest yield on average Card Member loans(d)	8.6%	9.8%	10.6%
Card Member receivables:
Total receivables (billions)	$31.3	$25.0	$34.6	25	(28)
Net write-off rate — principal and fees(e)(f)	0.2%	2.1%	1.4%
GCP Card Member receivables:
Total receivables (billions)	$13.3	$10.9	$17.2	22	(37)
90+ days past billing as a % of total(e)	0.3%	0.6%	0.8%
Net write-off rate — principal and fees(e)(f)	—%	1.9%	0.8%
GSBS Card Member receivables:
Total receivables (billions)	$18.0	$14.1	$17.4	28%	(19)%
Net write-off rate — principal only(a)	0.3%	2.1%	1.9%
Net write-off rate — principal and fees(a)	0.4%	2.3%	2.1%
30+ days past due as a % of total	0.7%	0.7%	1.7%
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
(f)The net write-off rate for the year ended December 31, 2021 includes a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which had resulted in a $53 million write-off in the year ended December 31, 2020.

GLOBAL MERCHANT AND NETWORK SERVICES
TABLE 14: GMNS SELECTED INCOME STATEMENT AND OTHER DATA

Years Ended December 31,				Change		Change
(Millions, except percentages and where indicated)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Revenues
Non-interest revenues	$4,964	$4,143	$5,428	$821	20%	$(1,285)	(24)%
Interest income	16	18	27	(2)	(11)	(9)	(33)
Interest expense	(92)	(82)	(303)	(10)	12	221	(73)
Net interest income	108	100	330	8	8	(230)	(70)
Total revenues net of interest expense	5,072	4,243	5,758	829	20	(1,515)	(26)
Provisions for credit losses (a)	(37)	87	19	(124)	#	68	#
Total revenues net of interest expense after provisions for credit losses	5,109	4,156	5,739	953	23	(1,583)	(28)
Expenses
Marketing, business development, and Card Member rewards and services	1,478	1,130	1,263	348	31	(133)	(11)
Salaries and employee benefits and other operating expenses	1,682	1,711	1,791	(29)	(2)	(80)	(4)
Total expenses	3,160	2,841	3,054	319	11	(213)	(7)
Pretax segment income	1,949	1,315	2,685	634	48	(1,370)	(51)
Total segment assets (billions)	$15.2	$14.0	$17.2	$1.2	9%	$(3)	(19)%
# Denotes a variance of 100 percent or more
(a)Results for reporting periods beginning on and after January 1, 2020 are presented using the CECL methodology, while information as of and for the year ended December 31, 2019 continues to be reported in accordance with the incurred loss methodology then in effect. Refer to Note 1 and Note 3 to the “Consolidated Financial Statements” for further information.
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
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased, primarily driven by higher Discount revenue due to increases in worldwide network volumes reflecting, in part, the recovery from the adverse impacts of the COVID-19 pandemic in the prior year.
The average discount rate increased, primarily due to a change in the mix of spending driven by increased levels of T&E volumes, as compared to the prior year.
See Tables 5 and 6 for more details on volume performance.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased, primarily due to a higher interest expense credit, primarily driven by an increase in average merchant payables related to year-over-year network volume growth.
EXPENSES
Marketing, business development, and Card Member rewards and services expenses increased, primarily driven by higher Marketing and business development expense, as a result of increased spend on initiatives to support merchant engagement and increased network issuer expense, reflecting higher processed volumes from certain GNS partners.
Salaries and employee benefits and other operating expenses decreased, primarily driven by a net reserve release in the current year versus a net reserve build in the prior year associated with merchant exposure for Card Member purchases, partially offset by higher compensation.

CORPORATE & OTHER
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $1.0 billion and $1.6 billion in 2021 and 2020, respectively. The decrease in the pretax loss was primarily driven by higher net gains in the current year on Amex Ventures equity investments, a non-cash gain related to an increase in GBT's total equity book value arising from GBT's acquisition of Egencia and a lower net loss in the current year from GBT as compared to the prior year, partially offset by higher compensation.
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
The global macroeconomic outlook continues to remain uncertain due to a variety of factors, including the Omicron variant, labor shortages, supply chain disruptions and inflation. We monitor the changing macroeconomic environment and manage our balance sheet to reflect evolving circumstances.
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
We report our capital ratios using the Basel III capital definitions and the Basel III standardized approach for calculating risk-weighted assets.

The following table presents our regulatory risk-based capital and leverage ratios and those of AENB, as of December 31, 2021.
TABLE 15: REGULATORY RISK-BASED CAPITAL AND LEVERAGE RATIOS

	Effective Minimum (a)	Ratios as of December 31, 2021
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.5%
American Express National Bank		11.8
Tier 1	8.5
American Express Company		11.5
American Express National Bank		11.8
Total	10.5
American Express Company		12.9
American Express National Bank		13.7
Tier 1 Leverage	4.0%
American Express Company		10.5
American Express National Bank		10.5%
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

The following table presents American Express Company's regulatory risk-based capital and risk-weighted assets as of December 31, 2021:
TABLE 16: REGULATORY RISK-BASED CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS

American Express Company ($ in Billions)	December 31, 2021
Risk-Based Capital
Common Equity Tier 1	$17.6
Tier 1 Capital	19.2
Tier 2 Capital	2.3
Total Capital	21.5

Risk-Weighted Assets	166.5
Average Total Assets to calculate the Tier 1 Leverage Ratio	$183.5
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
Common Equity Tier 1 Risk-Based Capital Ratio — Calculated as CET1 capital, divided by risk-weighted assets. CET1 capital is common shareholders’ equity, adjusted for ineligible goodwill and intangible assets and certain deferred tax assets. CET1 capital is also adjusted for the CECL final rules, as described below.
Tier 1 Risk-Based Capital Ratio — Calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of CET1 capital, preferred shares and third-party non-controlling interests in consolidated subsidiaries, adjusted for capital held by insurance subsidiaries. The minimum requirement for the Tier 1 risk-based capital ratio is 1.5 percent higher than the minimum for the CET1 risk-based capital ratio. We issue preferred shares to help address a portion of the Tier 1 capital requirements in excess of common equity requirements. See “Preferred Shares” below for further information.

Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the reserve for loan and receivable credit losses adjusted for the CECL final rules (limited to 1.25 percent of risk-weighted assets), and $240 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $240 million of eligible subordinated notes reflect a 60 percent, or $360 million, reduction of Tier 2 capital credit for the $600 million subordinated debt issued in December 2014.
Tier 1 Leverage Ratio — Calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter.
We elected to delay the impact of the adoption of the CECL methodology on regulatory capital for two years followed by a three-year phase-in period pursuant to rules issued by federal banking regulators (the CECL final rules). As of December 31, 2021, our reported regulatory capital excluded the $0.9 billion impact to retained earnings upon the adoption of the CECL methodology and 25 percent of the $0.9 billion decrease in reserves for credit losses from January 1, 2020 to December 31, 2021. We have begun phasing in the $0.7 billion cumulative amount that is not recognized in regulatory capital at 25 percent per year beginning January 1, 2022. Refer to “Capital and Liquidity Regulation” under Part 1, Item 1. “Business - Supervision and Regulation” for additional details.
As a Category IV firm, we were not subject to the Federal Reserve's supervisory stress tests in 2021 and will be participating in the Federal Reserve's supervisory stress tests in 2022. We are required to submit to the Federal Reserve our annual capital plan, on or before April 5 of each year.
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
During the year ended December 31, 2021, we returned $9.0 billion to our shareholders in the form of common stock dividends of $1.4 billion and share repurchases of $7.6 billion. We repurchased 46 million common shares at an average price of $165.40 in 2021. These dividend and share repurchase amounts collectively represent approximately 109 percent of total capital generated during the year.
We plan to increase the regular quarterly dividend on our common shares outstanding by approximately 20 percent, from 43 cents to 52 cents per share beginning with the first quarter of 2022, subject to approval by our Board of Directors.
In addition, during the year ended December 31, 2021, we paid $71 million in dividends on non-cumulative perpetual preferred shares outstanding. Refer to Note 16 to the “Consolidated Financial Statements” for additional information on our preferred shares.
During the first six months of 2021, the Federal Reserve placed restrictions on common stock dividends and common share repurchases for bank holding companies like us that participate in the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR). These capital distribution restrictions ceased to apply on July 1, 2021. Our capital distributions have since returned to being governed by the SCB framework and based on managing our CET1 risk-based capital ratio within a 10 to 11 percent target range. We may conduct share repurchases through a variety of methods, including open market purchases, 10b5-1 plans, privately negotiated transactions (including employee benefit plans) or other purchases, including block trades, accelerated share repurchase programs or any combination of such methods as market conditions warrant and at prices we deem appropriate.
Our decisions on capital distributions depend on various factors, including: our capital levels and regulatory capital requirements; regulatory guidance or restrictions, actual and forecasted business results; economic and market conditions; revisions to, or revocation of, the Federal Reserve’s authorization of our capital plan; and the supervisory stress test process.
PREFERRED SHARES
We issue preferred shares to finance a portion of the Tier 1 capital requirements in excess of common equity requirements. On August 3, 2021, we issued $1.6 billion of 3.550% Fixed Rate Reset Noncumulative Preferred Shares, Series D. With the proceeds from that issuance, we redeemed in full the $850 million of 4.900% Fixed Rate/Floating Rate Noncumulative Preferred Shares, Series C on September 15, 2021 and the $750 million of 5.200% Fixed Rate/Floating Rate Noncumulative Preferred Shares, Series B on November 15, 2021. Refer to Note 16 to the “Consolidated Financial Statements” for additional information on our preferred shares.

FUNDING STRATEGY
Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to finance our global businesses and to maintain a strong liquidity profile. Our funding strategy and activities are integrated into our asset-liability management activities. We have in place a funding policy covering American Express Company and all of our subsidiaries.
Our global proprietary card-issuing businesses generate significant assets in both domestic and international Card Member lending and receivable activities. Our financing needs are in large part a consequence of our proprietary card-issuing businesses, where we generally pay merchants for card transactions prior to reimbursement by Card Members and therefore fund the merchant payments during the period Card Member loans and receivables are outstanding. In addition, we maintain a liquidity position to meet regulatory requirements and support our business activities.
We aim to satisfy these financing needs with a diverse set of funding sources. The diversity of funding sources by type of instrument, by tenor and by investor base, among other factors, mitigates the impact of disruptions in any one type of instrument, tenor or investor. We seek to achieve diversity and cost efficiency in our funding sources by maintaining scale and market relevance in unsecured debt, asset securitizations and deposits, and access to secured borrowing facilities and a committed bank credit facility.
Our direct retail deposits have become a larger proportion of our funding over time. We expect the balance of these deposits to continue to grow. Our funding plan is primarily driven by the size and mix of business asset growth, our liquidity position, and choice of funding sources, as well as cash requirements generated by the redemptions of deposits by our customers, the maturities of debt outstanding and related interest payments. In executing our funding plan, we aim to maintain a balanced debt maturity profile with an appropriate mix of short-term and long-term refinancing requirements.
FUNDING PROGRAMS AND ACTIVITIES
We had the following customer deposits and consolidated debt outstanding as of December 31:
TABLE 17: SUMMARY OF CUSTOMER DEPOSITS AND CONSOLIDATED DEBT

(Billions)	2021	2020
Customer deposits	$84.4	$86.9
Short-term borrowings	2.2	1.9
Long-term debt	38.7	43.0
Total debt and customer deposits	$125.3	$131.8
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Our funding plan for the full year 2022 includes, among other sources, approximately $8.0 billion to $12.0 billion of unsecured term debt issuance and approximately $6.0 billion to $10.0 billion of secured term debt issuance. Actual funding activities can vary from our plans due to various factors, such as future business growth, the impact of global economic, political and other events on market capacity and funding needs, demand for securities offered by us, regulatory changes, ability to securitize and sell receivables, and the performance of receivables previously sold in securitization transactions. Many of these factors are beyond our control.
In order to simplify our funding and reporting structure, in October 2021 we terminated the commercial paper program at American Express Credit Corporation (Credco) and Credco's committed syndicated bank credit facility, the undrawn amounts from which could serve as a backstop for the amount of commercial paper outstanding. Concurrently, we established a new commercial paper program at American Express Travel Related Services Company, Inc. (TRS) and a new credit facility with American Express Company and TRS as co-borrowers and co-obligors, as described further below. We also completed an exchange offer on November 30, 2021, in which American Express Company issued $1.7 billion of new senior notes with a 3.300% coupon and May 3, 2027 maturity in exchange for the same amount of outstanding senior notes with the same coupon and maturity issued by Credco. Following completion of the exchange offer, $339 million of Credco's 3.300% senior notes with May 3, 2027 maturity remain outstanding. Due to the limited amount of publicly issued debt outstanding, Credco deregistered from ongoing SEC reporting beginning January 1, 2022. Credco will continue to finance certain Card Member receivables and loans using intercompany borrowing as its primary funding source.
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

TABLE 18: UNSECURED DEBT RATINGS

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
Fitch	American Express Credit Corporation	N/A	A	Stable
Fitch	All other rated entities	F1	A	Stable
Moody’s	American Express Travel Related Services Company, Inc.	Prime-1	A2	Stable
Moody's	American Express Credit Corporation	N/A	A2	Stable
Moody’s	American Express National Bank	Prime-1	A3	Stable
Moody's	American Express Company	N/A	A2	Stable
S&P	American Express Travel Related Services Company, Inc.	A-2	A-	Stable
S&P	American Express Credit Corporation	N/A	A-	Stable
S&P	American Express National Bank	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable

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

DEPOSIT PROGRAMS
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per account holder through the FDIC. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. Direct retail deposits offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account and certificates of deposit (CDs) products available directly to consumers. AENB also offers checking account products and sources deposits through third-party distribution channels as needed to meet our overall funding objectives. As of December 31, 2021, we had $84.4 billion in deposits. Refer to Note 7 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.
SHORT-TERM FUNDING PROGRAMS
Short-term borrowings, such as commercial paper, are defined as any debt with an original maturity of twelve months or less, as well as interest-bearing overdrafts with banks. Our short-term funding programs are used primarily to fund working capital needs, such as managing seasonal variations in receivables balances. The amount of short-term borrowings issued in the future will depend on our funding strategy, our needs and market conditions. As of December 31, 2021, we had nil commercial paper outstanding and an average of nil in commercial paper outstanding during 2021. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these borrowings.
LONG-TERM DEBT AND ASSET SECURITIZATION PROGRAMS
As of December 31, 2021, we had $38.7 billion in long-term debt outstanding, including unsecured debt and asset-backed securities. During 2021, we issued $5.8 billion of unsecured debt and asset-backed securities with maturities ranging from 2 to 5 years. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these borrowings and scheduled maturities of long-term debt obligations.
We periodically securitize Card Member loans and receivables arising from our U.S. card business, as the securitization market provides us with cost-effective funding. Securitization of Card Member loans and receivables is accomplished through the transfer of those assets to a trust, which in turn issues securities collateralized by the transferred assets to third-party investors. The proceeds from issuance are distributed to us, through our wholly owned subsidiaries, as consideration for the transferred assets. Refer to Note 5 to the “Consolidated Financial Statements” for a further description of our asset securitizations.
TABLE 19: DEBT ISSUANCES

(Billions)	2021
American Express Company:
Fixed Rate Senior Notes (weighted-average coupon rate of 1.27%)	$1.9
Floating Rate Senior Notes (compounded SOFR (a) plus weighted-average spread of 42 basis points)	1.1
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 0.90%)	2.8
Total	$5.8
(a)Secured overnight financing rate (SOFR).
In addition, American Express Company issued $1.7 billion of 3.300% new senior notes in exchange for the same amount of outstanding senior notes issued by Credco, as described above.

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
We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements. As of December 31, 2021, we had a total of $24.6 billion in Cash and cash equivalents and Investment securities (which are substantially comprised of U.S. Government Treasury obligations). The decrease of $30.0 billion from $54.6 billion as of December 31, 2020 was primarily driven by the increase in the balances of our Card Member loans and receivables, debt maturities, share repurchases and a reduction in customer deposits, partially offset by the issuance of unsecured and secured debt securities.
The investment income we receive on liquidity resources is less than the interest expense on the sources of funding for these balances. In 2021, the net interest costs to maintain these resources were substantial. The level of future net interest costs depends on the amount of liquidity resources we maintain and the difference between our cost of funding these amounts and their investment yields.

Securitized Borrowing Capacity
As of December 31, 2021, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2024, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 16, 2024, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of December 31, 2021, $2.0 billion was drawn on the Charge Trust facility, which was subsequently repaid on January 18, 2022. No amounts were drawn on the Lending Trust facility.
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
We had approximately $80.8 billion as of December 31, 2021 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility of $3.5 billion as of December 31, 2021. This facility was maintained by our wholly owned subsidiary Credco through September 30, 2021 and the availability of the credit line was subject to compliance with certain covenants by Credco, principally the maintenance by Credco of a 1.25 ratio of its combined earnings, certain capital contributions and fixed charges, to fixed charges. Effective October 1, 2021, this facility was terminated, and we entered into a new committed syndicated bank credit facility for the same amount with a maturity date of October 15, 2024 with American Express Company and TRS as co-borrowers and co-obligors. The availability of the new credit facility is subject to our maintenance of a minimum CET1 risk-based capital ratio of 4.5 percent, with certain restrictions in relation to either accessing the facility or distributing capital to common shareholders in the event our CET1 risk-based capital ratio falls between 4.5 percent and 6.5 percent. As of December 31, 2021, we were in compliance with the covenants contained in the new credit facility and no amounts were drawn on the facility. We may, from time to time, use this facility in the ordinary course of business to fund working capital needs. Any undrawn portion of this facility could serve as a backstop for the amount of commercial paper outstanding.
The new credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on our credit rating.
Off-balance Sheet Arrangements
We have certain off-balance sheet obligations that include guarantees, indemnifications and certain Card Member and partner arrangements that may have a material current or future effect on our financial condition, changes in financial condition, results of operations, or liquidity and capital resources. For more information on these obligations, refer to Note 12, Note 15 and Note 23 to the “Consolidated Financial Statements.”

CASH FLOWS
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020.
TABLE 20: CASH FLOWS

(Billions)	2021	2020	2019
Total cash provided by (used in):
Operating activities	$14.6	$5.6	$13.6
Investing activities	(10.5)	11.6	(16.7)
Financing activities	(14.9)	(9.1)	(0.5)
Effect of foreign currency exchange rates on cash and cash equivalents	(0.1)	0.4	0.2
Net (decrease) increase in cash and cash equivalents	$(10.9)	$8.5	$(3.4)
Cash Flows from Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions for credit losses, depreciation and amortization, stock-based compensation, deferred taxes and other non-cash items and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.
In 2021, the net cash provided by operating activities was primarily driven by cash generated from net income for the period and higher net operating liabilities, primarily resulting from an increase in Membership Rewards liability and higher accounts payable to merchants related to growth in billed business.
In 2020, the net cash provided by operating activities was primarily driven by the cash generated from net income for the period, partially offset by lower accounts payable to merchants and purchases of loyalty program points from certain of our cobrand partners, which resulted in an increase in Other assets.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member loans and receivables, as well as changes in our available-for-sale investment securities portfolio.
In 2021, the net cash used in investing activities was primarily driven by higher Card Member loan and receivable balances, resulting from higher Card Member spending, partially offset by net maturities of our investment securities.
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
In 2021, the net cash used in financing activities was primarily driven by share repurchases, net debt repayments, decreases in customer deposits, dividends and redemption of preferred shares, partially offset by the proceeds from the issuance of preferred shares.
In 2020, the net cash used in financing activities was primarily driven by debt repayments, dividends and share repurchases, partially offset by growth in customer deposits.

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
The Risk Committee of our Board of Directors provides oversight of our ERM framework, processes and methodologies. The Risk Committee approves our ERM policy. The ERM policy governs risk governance, risk oversight and risk appetite for risks, including individual credit risk, institutional credit risk, operational risk, compliance risk, reputational risk, market risk, funding and liquidity risk, model risk, strategic and business risk, country risk and environmental, social and governance risk. Risk appetite defines the authorized risk limits to control exposures within our risk capacity and risk tolerance, including stressed forward-looking scenarios. In addition, it establishes principles for risk taking in the aggregate and for each risk type, and is supported by a comprehensive system for monitoring limits, escalation triggers and assessing control programs.
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
CREDIT RISK MANAGEMENT PROCESS
Credit risk is defined as loss due to default or changes in the credit quality of a customer, obligor or security. Our credit risks are divided into two broad categories: individual and institutional. Each has distinct risk management capabilities, strategies, and tools. Business units that create individual or institutional credit risk exposures of significant importance are supported by dedicated risk management teams, each led by a Chief Credit Officer.
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

Exposure to the Airline and Travel Industry
We have multiple important cobrand, rewards, merchant acceptance and corporate payments arrangements with airlines. The ERM program evaluates the risks posed by our airline partners and the overall airline strategy company-wide through comprehensive business analysis of global airlines, and the travel industry more broadly, including cruise lines, travel agencies and tour operators. Our largest airline partner is Delta, and this relationship includes an exclusive cobrand credit card partnership and other arrangements including Membership Rewards redemption, merchant acceptance, travel and corporate payments. See “We face intense competition for partner relationships, which could result in a loss or renegotiation of these arrangements that could have a material adverse impact on our business and results of operations” and “Arrangements with our business partners represent a significant portion of our business. We are exposed to risks associated with our business partners, including reputational issues, business slowdowns, bankruptcies, liquidations, restructurings and consolidations, and the possible obligation to make payments to our partners” under “Risk Factors” for additional information.
Debt Exposure
As part of our ongoing risk management process, we monitor our financial exposure to both sovereign and non-sovereign customers and counterparties, and measure and manage concentrations of risk by geographic regions, as well as by economic sectors and industries. A primary focus area for monitoring is credit deterioration due to weaknesses in economic and fiscal profiles. We evaluate countries based on the market assessment of the riskiness of their sovereign debt and our assessment of the economic and financial outlook and closely monitor those deemed high risk. As of December 31, 2021, we considered our gross credit exposures to government entities, financial institutions and corporations in those countries deemed high risk to be individually and collectively not material.
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
To appropriately measure and manage operational risk, we have implemented a comprehensive operational risk framework that is defined in the Operational Risk Management Policy approved by the ERMC. The Operational Risk Management Committee (ORMC), chaired by the Chief Operational Risk Officer, coordinates with all control groups on effective risk assessments and controls and oversees the preventive, responsive and mitigation efforts by Operational Excellence teams in the business units and staff groups.
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
We manage information technology risk through our policies, procedures, governance structure, and control framework to preserve the confidentiality, integrity, and availability of systems and processes across our Company.
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
DATA MANAGEMENT AND GOVERNANCE
We define data management and governance risk as the risk of financial, reputational, and/or regulatory impacts due to inadequate data governance and/or data management practices adversely impacting the accuracy, completeness, timeliness, comprehensiveness or usability of data throughout its lifecycle.
Our Enterprise Data Governance Policy establishes the framework for defining in-scope critical data and the requirements for managing such data effectively throughout its lifecycle as a critical corporate asset. This policy is approved by the ERMC.
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
MARKET RISK MANAGEMENT PROCESS
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits) and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar.
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
As of December 31, 2021, a hypothetical, immediate 100 basis point increase in market interest rates would have a detrimental impact of approximately $206 million on our annual net interest income. A hypothetical immediate 100 basis point decrease in market interest rates, which are assumed to remain at or above zero percent, would have a smaller but still detrimental impact on our annual net interest income. This measure first projects net interest income over the following twelve-month time horizon considering forecasted business growth and anticipated future market interest rates. The detrimental impact from rate changes is then measured by instantaneously increasing or decreasing the anticipated future interest rates by 100 basis points. Our estimated repricing risk assumes that our interest-rate sensitive assets and liabilities that reprice within the twelve-month horizon generally reprice by the same magnitude as benchmark rate changes. It is further assumed that, within our interest-rate sensitive liabilities, certain deposits reprice at lower magnitudes than benchmark rate movements, and the magnitude of this repricing in turn depends on, among other factors, the direction of rate movements. These assumptions are consistent with historical deposit repricing experience in the industry and within our own portfolio. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.

LIBOR Transition
We have an enterprise-wide, cross-functional initiative to identify, assess and monitor risks associated with the London interbank offered rate (LIBOR), engage with industry participants, customers and regulators and to transition to new alternative reference rates, such as the secured overnight financing rate. As part of this initiative, we have amended and continue to amend contracts to replace references to USD LIBOR tenors that will cease to be quoted after June 2023 and have updated our operational processes, IT systems and models for a timely transition.
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
These foreign exchange risks are managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pretax impacts from currency movements in the period in which they occur. As of December 31, 2021, foreign currency derivative instruments with total notional amounts of approximately $32 billion were outstanding.
With respect to Card Member spending and cross-currency transactions, including related foreign exchange forward contracts outstanding, the impact of a hypothetical 10 percent strengthening of the U.S. dollar would have been immaterial to projected earnings as of December 31, 2021. With respect to translation exposure of foreign subsidiary equity balances, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial reduction in other comprehensive income and equity as of December 31, 2021. With respect to anticipated earnings denominated in foreign currencies for the next twelve months, the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar would be approximately $112 million as of December 31, 2021.
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

FUNDING & LIQUIDITY RISK MANAGEMENT PROCESS
Funding and liquidity risk is defined as our inability to meet our ongoing financial and business obligations at a reasonable cost as they become due.
Our Board-approved Liquidity Risk Policy establishes the framework that guides and governs liquidity risk management.
Funding and liquidity risk is managed by the Funding and Liquidity Committee. To manage this risk, we seek to maintain access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that we can continuously meet our business requirements and expected future financing obligations for at least a twelve-month period in the event we are unable to raise new funds under our regular funding programs during a substantial weakening in economic conditions. We consider the trade-offs between maintaining too much liquidity, which can be costly and limit financial flexibility, and having inadequate liquidity, which may result in financial distress during a liquidity event.
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
MODEL RISK MANAGEMENT PROCESS
We define model risk as the risk of adverse consequences, such as financial loss, poor business and strategic decision making, damage to our reputation or customer harm, from decisions based on incorrect or misused model outputs and outcomes.
Model risk is managed through a comprehensive risk management and governance framework, including policies and procedures for model development, independent model validation, model risk reporting and change management capabilities that seek to minimize erroneous model methodology, outputs, and misuse. We also assess model performance and model- related issues on an ongoing basis and seek to address deficiencies in a timely manner. In addition, we utilize artificial intelligence and machine learning (AI/ML) models for a variety of business use cases. We perform extensive reviews and testing to reduce the risk that these AI/ML techniques result in adverse consequences.
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

COUNTRY RISK MANAGEMENT PROCESS
Country risk is defined as the risk that economic, social, and/or political conditions and events in a country present. They might adversely impact us, primarily as a result of greater credit losses, increased operational or market risk or the inability to repatriate capital.
We manage country risk as part of the normal course of business. Policies and procedures establish country risk escalation thresholds to control and limit exposure, driven by processes that enable the monitoring of conditions in countries where we have exposure.
CLIMATE-RELATED RISK
We define climate-related risk as: (1) risks related to the transition to a low-carbon economy, which may include extensive changes pertaining to policy, legal, technology, market and reputational risks, and (2) risks related to the physical impacts of climate change, typically driven by acute physical risk such as increased severity of extreme weather events (e.g., cyclones, hurricanes, floods) and chronic physical risk which are longer-term shifts in climate patterns (e.g., sea level rise, chronic heat waves). Such transition and physical risk events driven by climate change can have broad impact to our customers, operations, suppliers and business.
Climate-related risk is interconnected and overarching across all risk types as it may manifest as credit risk, operational risk, market risk, liquidity risk and other risk types. We continue to enhance our focus on climate-related risk within our risk governance framework. We are currently performing a risk identification process for climate-related risk to determine the meaningfulness and measurability of the risk. Furthermore, Environmental, Social and Governance (ESG) issues with an emphasis on climate-related risk are currently identified as an “emerging risk” within our risk governance framework.

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
The R&S Period, which is approximately three years, represents the maximum time-period beyond the balance sheet date over which we can reasonably estimate expected credit losses, using all available portfolio information, current economic conditions and forecasts of future economic conditions. Card Member loan products do not have a contractual term and balances can revolve if minimum required payments are made, causing some balances to remain outstanding beyond the R&S Period. To determine expected credit losses beyond the R&S Period, we immediately revert to long-term average loss rates. Card Member receivable products are contractually required to be paid in full; therefore, we have assumed the balances will be either paid or written-off no later than 180 days past due.
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
CECL requires that the R&S Period include an assumption about current and future economic conditions. We incorporate multiple macroeconomic scenarios provided to us by an independent third party. The estimated credit losses calculated from each macroeconomic scenario are reviewed each period and weighted to reflect management's judgment about uncertainty surrounding these scenarios. These macroeconomic scenarios contain certain variables, including unemployment rates and real GDP, that are significant to our models.

Macroeconomic Sensitivity
To demonstrate the sensitivity of estimated credit losses to the macroeconomic scenarios, we compared our modeled estimates under a baseline scenario to that under a pessimistic downside scenario. For every 10 percentage points change in weighting from the baseline scenario to the pessimistic downside scenario, the estimated credit losses increased by approximately $110 million.
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
In addition, this sensitivity analysis relates only to the modeled credit loss estimates under two scenarios without considering management’s judgment on the relative weighting for those and other scenarios, including the weight that has been placed on the downside scenario at the balance sheet date, or any potential changes in other adjustments to the quantitative reserve component or the impact of management judgment for the qualitative reserve component, which may have a positive or negative effect on the results. Thus, the results of this sensitivity analysis are hypothetical and are not intended to estimate or reflect our expectations of any changes in the overall reserves for credit losses due to changes in the macroeconomic environment.
Refer to Note 3 to the “Consolidated Financial Statements” for further information on the range of macroeconomic scenario key variables used, in conjunction with other inputs described above, to calculate reserves for Card Member credit losses.
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
We record a Membership Rewards liability that represents our best estimate of the cost of points earned that are expected to be redeemed by Card Members in the future. The Membership Rewards liability is impacted over time by enrollment levels, attrition, the volume of points earned and redeemed, and the associated redemption costs. We estimate the Membership Rewards liability by determining the URR and the weighted average cost (WAC) per point, which are applied to the points of current enrollees. Refer to Note 9 to the “Consolidated Financial Statements” for additional information.
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
Changes in the Membership Rewards URR and WAC per point have the effect of either increasing or decreasing the liability through the current period Membership Rewards expense by an amount estimated to cover the cost of all points previously earned but not yet redeemed by current enrollees as of the end of the reporting period. As of December 31, 2021, an increase in the estimated URR of current enrollees of 25 basis points would increase the Membership Rewards liability and corresponding rewards expense by approximately $140 million. Similarly, an increase in the WAC per point of 1 basis point would increase the Membership Rewards liability and corresponding rewards expense by approximately $168 million.

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
We could be exposed to an increased risk of goodwill impairment if future operating results or macroeconomic conditions differ significantly from management’s current assumptions.
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
RECENTLY ADOPTED ACCOUNTING STANDARDS
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
Airline-related volume — Represents spend at airlines as a merchant, which is included within T&E-related volume.
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
Card Member loans — Represents revolve-eligible transactions on our card products, as well as any interest charges and associated card-related fees.
Card Member receivables — Represents transactions on our card products and card related fees that need to be paid in full on or before the Card Member's payment due date.
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
Charge cards — Represents cards that generally carry no pre-set spending limits and are primarily designed as a method of payment and not as a means of financing purchases. Each charge card transaction is authorized based on its likely economics reflecting a Card Member’s most recent credit information and spend patterns. Charge Card Members must pay the full amount of balances billed each month, with the exception of balances that can be revolved under lending features offered on certain charge cards, such as Pay Over Time and Plan It, that allow Card Members to pay for eligible purchases with interest over time.
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
Credit cards — Represents cards that have a range of revolving payment terms, structured payment features (e.g. Plan It), grace periods, and rate and fee structures.
Discount revenue — Primarily represents the amount earned on transactions occurring at merchants that have entered into a card acceptance agreement with us, a GNS partner or other third-party merchant acquirer, for facilitating transactions between the merchants and Card Members.

Goods and Services (G&S)-related volume — Includes spend in merchant categories other than T&E-related merchant categories, which includes B2B spending by small and medium size enterprise customers in our GCS segment.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations and our ability to continue investing in customers, brand and talent, controlling operating expenses, effectively managing risk and executing our share repurchase program; any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: the extent and duration of the effect of the pandemic on the economy, inflation, consumer confidence, consumer and business spending, and customer behaviors, such as with respect to travel, dining, shopping and in-person events; the impact on consumers and businesses as forbearance and government support programs end; the continued stress on businesses due to containment measures, operational changes, supply chain issues and staffing shortages; issues impacting brand perceptions and our reputation; the impact of any future contingencies, including, but not limited to, restructurings, investment gains, impairments, changes in reserves, legal costs, the imposition of fines or civil money penalties and increases in Card Member reimbursements; impacts related to new or renegotiated cobrand and other partner agreements; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members;
•our ability to grow revenues net of interest expense, which could be impacted by, among other things, uncertainty regarding the continued spread of COVID-19 (including new variants) and the availability, distribution and use of effective treatments and vaccines; a deterioration in global economic and business conditions; consumer and business spending not growing in line with expectations; prolonged measures to contain the spread of COVID-19 (including travel restrictions), concern of the possible imposition of further containment measures or premature easing of such containment measures, any of which could further exacerbate the effects on business activity and our Card Members, partners and merchants; health concerns associated with the pandemic continuing to affect customer behaviors, spending levels and preferences, and travel patterns and demand even after containment measures are lifted; the amount and efficacy of investments in share, scale and relevance; growth in Card Member loans and the yield on Card Member loans not remaining consistent with current expectations; the average discount rate changing by a greater or lesser amount than expected; an inability of business partners to meet their obligations to us and our customers due to slowdowns or disruptions in their businesses, bankruptcy or liquidation, or otherwise; and an inability to address competitive pressures and implement our strategies and business initiatives, including within the premium consumer space, commercial payments, the global merchant network and digital environment;
•future credit performance, the level of future delinquency and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on changes in consumer behavior that affect loan and receivable balances (such as paydown and revolve rates); macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; the ability and willingness of Card Members to pay amounts owed to us, particularly as forbearance and government support programs end; the enrollment in, and effectiveness of, hardship programs and troubled debt restructurings; the performance of accounts as they graduate and exit from financial relief programs; collections capabilities and recoveries of previously written-off loans and receivables; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
•net interest income and the growth rate of loans outstanding being higher or lower than current expectations, which will depend on the behavior of Card Members and their actual spending, borrowing and paydown patterns; our ability to effectively manage risk and enhance Card Member value propositions; changes in benchmark interest rates; changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; and the effectiveness of our strategies to capture a greater share of existing Card Members’ spending and borrowings, and attract new, and retain existing, customers;
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

•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement costs to revenues, which could be impacted by continued changes in macroeconomic conditions and Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories), the redemption of rewards and offers (including travel redemptions) and usage of travel-related benefits; the costs related to reward point redemptions; inflation; further enhancements to product benefits to make them attractive to Card Members and prospective customers, potentially in a manner that is not cost-effective; new and renegotiated contractual obligations with business partners; and the pace and cost of the expansion of our global lounge collection;
•our ability to control operating expenses and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; costs due to new hybrid working arrangements; supply chain issues; a persistent inflationary environment; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities depending on overall business performance; our ability to innovate efficient channels of customer interactions; restructuring activity; fraud costs; information security or compliance expenses or consulting, legal and other professional services fees, including as a result of litigation or internal and regulatory reviews; the level of M&A activity and related expenses; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; and the impact of changes in foreign currency exchange rates on costs;
•net card fees not performing consistent with current expectations, which could be impacted by, among other things, a deterioration in macroeconomic conditions impacting the ability and desire of Card Members to pay card fees; higher Card Member attrition rates; the pace of Card Member acquisition activity; and our inability to address competitive pressures, develop attractive value propositions and implement our strategy of refreshing card products and enhanced benefits and services;
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
•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may materially impact the prices charged to merchants that accept American Express cards, the desirability of our premium card products, competition for new and existing cobrand relationships, competition from new and non-traditional competitors and the success of marketing, promotion and rewards programs;
•changes affecting our plans regarding the return of capital to shareholders, including increasing the level of our dividend, subject to approval by our Board of Directors, which will depend on factors such as capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and new guidance from the Federal Reserve; our results of operations and financial condition; our credit ratings and rating agency considerations; and the economic environment and market conditions in any given period;
•our ability to expand our leadership in the premium consumer space, which will be impacted in part by competition, brand perceptions (including perceptions related to merchant coverage) and reputation, and our ability to develop and market value propositions that appeal to Card Members and new customers and offer attractive services and rewards programs, which will depend in part on ongoing investments, addressing changing customer behaviors, new product innovation and development, Card Member acquisition efforts and enrollment processes, including through digital channels, and infrastructure to support new products, services and benefits;
•our ability to build on our leadership in commercial payments, which will depend in part on competition, the willingness and ability of companies to credit and charge cards for procurement and other business expenditures as well as use our other products and services for financing needs, perceived or actual difficulties and costs related to setting up card-based B2B payment platforms, our ability to offer attractive value propositions to potential customers, our ability to enhance and expand our payment and lending solutions, and continue the rollout of the Kabbage platform to our small business customers;
•our ability to expand merchant coverage globally, which will depend in part on our success, as well as the success of OptBlue merchant acquirers and GNS partners in signing merchants to accept American Express, which could be impacted by our value propositions offered to merchants and merchant acquirers for card acceptance, as well as the awareness and willingness of Card Members to use American Express cards at merchants, our ability to increase coverage in priority international regions and execute on our plans in China, and technological developments, including capabilities that allow for greater digital integration;
•our ability to stay on the leading edge of technology and digital payment solutions, which will depend on our success in evolving our products and processes for the digital environment, developing new features in the Amex app and enhancing our digital channels, building partnerships and executing programs with other companies, effectively utilizing artificial intelligence to address servicing and other customer needs, and supporting the use of our products as a means of payment through online and mobile channels, all of which will be impacted by investment levels, new product innovation and development and infrastructure to support new products, services and benefits;
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
•legal and regulatory developments, which could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or alter our relationships with Card Members, partners, merchants and other third parties, including our ability to continue certain cobrand relationships in the EU and UK; exert further pressure on the average discount rate and GNS business; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or civil money penalties; materially affect capital or liquidity requirements, results of operations or ability to pay dividends; or result in harm to the American Express brand;
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners and merchants that represent a significant portion of our business, such as the airline industry, or partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as continued waves of COVID-19 cases, the severity and contagiousness of new variants, severe weather conditions, natural disasters, power loss, disruptions in telecommunications, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013).
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2021, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of American Express Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Express Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Reserves for Credit Losses on Card Member Loans
As described in Note 3 to the consolidated financial statements, reserves for credit losses on Card Member loans represent management’s estimate of the expected credit losses in the Company’s outstanding portfolio of Card Member loans as of the balance sheet date. The reserves for credit losses on Card Member loans was $3.3 billion as of December 31, 2021. Management estimates lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period) beyond the balance sheet date. As disclosed by management, in estimating expected credit losses, management uses a combination of statistically-based models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of the Company’s reserves relate to the determination of the appropriate R&S Period, the modeling of the probability of and exposure at default, and the methodology to incorporate current and future economic conditions. Management uses these models and assumptions, combined with historical loss experience, to determine the reserve rates that are applied to the outstanding loan balances to produce its reserves for expected credit losses. Within the R&S Period, the Company’s models use past loss experience and current and future economic conditions to estimate the probability of default, exposure at default and expected recoveries to estimate net losses at default. Beyond the R&S Period, expected credit losses are estimated by immediately reverting to long-term average loss rates. Management also estimates the likelihood and magnitude of recovery of previously written off loans considering how long ago the loan was written off and future economic conditions. Additionally, management evaluates whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as external conditions, emerging portfolio trends, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due accounts, or management risk actions.
The principal considerations for our determination that performing procedures relating to the reserves for credit losses on Card Member loans is a critical audit matter are (i) the estimate of the reserves for credit losses on Card Member loans involved significant judgment by management, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the models, significant inputs, qualitative reserves, and significant assumptions, including the R&S Period and the loss rates used to estimate expected credit losses beyond the R&S Period and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
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

Membership Rewards Liability
As described in Note 9 to the consolidated financial statements, the Membership Rewards liability represents management’s estimate of the cost of Membership Rewards points earned that are expected to be redeemed in the future. The Membership Rewards liability was $11.4 billion as of December 31, 2021. The weighted average cost (WAC) per point and the Ultimate Redemption Rate (URR) are key assumptions used to estimate the liability. As disclosed by management, the URR assumption is used by management to estimate the number of points earned that will ultimately be redeemed in future periods. Management uses statistical and actuarial models to estimate the URR based on redemption trends, card product type, enrollment tenure, card spend levels and credit attributes. The WAC per point assumption is derived from 12 months of redemptions and is adjusted as appropriate for certain changes in redemption costs that are not representative of future cost expectations and expected developments in redemption patterns.
The principal considerations for our determination that performing procedures relating to the Membership Rewards liability is a critical audit matter are (i) the estimate of the URR involved significant judgment by management, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence relating to the models, significant inputs and assumptions used by management, (ii) the audit effort involved the use of professionals with specialized skill and knowledge and (iii) the estimate of the WAC involved significant judgment by management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the methodology.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 11, 2022
We have served as the Company’s auditor since 2005.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Millions, except per share amounts)	2021	2020	2019
Revenues
Non-interest revenues
Discount revenue	$25,727	$20,401	$26,167
Net card fees	5,195	4,664	4,042
Other fees and commissions	2,392	2,163	3,297
Other	1,316	874	1,430
Total non-interest revenues	34,630	28,102	34,936
Interest income
Interest on loans	8,850	9,779	11,308
Interest and dividends on investment securities	83	127	188
Deposits with banks and other	100	177	588
Total interest income	9,033	10,083	12,084
Interest expense
Deposits	458	943	1,559
Long-term debt and other	825	1,155	1,905
Total interest expense	1,283	2,098	3,464
Net interest income	7,750	7,985	8,620
Total revenues net of interest expense	42,380	36,087	43,556
Provisions for credit losses
Card Member receivables	(73)	1,015	963
Card Member loans	(1,155)	3,453	2,462
Other	(191)	262	148
Total provisions for credit losses	(1,419)	4,730	3,573
Total revenues net of interest expense after provisions for credit losses	43,799	31,357	39,983
Expenses
Marketing and business development	9,053	6,747	7,125
Card Member rewards	11,007	8,041	10,439
Card Member services	1,993	1,230	2,223
Salaries and employee benefits	6,240	5,718	5,911
Other, net	4,817	5,325	5,856
Total expenses	33,110	27,061	31,554
Pretax income	10,689	4,296	8,429
Income tax provision	2,629	1,161	1,670
Net income	$8,060	$3,135	$6,759
Earnings per Common Share — (Note 21)(a)
Basic	$10.04	$3.77	$8.00
Diluted	$10.02	$3.77	$7.99
Average common shares outstanding for earnings per common share:
Basic	789	805	828
Diluted	790	806	830
(a)Represents net income less (i) earnings allocated to participating share awards of $56 million, $20 million and $47 million for the years ended December 31, 2021, 2020 and 2019, respectively, (ii) dividends on preferred shares of $71 million, $79 million and $81 million for the years ended December 31, 2021, 2020 and 2019, respectively, and (iii) equity-related adjustments of $16 million related to the redemption of preferred shares for the year ended December 31, 2021.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Millions)	2021	2020	2019
Net income	$8,060	$3,135	$6,759
Other comprehensive (loss) income:
Net unrealized debt securities gains (losses), net of tax	(42)	32	41
Foreign currency translation adjustments, net of tax	(163)	(40)	(56)
Net unrealized pension and other postretirement benefits, net of tax	155	(150)	(125)
Other comprehensive (loss) income	(50)	(158)	(140)
Comprehensive income	$8,010	$2,977	$6,619
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 31 (Millions, except share data)	2021	2020
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2021, $11; 2020, nil)	$1,292	$2,984
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2021, $463; 2020, $92)	20,548	29,824
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2021, $32; 2020, $47)	188	157
Total cash and cash equivalents	22,028	32,965
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2021, $5,175; 2020, $4,296), less reserves for credit losses: 2021, $64; 2020, $267	53,581	43,434
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2021, $26,587; 2020, $25,908), less reserves for credit losses: 2021, $3,305; 2020, $5,344	85,257	68,029
Other loans, less reserves for credit losses: 2021, $52; 2020, $238	2,859	2,614
Investment securities	2,591	21,631
Premises and equipment, less accumulated depreciation and amortization: 2021, $8,602; 2020, $7,540	4,988	5,015
Other assets, less reserves for credit losses: 2021, $25; 2020, $85	17,244	17,679
Total assets	$188,548	$191,367
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$84,382	$86,875
Accounts payable	10,574	9,444
Short-term borrowings	2,243	1,878
Long-term debt (includes debt issued by consolidated variable interest entities: 2021, $13,803; 2020, $12,760)	38,675	42,952
Other liabilities	30,497	27,234
Total liabilities	$166,371	$168,383
Contingencies and Commitments (Note 12)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of December 31, 2021 and 2020 (Note 16)	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 761 million shares as of December 31, 2021 and 805 million shares as of December 31, 2020	153	161
Additional paid-in capital	11,495	11,881
Retained earnings	13,474	13,837
Accumulated other comprehensive income (loss)
Net unrealized debt securities gains, net of tax of: 2021, $7; 2020, $20	23	65
Foreign currency translation adjustments, net of tax of: 2021, $(330); 2020, $(381)	(2,392)	(2,229)
Net unrealized pension and other postretirement benefits, net of tax of: 2021, $(184); 2020, $(236)	(576)	(731)
Total accumulated other comprehensive income (loss)	(2,945)	(2,895)
Total shareholders’ equity	22,177	22,984
Total liabilities and shareholders’ equity	$188,548	$191,367
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2021	2020	2019
Cash Flows from Operating Activities
Net income	$8,060	$3,135	$6,759
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	(1,419)	4,730	3,573
Depreciation and amortization	1,695	1,543	1,188
Stock-based compensation	330	249	283
Deferred taxes	294	(939)	(151)
Other non-cash items (a)	(772)	683	577
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	1,068	(1,785)	(368)
Accounts payable & other liabilities	5,389	(2,025)	1,771
Net cash provided by operating activities	14,645	5,591	13,632
Cash Flows from Investing Activities
Sale of investment securities	62	69	22
Maturities and redemptions of investment securities	20,032	7,159	7,329
Purchase of investments	(1,517)	(20,562)	(11,166)
Net (increase) decrease in Card Member loans and receivables, and other loans	(27,557)	26,906	(11,047)
Purchase of premises and equipment, net of sales: 2021, $88; 2020, $1; 2019, $43	(1,550)	(1,478)	(1,645)
Acquisitions/dispositions, net of cash acquired	1	(597)	(352)
Other investing activities	—	135	152
Net cash (used in) provided by investing activities	(10,529)	11,632	(16,707)
Cash Flows from Financing Activities
Net (decrease) increase in customer deposits	(2,468)	13,542	3,330
Net increase (decrease) in short-term borrowings	461	(4,627)	3,316
Proceeds from long-term debt	7,788	69	12,706
Payments of long-term debt	(11,662)	(15,593)	(13,850)
Issuance of American Express preferred shares	1,584	—	—
Redemption of American Express preferred shares	(1,600)	—	—
Issuance of American Express common shares	64	44	86
Repurchase of American Express common shares and other	(7,652)	(1,029)	(4,685)
Dividends paid	(1,448)	(1,474)	(1,422)
Net cash used in financing activities	(14,933)	(9,068)	(519)
Effect of foreign currency exchange rates on cash and cash equivalents	(120)	364	232
Net (decrease) increase in cash and cash equivalents	(10,937)	8,519	(3,362)
Cash and cash equivalents at beginning of year	32,965	24,446	27,808
Cash and cash equivalents at end of year	$22,028	$32,965	$24,446
Supplemental cash flow information

Cash and cash equivalents reconciliation	2021	2020	2019
Cash and cash equivalents per Consolidated Balance Sheets	$22,028	$32,965	$24,446
Restricted balances included in Cash and cash equivalents	525	606	514
Total cash and cash equivalents, excluding restricted balances	$21,503	$32,359	$23,932
(a)Includes net gains on Amex Ventures equity investments, net gains and losses on fair value hedges and changes in equity method investments.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2018	$22,290	$—	$170	$12,218	$(2,597)	$12,499
Net income	6,759	—	—	—	—	6,759
Other comprehensive loss	(140)	—	—	—	(140)	—
Repurchase of common shares	(4,585)	—	(8)	(671)	—	(3,906)
Other changes, primarily employee plans	186	—	1	227	—	(42)
Cash dividends declared preferred Series B, $52,000.00 per share	(39)	—	—	—	—	(39)
Cash dividends declared preferred Series C, $49,000.00 per share	(42)	—	—	—	—	(42)
Cash dividends declared common, $1.64 per share	(1,358)	—	—	—	—	(1,358)
Balances as of December 31, 2019	23,071	—	163	11,774	(2,737)	13,871
Cumulative effect of change in accounting principle - Reserve for Credit Losses (a)	(882)	—	—	—	—	(882)
Net income	3,135	—	—	—	—	3,135
Other comprehensive loss	(158)	—	—	—	(158)	—
Repurchase of common shares	(875)	—	(2)	(105)	—	(768)
Other changes, primarily employee plans	164	—	—	212	—	(48)
Cash dividends declared preferred Series B, $45,807.57 per share	(34)	—	—	—	—	(34)
Cash dividends declared preferred Series C, $52,919.91 per share	(45)	—	—	—	—	(45)
Cash dividends declared common, $1.72 per share	(1,392)	—	—	—	—	(1,392)
Balances as of December 31, 2020	22,984	—	161	11,881	(2,895)	13,837
Net income	8,060	—	—	—	—	8,060
Other comprehensive loss	(50)	—	—	—	(50)	—
Preferred shares issued	1,584	—	—	1,584	—	—
Redemption of preferred shares	(1,600)	—	—	(1,584)	—	(16)
Repurchase of common shares	(7,598)	—	(9)	(631)	—	(6,958)
Other changes, primarily employee plans	227	—	1	245	—	(19)
Cash dividends declared preferred Series B, $36,419.41 per share	(27)	—	—	—	—	(27)
Cash dividends declared preferred Series C, $26,317.47 per share	(23)	—	—	—	—	(23)
Cash dividends declared preferred Series D, $13,213.89 per share	(21)	—	—	—	—	(21)
Cash dividends declared common, $1.72 per share	(1,359)	—	—	—	—	(1,359)
Balances as of December 31, 2021	$22,177	$—	$153	$11,495	$(2,945)	$13,474
(a)Represents $1,170 million, net of tax of $288 million, related to the impact as of January 1, 2020 of adopting the current expected credit loss (CECL) methodology for the recognition of credit losses on certain financial instruments.
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
THE COMPANY
We are a globally integrated payments company that provides our customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are credit and charge card products, along with travel and lifestyle related services, offered to consumers and businesses around the world. Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party service providers and business partners, direct mail, telephone, in-house sales teams, and direct response advertising.
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
Net Card Fees
Net card fees represent revenue earned from annual card membership fees, which vary based on the type of card and the number of cards for each account. These fees, net of acquisition costs and a reserve for projected refunds for Card Member cancellations, are deferred and recognized on a straight-line basis over the twelve-month card membership period as Net card fees in the Consolidated Statements of Income and are therefore more stable in relation to short term business or economic shifts. The unamortized net card fee balance is reported in Other liabilities on the Consolidated Balance Sheets.
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
Marketing and Business Development
Marketing and business development expense includes costs incurred in the development and initial placement of advertising, which are expensed in the year in which the advertising first takes place. Also included in Marketing and business development expense are payments to our cobrand partners, Card Member statement credits and promotional rewards-based incentives for qualifying charges on eligible card accounts, corporate client incentive payments earned on achievement of pre-set targets, and certain payments to GNS partners. These costs are generally expensed as incurred.
Card Member Rewards
We issue charge and credit cards that allow Card Members to participate in various rewards programs (e.g., Membership Rewards, cash back and cobrand). Rewards expense is recognized in the period Card Members earn rewards, generally by spending on their enrolled card products. For Membership Rewards and cash back, we record a liability that represents the rewards that are expected to be redeemed, as well as, for Membership Rewards, the estimated cost of points earned. For cobrand, we record a liability based primarily on rewards earned on Card Member spending on cobrand cards, and make associated payments to our cobrand partners. The partner is liable for providing rewards to the Card Member under the cobrand partner’s own loyalty program. Card Member rewards liabilities are impacted over time by enrollment levels, attrition, the volume of points earned and redeemed, and the associated redemption costs. Changes in the Card Member rewards liabilities during the period are taken as an increase or decrease to the Card Member rewards expense in the Consolidated Statements of Income.
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
The quantitative assessment compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the reporting unit's fair value, an impairment loss is recognized for the amount over and above the reporting unit's fair value.
When measuring the fair value of our reporting units in the quantitative assessment, we use widely accepted valuation techniques, applying a combination of the income approach (discounted cash flows) and market approach (market multiples). When preparing discounted cash flow models under the income approach, we use internal forecasts to estimate future cash flows expected to be generated by the reporting units. To discount these cash flows, we use the expected cost of equity, determined by using a capital asset pricing model. We believe the discount rates appropriately reflect the risks and uncertainties in the financial markets generally and specifically in our internally-developed forecasts. When using market multiples under the market approach, we apply comparable publicly traded companies’ multiples (e.g., earnings or revenues) to our reporting units’ actual results.
For the years ended December 31, 2021 and 2020, we performed a qualitative assessment in connection with our annual goodwill impairment evaluation and determined that it was more likely than not that the fair values of each of our reporting units exceeded their carrying values.
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
Certain costs associated with the acquisition or development of internal-use software are also capitalized and recorded in Premises and equipment. Once the specific software feature is ready for its intended use, these costs are amortized on a straight-line basis over the software’s estimated useful life, generally 5 years. We review these assets for impairment using the same impairment methodology used for our intangible assets.
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

RECENTLY ADOPTED ACCOUNTING STANDARDS
Effective January 1, 2021, we elected to change our accounting for investments in qualified affordable housing (QAH) projects from the equity method of accounting to the proportional amortization method (PAM) in accordance with the accounting guidance. PAM results in the amortization of the initial cost of the investment in proportion to the related tax credits, and recognition of the net investment performance in the statement of income as a component of Income tax provision, while the equity method reflected losses related to the investments as a component of Other, net expenses. As a result, we believe PAM is preferable as it better reflects the economics of our tax credit investments. Since the impact of this change is immaterial to our prior and current year financial statements, we implemented PAM on a prospective basis which resulted in a one-time charge to Income tax provision of $55 million in the first quarter of 2021, reflecting the cumulative impact of the difference in the timing of expense recognition between the equity method and PAM.
Effective January 1, 2020, we adopted the new credit reserving methodology, applicable to certain financial instruments, known as the Current Expected Credit Loss (CECL) methodology resulting in an increase in the reserves for total loans and receivables credit losses on adoption, which was recorded under a modified retrospective transition with an offset to the opening balance of retained earnings. Refer to Note 3 for additional information on impact of adoption and how management estimates reserves for credit losses in accordance with the CECL methodology.

NOTE 2
LOANS AND CARD MEMBER RECEIVABLES
Our lending and charge payment card products result in the generation of Card Member loans and Card Member receivables. We also extend credit to consumer and commercial customers through non-card financing products, resulting in Other loans. Reserves for reporting periods beginning on and after January 1, 2020 are presented using the CECL methodology, while information as of and for the year ended December 31, 2019 continues to be reported in accordance with the incurred loss methodology then in effect.
CARD MEMBER AND OTHER LOANS
Card Member loans are generally recorded at the time a Card Member enters into a point-of-sale transaction with a merchant and represent revolve-eligible transactions on our card products, as well as any finance charges and associated card-related fees. Card Members with outstanding revolving loans are required to make a minimum monthly payment and the balances that Card Members choose to revolve are subject to finance charges. These loans have varying terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about Card Members, and in accordance with applicable regulations and the respective product’s terms and conditions.
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
Card Member loans by segment and Other loans as of December 31, 2021 and 2020 consisted of:

(Millions)	2021	2020
Global Consumer Services Group (a)	$70,467	$60,084
Global Commercial Services	18,095	13,289
Card Member loans	88,562	73,373
Less: Reserves for credit losses	3,305	5,344
Card Member loans, net	$85,257	$68,029
Other loans, net (b)	$2,859	$2,614
(a)Includes approximately $26.6 billion and $25.9 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of December 31, 2021 and 2020, respectively.
(b)Other loans represent consumer and commercial non-card financing products, and Small Business Administration Paycheck Protection Program (PPP) loans. There were $36 million and $630 million of gross PPP loans outstanding as of December 31, 2021 and 2020, respectively. Other loans are presented net of reserves for credit losses of $52 million and $238 million as of December 31, 2021 and 2020, respectively.

CARD MEMBER RECEIVABLES
Card Member receivables are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant and represent amounts due on our card products and card-related fees that need to be paid in full on or before the Card Member’s payment due date.
Charge Card Members generally must pay the full amount billed each month. Card Member receivable balances are presented on the Consolidated Balance Sheets net of reserves for credit losses (refer to Note 3), and include principal and any related accrued fees.
Card Member receivables by segment as of December 31, 2021 and 2020 consisted of:

(Millions)	2021	2020
Global Consumer Services Group	$22,392	$18,685
Global Commercial Services (a)	31,253	25,016
Card Member receivables	53,645	43,701
Less: Reserves for credit losses	64	267
Card Member receivables, net	$53,581	$43,434
(a)Includes $5.2 billion and $4.3 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of December 31, 2021 and 2020, respectively.

CARD MEMBER LOANS AND RECEIVABLES AGING
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of December 31, 2021 and 2020:

2021 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$69,960	$158	$112	$237	$70,467
Global Commercial Services
Global Small Business Services	17,950	34	19	37	18,040
Global Corporate Payments (a)	(b)	(b)	(b)	—	55
Card Member Receivables:
Global Consumer Services Group	22,279	41	24	48	22,392
Global Commercial Services
Global Small Business Services	$17,846	$59	$28	$44	$17,977
Global Corporate Payments (a)	(b)	(b)	(b)	$42	$13,276

2020 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$59,442	$177	$148	$317	$60,084
Global Commercial Services
Global Small Business Services	13,132	27	20	47	13,226
Global Corporate Payments (a)	(b)	(b)	(b)	—	63
Card Member Receivables:
Global Consumer Services Group	18,570	33	26	56	18,685
Global Commercial Services
Global Small Business Services	$14,023	$37	$21	$38	$14,119
Global Corporate Payments (a)	(b)	(b)	(b)	$60	$10,897
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

CREDIT QUALITY INDICATORS FOR CARD MEMBER LOANS AND RECEIVABLES
The following tables present the key credit quality indicators as of or for the years ended December 31:

	2021			2020
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	0.9%	1.3%	0.7%	2.5%	3.0%	1.1%
Global Small Business Services	0.6%	0.8%	0.5%	2.1%	2.4%	0.7%
Card Member Receivables:
Global Consumer Services Group	0.3%	0.4%	0.5%	1.7%	1.9%	0.6%
Global Small Business Services	0.3%	0.4%	0.7%	2.1%	2.3%	0.7%
Global Corporate Payments (d)	(b)	—%	(c)	(b)	1.9%	(c)
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
(c)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.3% and 0.6% as of December 31, 2021 and 2020, respectively.
(d)The net write-off rate for the year ended December 31, 2021 includes a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which had resulted in a $53 million write-off in the year ended December 21, 2020.
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
In the first quarter of 2020, we created a Customer Pandemic Relief (CPR) program for customers who had been impacted by the COVID-19 pandemic to provide a concession in the form of payment deferrals and waivers of certain fees and interest. We assessed the CPR program and determined that eligible loan modifications were temporary in nature, for example, less than three months, and not considered TDRs. Our short-term CPR programs are no longer widely available and have no remaining balances in the program as of December 31, 2021.

The following tables provide additional information with respect to our impaired loans and receivables as of December 31, 2021, 2020 and 2019.

	As of December 31, 2021
			Accounts Classified as a TDR (c)
2021 (Millions)	Over 90 days Past Due & Accruing Interest (a)	Non-Accruals (b)	In Program (d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$149	$82	$708	$997	$1,936	$415
Global Commercial Services	19	14	176	332	541	132
Card Member Receivables:
Global Consumer Services Group	—	—	133	130	263	9
Global Commercial Services	—	—	248	303	551	39
Other Loans (f)	1	—	67	2	70	1
Total	$169	$96	$1,332	$1,764	$3,361	$596

	As of December 31, 2020
			Accounts Classified as a TDR (c)
2020 (Millions)	Over 90 days Past Due & Accruing Interest (a)	Non-Accruals (b)	In Program (d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$203	$146	$1,586	$248	$2,183	$782
Global Commercial Services	21	29	478	67	595	285
Card Member Receivables:
Global Consumer Services Group	—	—	240	34	274	60
Global Commercial Services	—	—	534	75	609	139
Other Loans (f)	2	1	248	6	257	80
Total	$226	$176	$3,086	$430	$3,918	$1,346

	As of December 31, 2019
			Accounts Classified as a TDR (c)
2019 (Millions)	Over 90 days Past Due & Accruing Interest (a)	Non-Accruals (b)	In Program (d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$384	$284	$500	$175	$1,343	$137
Global Commercial Services	44	54	97	38	233	22
Card Member Receivables:
Global Consumer Services Group	—	—	56	16	72	3
Global Commercial Services	—	—	109	30	139	6
Total	$428	$338	$762	$259	$1,787	$168
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
(c)Accounts classified as a TDR include $41 million, $32 million and $26 million that are over 90 days past due and accruing interest and $19 million, $11 million and $10 million that are non-accruals as of December 31, 2021, 2020 and 2019, respectively.
(d)In Program TDRs include accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $1,621 million, $316 million and $188 million of accounts that have successfully completed a modification program and $143 million, $114 million and $72 million of accounts that were not in compliance with the terms of the modification programs as of December 31, 2021, 2020 and 2019, respectively.
(f)Other loans primarily represent consumer and commercial non-card financing products. Balances as of December 31, 2019 were not significant.

LOANS AND RECEIVABLES MODIFIED AS TDRs
The following tables provide additional information with respect to loans and receivables that were modified as TDRs during the years ended December 31:

2021	Number of Accounts (thousands)	Account Balances (millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	112	$789	13	(b)
Card Member Receivables	21	437	(c)	18
Other Loans (d)	4	$13	3	16
Total	137	$1,239

2020	Number of Accounts (thousands)	Account Balances (millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	272	$2,347	14	(b)
Card Member Receivables	47	1,202	(c)	19
Other Loans (d)	9	$345	3	16
Total	328	$3,894

2019	Number of Accounts (thousands)	Account Balances (millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	78	$602	13	(b)
Card Member Receivables	9	210	(c)	26
Total	87	$812
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
(d)Other loans primarily represent consumer and commercial non-card financing products. Balances for the year ended December 31, 2019 were not significant.

The following tables provide information with respect to loans and receivables modified as TDRs that subsequently defaulted within twelve months of modification. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program.

2021	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions) (a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	24	$174
Card Member Receivables	5	56
Other Loans (b)	3	9
Total	32	$239

2020	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions) (a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	17	$127
Card Member Receivables	3	55
Other Loans (b)	3	6
Total	23	$188

2019	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions) (a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	12	$86
Card Member Receivables	4	20
Total	16	$106
(a)The outstanding balances upon default include principal, fees and accrued interest on loans, and principal and fees on receivables.
(b)Other loans primarily represent consumer and commercial non-card financing products. Balances for the year ended December 31, 2019 were not significant.

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
We also estimate the likelihood and magnitude of recovery of previously written off accounts considering how long ago the account was written off and future economic conditions, even if such expected recoveries exceed expected losses. Our models are developed using historical loss experience covering the economic cycle and consider the impact of account characteristics on expected losses.
Future economic conditions that are incorporated over the R&S Period include multiple macroeconomic scenarios provided to us by an independent third party. Management reviews these economic scenarios each period and applies judgment to weight them in order to reflect the uncertainty surrounding these scenarios. These macroeconomic scenarios contain certain variables, including unemployment rates and real gross domestic product (GDP), that are significant to our models.
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
Lifetime losses for most of our loans and receivables are evaluated at an appropriate level of granularity, including assessment on a pooled basis where financial assets share similar risk characteristics, such as past spend and remittance behaviors, credit bureau scores where available, delinquency status, tenure of balance outstanding, amongst others. Credit losses on accrued interest are measured and presented as part of Reserves for credit losses on the Consolidated Balance Sheets and within the Provisions for credit losses in the Consolidated Statements of Income, rather than reversing interest income. Separate models are used for accounts deemed a troubled debt restructuring, which are measured individually and incorporate a discounted cash flow model. See Note 2 for information on troubled debt restructurings.
Loans and receivable balances are written off when we consider amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due for pay in full or revolving loans and 120 days past due for term loans. Loans and receivables in bankruptcy or owed by deceased individuals are generally written off upon notification.
Results for reporting periods beginning on and after January 1, 2020 are presented using the CECL methodology, while information as of and for the year ended December 31, 2019 continues to be reported in accordance with the incurred loss methodology then in effect. Reserves for credit losses under the incurred loss methodology were primarily based upon statistical and analytical models that analyzed portfolio performance and reflected management’s judgments regarding the quantitative components of the reserve. The models considered several factors, including delinquency-based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. Similar to the CECL methodology, we considered whether to adjust the quantitative reserves for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses.

The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Fourth quarter of 2021	5%	7% - 11%	7%	6% -(2)%
First quarter of 2022	4% - 7%	7% - 11%	6% - (4)%	5% - (2)%
Fourth quarter of 2022	4% - 9%	6% - 12%	2% - 1%	4% - 3%
Fourth quarter of 2023	3% - 7%	4% - 10%	4% - 3%	5% -3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
CHANGES IN CARD MEMBER LOANS RESERVE FOR CREDIT LOSSES
Card Member loans reserve for credit losses decreased for the year ended December 31, 2021, primarily due to improved portfolio quality and macroeconomic outlook, in large part driven by improvement in unemployment rate projections, partially offset by an increase in outstanding loan balances.
Card Member loans reserve for credit losses increased for the year ended December 31, 2020, primarily driven by deterioration of the global macroeconomic outlook as a result of the COVID-19 pandemic, partially offset by a decline in outstanding loan balances and lower delinquencies.
The following table presents changes in the Card Member loans reserve for credit losses for the years ended December 31:

(Millions)	2021	2020	2019
Beginning Balance(a)	$5,344	$4,027	$2,134
Provisions(b)	(1,155)	3,453	2,462
Net write-offs (c)
Principal	(672)	(1,795)	(1,860)
Interest and fees	(207)	(375)	(375)
Other(d)	(5)	34	22
Ending Balance	$3,305	$5,344	$2,383
(a)For the year ended December 31, 2020, beginning balance includes an increase of $1,643 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Principal write-offs are presented less recoveries of $657 million, $568 million and $525 million for the years ended December 31, 2021, 2020 and 2019, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(171) million, $(134) million and $(79) million for the years ended December 31, 2021, 2020 and 2019, respectively.
(d)Primarily includes foreign currency translation adjustments of $(6) million, $35 million and $4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

CHANGES IN CARD MEMBER RECEIVABLES RESERVE FOR CREDIT LOSSES
Card Member receivables reserve for credit losses decreased for the year ended December 31, 2021, primarily due to improved portfolio quality and macroeconomic outlook, in large part driven by improvement in unemployment rate projections, partially offset by an increase in outstanding receivable balances.
Card Member receivables reserve for credit losses increased for the year ended December 31, 2020, primarily driven by deterioration of the global macroeconomic outlook as a result of the COVID-19 pandemic, partially offset by a decline in outstanding receivable balances.
The following table presents changes in the Card Member receivables reserve for credit losses for the years ended December 31:

(Millions)	2021	2020	2019
Beginning Balance (a)	$267	$126	$573
Provisions (b)	(73)	1,015	963
Net write-offs (c)	(129)	(881)	(900)
Other (d)	(1)	7	(17)
Ending Balance	$64	$267	$619
(a)For the year ended December 31, 2020, beginning balance includes a decrease of $493 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Net write-offs are presented less recoveries of $378 million, $386 million and $374 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amounts include net recoveries (write-offs) from TDRs of $(64) million, $(47) million and $(16) million, for the years ended December 31, 2021, 2020 and 2019, respectively.
(d)Primarily includes foreign currency translation adjustments of $(1) million, $5 million and nil for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 4
INVESTMENT SECURITIES
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. The methodology for estimating credit losses for available for sale debt securities requires us to estimate lifetime credit losses for all available-for-sale debt securities in an unrealized loss position. When estimating a security’s probability of default and the recovery rate, we assess the security’s credit indicators, including credit ratings. If our assessment indicates that an estimated credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the estimated credit loss through the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $12 million and $26 million, as of December 31, 2021 and 2020, respectively, presented as Other assets on the Consolidated Balance Sheets.
Investment securities also include equity securities carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in the Consolidated Statements of Income as Other, net expense.
Realized gains and losses are recognized upon disposition of the securities using the specific identification method and recorded in the Consolidated Statements of Income as Other, net expense.
Refer to Note 14 for a description of our methodology for determining the fair value of investment securities.
The following is a summary of investment securities as of December 31:

	2021				2020
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$106	$5	$—	$111	$172	$7	$—	$179
U.S. Government agency obligations	6	—	—	6	7	—	—	7
U.S. Government treasury obligations	1,680	25	(1)	1,704	20,655	76	—	20,731
Mortgage-backed securities (a)	17	1	—	18	28	2	—	30
Foreign government bonds and obligations	630	—	—	630	581	—	—	581
Other (b)	43	—	—	43	22	—	—	22
Equity securities (c)	66	17	(4)	79	56	27	(2)	81
Total	$2,548	$48	$(5)	$2,591	$21,521	$112	$(2)	$21,631
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in Corporate debt securities and debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.
The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021. There were no available-for-sale debt securities with gross unrealized losses as of December 31, 2020.

	2021
	Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government treasury obligations	477	(1)	—	—
Total	$477	$(1)	$—	$—

The following table summarizes the gross unrealized losses by ratio of fair value to amortized cost as of December 31, 2021. There were no available-for-sale debt securities with gross unrealized losses as of December 31, 2020.

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2021:
90%–100%	5	$477	$(1)	—	$—	$—	5	$477	$(1)
Total as of December 31, 2021	5	$477	$(1)	—	$—	$—	5	$477	$(1)
Weighted average yields and contractual maturities for investment securities with stated maturities as of December 31, 2021 were as follows:

(Millions)	Due within 1 year	Due after 1 year but within 5 years	Due after 5 years but within 10 years	Due after 10 years	Total
State and municipal obligations (a)	$6	$5	$30	$70	$111
U.S. Government agency obligations (a)	—	—	—	6	6
U.S. Government treasury obligations	832	862	10	—	1,704
Mortgage-backed securities (a)(b)	—	—	—	18	18
Foreign government bonds and obligations	628	1	1	—	630
Other (c)	11	32	—	—	43
Total Estimated Fair Value	$1,477	$900	$41	$94	$2,512

Total Cost	$1,476	$879	$35	$92	$2,482
Weighted average yields (d)	1.74%	2.42%	5.46%	3.10%	2.08%
(a)The expected payments on state and municipal obligations, U.S. Government agency obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
(b)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(c)Represents investments in corporate debt securities and debt securities issued by Community Development Financial Institutions.
(d)Average yields for investment securities have been calculated using the effective yield on the date of purchase. Yields on tax-exempt investment securities have been computed on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent.

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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. Refer to Note 1 for further details on the principles of consolidation. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of December 31, 2021 and 2020, our ownership of variable interests was $15.0 billion and $13.4 billion, respectively, for the Lending Trust and $3.2 billion and $4.3 billion, respectively, for the Charge Trust. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
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
Restricted cash and cash equivalents held by the Lending Trust and Charge Trust was $42 million and $1 million, respectively, as of December 31, 2021 and $47 million and nil, respectively, as of December 31, 2020. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the years ended December 31, 2021 and 2020, no such triggering events occurred.

NOTE 6
OTHER ASSETS
The following is a summary of Other assets as of December 31:

(Millions)	2021	2020
Goodwill	$3,804	$3,852
Other intangible assets, at amortized cost	201	265
Other (a)	13,239	13,562
Total	$17,244	$17,679
(a)Primarily includes other receivables net of reserves, prepaid assets, net deferred tax assets, tax credit investments, right-of-use lease assets and investments in non-consolidated entities.
GOODWILL
The changes in the carrying amount of goodwill reported in our reportable operating segments were as follows:

(Millions)	GCSG	GCS	GMNS	Total
Balance as of December 31, 2019	$1,026	$1,781	$508	$3,315
Acquisitions	—	442	52	494
Dispositions	—	—	—	—
Other (a)	32	11	—	43
Balance as of December 31, 2020	$1,058	$2,234	$560	$3,852
Acquisitions	—	—	—	—
Dispositions	(3)	—	—	(3)
Other (a)	(37)	(8)	—	(45)
Balance as of December 31, 2021	$1,018	$2,226	$560	$3,804
(a)Primarily includes foreign currency translation.
Accumulated impairment losses were $221 million as of both December 31, 2021 and 2020.
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
The gross carrying amount for other intangible assets as of December 31, 2021 and 2020 was $733 million and $759 million, respectively, with accumulated amortization of $532 million and $494 million, respectively.
Amortization expense was $57 million, $54 million and $49 million for the years ended December 31, 2021, 2020 and 2019, respectively. For other intangible assets on the Consolidated Balance Sheets as of December 31, 2021, amortization expense is expected to be $52 million in 2022, $50 million in 2023, $44 million in 2024, $21 million in 2025, $11 million in 2026 and $23 million thereafter.

TAX CREDIT INVESTMENTS
We account for our QAH investments using PAM, which we elected to implement on January 1, 2021 on a prospective basis, and other tax credit investments using the equity method of accounting. Refer to Note 1 for further information on the implementation of PAM. As of December 31, 2021 and 2020, we had $1,124 million and $1,147 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, of which $1,084 million and $1,095 million, respectively, related to QAH investments. Included in QAH investments as of December 31, 2021 and 2020, we had $994 million and $1,028 million, respectively, related to investments in unconsolidated VIEs for which we do not have a controlling financial interest.
As of December 31, 2021, we committed to provide funding related to certain of these QAH investments, which is expected to be paid between 2022 and 2036, resulting in $238 million in unfunded commitments reported in Other liabilities, of which $192 million specifically related to unconsolidated VIEs.
In addition, as of December 31, 2021 we had contractual off-balance sheet obligations to provide additional funding up to $53 million for these QAH investments, fully related to unconsolidated VIEs. We may be required to fund these amounts between 2022 and 2036.
During the year ended December 31, 2021, we recognized QAH investment losses of $226 million, with associated tax credits of $135 million, in Income tax provision. These losses included the one-time charge related to the implementation of PAM. During the years ended December 31, 2020 and 2019 we recognized QAH investment equity method losses of $128 million and $101 million, respectively, in Other, net expenses, with associated tax credits of $129 million and $119 million, respectively, recognized in Income tax provision.

NOTE 7
CUSTOMER DEPOSITS
As of December 31, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2021	2020
U.S.:
Interest-bearing	$83,304	$85,583
Non-interest-bearing (includes Card Member credit balances of: 2021, $527; 2020, $576)	553	599
Non-U.S.:
Interest-bearing	18	19
Non-interest-bearing (includes Card Member credit balances of: 2021, $503; 2020, $671)	507	674
Total customer deposits	$84,382	$86,875
Customer deposits by deposit type as of December 31 were as follows:

(Millions)	2021	2020
Savings and transaction accounts	$66,142	$63,512
Certificates of deposit:
Direct	1,415	2,440
Third-party (brokered)	3,095	5,561
Sweep accounts ―Third-party (brokered)	12,658	14,070
Other deposits	42	45
Card Member credit balances	1,030	1,247
Total customer deposits	$84,382	$86,875
The scheduled maturities of certificates of deposit as of December 31, 2021 were as follows:

(Millions)	Total
2022	$3,216
2023	777
2024	287
2025	211
2026	19
After 5 years	—
Total	$4,510
As of December 31, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2021	2020
U.S.	$521	$930
Non-U.S.	1	1
Total	$522	$931

NOTE 8
DEBT
SHORT-TERM BORROWINGS
Our short-term borrowings outstanding, defined as borrowings with original contractual maturity dates of less than one year, as of December 31 were as follows:

	2021		2020
(Millions, except percentages)	Outstanding Balance	Year-End Stated Interest Rate on Debt (a)	Outstanding Balance	Year-End Stated Interest Rate on Debt (a)
Commercial paper (b)	$—	—%	$—	—%
Other short-term borrowings (c)	2,243	0.58	1,878	0.61
Total	$2,243	0.58%	$1,878	0.61%
(a)For floating-rate issuances, the stated interest rates are weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2021 and 2020.
(b)Average commercial paper outstanding was nil and $628 million in 2021 and 2020, respectively.
(c)Includes borrowings from banks and book overdrafts with banks due to timing differences arising in the ordinary course of business.

We maintained a three-year committed, revolving, secured borrowing facility that gives us the right to sell up to $2.0 billion face amount of eligible certificates issued from the Lending Trust at any time through September 16, 2024. The facility was undrawn as of both December 31, 2021 and 2020. Additionally, certain of our subsidiaries maintained total committed lines of credit of $145 million and $148 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, $7.2 million and nil were drawn on these committed lines, respectively.
We paid $7.8 million and $7.7 million in fees to maintain the secured borrowing facility in 2021 and 2020, respectively. The committed facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on our credit rating.

LONG-TERM DEBT
Our long-term debt outstanding, defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:

	2021				2020
(Millions, except percentages)	Original Contractual Maturity Dates	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)
American Express Company (Parent Company only)
Fixed Rate Senior Notes	2022 - 2042	$18,324	3.02%	2.03%	$18,251	3.25%	2.09%
Floating Rate Senior Notes	2022 - 2026	3,300	0.69	—	4,000	0.84	—
Fixed Rate Subordinated Notes	2024	599	3.63	1.38	599	3.63	1.43
American Express Credit Corporation
Fixed Rate Senior Notes	2022 - 2027	2,078	2.80	1.32	6,746	2.38	1.67
Floating Rate Senior Notes	2022	300	0.87	—	300	0.93	—
Lending Trust
Fixed Rate Senior Notes	2022 - 2024	8,199	2.01	1.82	8,325	2.74	2.55
Floating Rate Senior Notes	2022 - 2023	3,325	0.49	—	4,125	0.51	—
Fixed Rate Subordinated Notes	2022	212	2.72	—	246	2.80	—
Floating Rate Subordinated Notes	2022 - 2023	79	0.68	—	79	0.73	—
Charge Trust
Floating Rate Conduit Borrowings	2024	2,000	0.40	—	—	—	—
Other
Finance Leases	2024 - 2033	14	5.49	—	17	5.54	—
Floating Rate Borrowings	2022 - 2024	297	0.42	—%	328	0.42	—%
Unamortized Underwriting Fees		(52)			(64)
Total Long-Term Debt		$38,675	2.22%		$42,952	2.49%
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Refer to Note 13 for more details on our treatment of fair value hedges.
(b)For floating-rate issuances, the stated interest rate on debt is weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2021 and 2020.
(c)Interest rates with swaps are only presented when swaps are in place to hedge the underlying debt. The interest rates with swaps are weighted based on the outstanding principal balances and the interest rates on the floating leg of the swaps in effect as of December 31, 2021 and 2020.

Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2021 were as follows:

(Millions)	2022	2023	2024	2025	2026	Thereafter	Total
American Express Company (Parent Company only)	$5,675	$5,750	$5,000	$750	$2,450	$2,933	$22,558
American Express Credit Corporation	2,050	—	—	—	—	339	2,389
Lending Trust	6,381	2,685	2,750	—	—	—	11,816
Charge Trust	—	—	2,000	—	—	—	2,000
Other	77	88	136	—	—	10	311
	$14,183	$8,523	$9,886	$750	$2,450	$3,282	$39,074
Unamortized Underwriting Fees							(52)
Unamortized Discount and Premium							(584)
Impacts due to Fair Value Hedge Accounting							237
Total Long-Term Debt							$38,675

We maintained a committed syndicated bank credit facility of $3.5 billion as of December 31, 2021 and 2020, all of which was undrawn as of the respective dates. This facility was maintained by our wholly owned subsidiary American Express Credit Corporation (Credco) through September 30, 2021 and the availability of the credit line was subject to compliance with certain covenants by Credco, principally the maintenance by Credco of a 1.25 ratio of its combined earnings, certain capital contributions and fixed charges, to fixed charges. Effective October 1, 2021, this facility was terminated, and we entered into a new committed syndicated bank credit facility for the same amount with a maturity date of October 15, 2024 with American Express Company and American Express Travel Related Services Company, Inc. (TRS) as co-borrowers and co-obligors. The availability of the new credit facility is subject to our maintenance of a minimum Common Equity Tier 1 (CET1) risk-based capital ratio of 4.5 percent, with certain restrictions in relation to either accessing the facility or distributing capital to common shareholders in the event our CET1 risk-based capital ratio falls between 4.5 percent and 6.5 percent. As of December 31, 2021, we were in compliance with the covenants contained in the new credit facility.
Additionally, we maintained a three-year committed, revolving, secured borrowing facility that gives us the right to sell up to $3.0 billion face amount of eligible notes issued from the Charge Trust at any time through July 15, 2024. As of December 31, 2021 and 2020, $2.0 billion and nil were drawn on this facility, respectively. The amount drawn as of December 31, 2021 was repaid in full on January 18, 2022.
We paid $15.7 million and $14.2 million in fees to maintain these lines in 2021 and 2020, respectively. These committed facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on our credit rating.
We paid total interest, primarily related to short- and long-term debt, corresponding interest rate swaps and customer deposits, of $1.1 billion, $2.0 billion and $3.4 billion in 2021, 2020 and 2019, respectively.

NOTE 9
OTHER LIABILITIES
The following is a summary of Other liabilities as of December 31:

(Millions)	2021	2020
Membership Rewards liability	$11,398	$9,750
Employee-related liabilities (a)	2,528	2,336
Deferred card and other fees, net	2,516	2,282
Card Member rebate and reward accruals (b)	1,809	1,367
Income tax liability (c)	1,576	943
Other (d)	10,670	10,556
Total	$30,497	$27,234
(a)Includes employee benefit plan obligations and incentive compensation.
(b)Card Member rebate and reward accruals include payments to third-party reward partners and cash-back rewards.
(c)Includes repatriation tax liability of $1,012 million as of both December 31, 2021 and 2020, which represents our remaining obligation under the Tax Cuts and Jobs Act enacted on December 22, 2017 (Tax Act) to pay a one-time transition tax on unrepatriated earnings and profits of certain foreign subsidiaries, the net position for current federal, state and non-U.S. income tax liabilities, and deferred tax liabilities for foreign jurisdictions.
(d)Primarily includes book overdraft balances for accounts without an associated overdraft credit facility, Travelers Cheques and other prepaid products, lease liabilities, accruals for general operating expenses, payments to cobrand partners, marketing and business development liabilities, dividends payable and client incentives.
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
DEFERRED CARD AND OTHER FEES, NET
The carrying amount of deferred card and other fees, net of deferred direct acquisition costs and reserves for membership cancellations, as of December 31, 2021 was as follows:

(Millions)	2021	2020
Deferred card and other fees (a)	$2,838	$2,639
Deferred direct acquisition costs	(169)	(166)
Reserves for membership cancellations	(153)	(191)
Deferred card and other fees, net	$2,516	$2,282
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
For our Incentive Compensation Plans, there were a total of 12 million, 14 million and 9 million common shares unissued and available for grant as of December 31, 2021, 2020 and 2019, respectively, as authorized by our Board of Directors and shareholders. We generally issue new common shares upon exercise of options and vesting of RSUs.
Stock-based compensation expense recognized in Salaries and employee benefits in the Consolidated Statements of Income was $326 million, $247 million and $280 million in 2021, 2020 and 2019, respectively, with corresponding income tax benefits of $78 million, $59 million and $67 million in those respective periods.
A summary of stock option and RSU activity as of December 31, 2021, and corresponding changes during the year, are as follows:

	Stock Options		Service-Based RSUs		Service and Performance-Based RSUs
(Shares in thousands)	Shares	Weighted-Average Exercise Price	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price
Outstanding as of December 31, 2020	3,751	$83.59	2,078	$109.23	3,146	$103.08
Granted	345	117.52	889	120.91	1,787	125.02
Exercised/vested	(992)	64.96	(842)	102.05	(951)	98.56
Forfeited	—	—	(250)	113.99	(241)	110.72
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2021	3,104	93.33	1,875	$117.36	3,741	$114.22
Options vested and expected to vest as of December 31, 2021	3,104	93.33
Options exercisable as of December 31, 2021	1,976	$79.42
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
The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of our stock price exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2021, were as follows:

	Outstanding	Exercisable	Vested and Expected to Vest
Weighted-average remaining contractual life (in years)	5.3	3.8	5.3
Aggregate intrinsic value (millions)	$218	$166	$218
As of December 31, 2021, there was $4 million of total unrecognized compensation cost related to unvested options, which will be recognized ratably over the weighted-average remaining vesting period of 1.3 years.

The fair value of each option is estimated on the date of grant using a Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used for options granted in 2021, 2020 and 2019:

	2021	2020	2019
Dividend yield	1.5%	1.4%	1.5%
Expected volatility(a)	31%	20%	24%
Risk-free interest rate	0.8%	1.6%	2.6%
Expected life of stock option (in years)(b)	7.2	7.1	7.1
Weighted-average fair value per option	$32.38	$25.83	$23.38
(a)The expected volatility is based on both weighted historical and implied volatilities of our common stock price.
(b)The expected life of stock options was determined using both historical data and expectations of option exercise behavior.
For stock options that were exercised during 2021, 2020 and 2019, the intrinsic value, based upon the fair value of our stock price at the date the options were exercised, was $86 million, $47 million and $104 million, respectively; cash received by the Company from the exercise of stock options was $64 million, $44 million and $84 million during those respective periods. The income tax benefit recognized in the Consolidated Statements of Income related to stock option exercises was $14 million, $7 million and $18 million in 2021, 2020 and 2019, respectively.
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
The fair value of RSUs that do not include the r-TSR modifier, including those that contain only service conditions, is measured using our stock price on the grant date. The fair value of service and performance-based RSUs that include the r-TSR modifier is determined using a Monte Carlo valuation model with the following weighted-average assumptions in 2021, 2020 and 2019:

	2021	2020	2019
Expected volatility(a)	41%	19%	20%
Risk-free interest rate	0.2%	1.4%	2.5%
Remaining performance period (in years)	2.9	2.9	2.9
(a)The expected volatility is based on historical volatility of our common stock price.

As of December 31, 2021, there was $256 million of total unrecognized compensation cost related to non-vested RSUs, which will be recognized ratably over the weighted-average remaining vesting period of 1.9 years.
The weighted-average grant date fair value of RSUs granted in 2021, 2020 and 2019 was $123.66, $124.47 and $96.24, respectively.
For RSUs vested during 2021, 2020 and 2019, the total fair value, based upon our stock price at the date the RSUs vested, was $227 million, $291 million and $286 million, respectively.
LIABILITY-BASED AWARDS
In 2018, certain employees were awarded PGs and other incentive awards that can be settled with cash or equity shares at our discretion and final Compensation and Benefits Committee payout approval; beginning in 2019, we discontinued granting PGs. These awards earn value based on performance, market and/or service conditions, and vest over a period of three years.
PGs and other incentive awards are generally settled with cash and thus are classified as liabilities; therefore, the fair value is determined at the date of grant and remeasured quarterly as part of compensation expense over the vesting period. Cash paid upon vesting of these awards in 2021, 2020 and 2019 was $53 million, $81 million and $81 million, respectively.

NOTE 11
RETIREMENT PLANS
DEFINED CONTRIBUTION RETIREMENT PLANS
We sponsor defined contribution retirement plans, the principal plan being the Retirement Savings Plan (RSP), a 401(k) savings plan with a profit-sharing component. The RSP is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the United States. The total expense for all defined contribution retirement plans globally was $269 million, $267 million and $278 million in 2021, 2020 and 2019, respectively.
DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Our primary defined benefit pension plans that cover certain employees in the United States and United Kingdom are closed to new entrants and existing participants do not accrue any additional benefits. Most employees outside the United States and United Kingdom are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements. We comply with minimum funding requirements in all countries. We also sponsor unfunded other postretirement benefit plans that provide health care and life insurance to certain retired U.S. employees. For these plans, the total net benefit was $26 million in 2021 and $8 million in both 2020 and 2019.
We recognize the funded status of our defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, the unfunded status related to the defined benefit pension plans and other postretirement benefit plans was $414 million and $706 million, respectively, and is recorded in Other liabilities.

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
A putative merchant class action in the Eastern District of New York, consolidated in 2011 and collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), alleged that provisions in our merchant agreements prohibiting merchants from differentially surcharging our cards or steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “non-discrimination” contractual provisions) violate U.S. antitrust laws. On January 15, 2020, our motion to compel arbitration of claims brought by merchants who accept American Express and to dismiss claims of merchants who do not was granted. On November 22, 2021, that decision was affirmed on appeal.
On February 25, 2020, we were named as a defendant in a case filed in the Superior Court of California, Los Angeles County, captioned Laurelwood Cleaners LLC v. American Express Co., et al., in which the plaintiff seeks a public injunction in California prohibiting American Express from enforcing its anti-steering and non-discrimination provisions and from requiring merchants “to offer the service of Amex-card acceptance for free.” The case has been stayed pending the outcome of arbitration proceedings.
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

In 2006, Mawarid Investments Limited filed a request for confidential arbitration under the 1998 London Court of International Arbitration Rules in connection with certain claims arising under a shareholders agreement between Mawarid and TRS relating to a joint venture between the parties, Amex (Middle East) BSC(c) (AEME). In 2008, the tribunal rendered a partial award, including a direction that an audit should take place to verify whether acquirer discount revenue related to transactions occurring with airlines located in the Middle East region had been properly allocated to AEME since its inception in 1992. In September 2021, the tribunal rendered a further partial award regarding the location of transactions through non-physical channels. The consequences of the tribunal’s 2008 and 2021 partial awards on the allocation of airline acquirer revenues will be determined in the remaining phase of the arbitration.
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
For those disclosed legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $170 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business and results of operations.
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
A reasonably possible loss related to these exposures in excess of any recorded accruals cannot be quantified as the Card Member purchases that may include or result in claims are not sufficiently estimable. To date, we have not experienced significant losses related to these exposures; however, our historical experience may not be representative given the disruptions in the travel industry as a result of the COVID-19 pandemic.

COMMITMENTS
Total lease expense includes rent expenses, adjustments for rent concessions, rent escalations and leasehold improvement allowances and is recognized on a straight-line basis over the lease term. Total lease expense for the years ended December 31, 2021, 2020 and 2019 was $161 million, $177 million and $151 million, respectively.
Lease liabilities are recognized at the present value of the contractual fixed lease payments, discounted using our incremental borrowing rate as of the lease commencement date or upon modification of the lease. For lease liabilities outstanding as of December 31, 2021, the weighted average remaining lease term was 18 years and the weighted average rate used to discount lease commitments was 3 percent.
The following represents the maturities of our outstanding lease commitments as of December 31, 2021:

(Millions)
2022	$155
2023	155
2024	146
2025	123
2026	109
Thereafter	986
Total Outstanding Fixed Lease Payments	$1,674
Less: Amount representing interest	$(553)
Lease Liabilities	$1,121
As of December 31, 2021, we had approximately $2.6 billion in financial commitments outstanding related to agreements with certain cobrand partners under which we are required to make a certain level of minimum payments over the life of the agreement, generally ranging from five to ten years. Such commitments are designed to be satisfied by the payment we make to such cobrand partners primarily based on Card Members’ spending and earning rewards on their cobrand cards and as we acquire new Card Members. In the event these payments do not fully satisfy the commitment, we generally pay the cobrand partner up to the amount of the commitment in exchange for an equivalent value of reward points.

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
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include:
•Interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and
•Foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar.
We centrally monitor market risks using market risk limits and escalation triggers as defined in our Asset/Liability Management Policy. Our market exposures are in large part by-products of the delivery of our products and services.
Interest rate risk primarily arises through the funding of Card Member receivables and fixed-rate loans with variable-rate borrowings, as well as through the risk to net interest margin from changes in the relationship between benchmark rates such as Prime, the London interbank offered rate (LIBOR), the secured overnight financing rate and the overnight indexed swap rate. Interest rate exposure within our charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt and deposits compared to fixed-rate debt and deposits. In addition, interest rate swaps are used from time to time to economically convert fixed-rate debt obligations to variable-rate obligations, or to convert variable-rate debt obligations to fixed-rate obligations. We may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.
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
A majority of our derivative assets and liabilities as of December 31, 2021 and 2020 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets. To further mitigate counterparty credit risk, we exercise our rights under executed credit support agreements with the respective derivative counterparties for our bilateral interest rate swaps and select foreign exchange contracts. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of December 31, 2021, these derivatives were not in a material net liability position and we had no material risk exposure to any individual derivative counterparty. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of December 31, 2021 and 2020, no credit risk adjustment to the derivative portfolio was required.

Our derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 14 for a description of our methodology for determining the fair value of derivatives.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$204	$500	$—	$—
Net investment hedges - Foreign exchange contracts	219	24	54	474
Total derivatives designated as hedging instruments	423	524	54	474
Derivatives not designated as hedging instruments:
Foreign exchange contracts	167	105	85	228
Total derivatives, gross	590	629	139	702
Derivative asset and derivative liability netting (b)	(93)	(98)	(93)	(98)
Cash collateral netting (c)	(204)	(500)	(4)	(16)
Total derivatives, net	$293	$31	$42	$588
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
We posted $11 million and $34 million as of December 31, 2021 and 2020, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.
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
Interest Rate Contracts
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $12.9 billion and $15.8 billion of fixed-rate debt obligations designated in fair value hedging relationships as of December 31, 2021 and 2020, respectively.
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

The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the years ended December 31:

	Gains (losses)
(Millions)	2021	2020	2019
Fixed-rate long-term debt	$385	$(405)	$(458)
Derivatives designated as hedging instruments	(385)	409	462
Total	$—	$4	$4
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $13.1 billion and $16.4 billion as of December 31, 2021 and 2020, respectively, including the cumulative amount of fair value hedging adjustments of $237 million and $622 million for the respective periods.
We recognized in Interest expense on Long-term debt net decreases of $256 million for both the years ended December 31, 2021 and 2020 and a net increase of $102 million for the year ended December 31, 2019. These were primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
NET INVESTMENT HEDGES
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $12.6 billion and $10.5 billion of foreign currency derivatives designated as net investment hedges as of December 31, 2021 and 2020, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were gains of $176 million and losses of $253 million and $140 million for the years ended December 31, 2021, 2020 and 2019, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $19.0 billion and $14.4 billion as of December 31, 2021 and 2020, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net loss of $21 million and net gains of $10 million and $64 million for the years ended December 31, 2021, 2020 and 2019, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income. Changes in the fair value of an embedded derivative were nil for both the years ended December 31, 2021 and 2020. Included in the net gain of $64 million for the year ended December 31, 2019 is a gain of $3 million related to a change in the fair value of an embedded derivative.

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
We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the years ended December 31, 2021 and 2020, there were no Level 3 transfers.
FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT FAIR VALUE
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy (as described in the preceding paragraphs), as of December 31:

	2021				2020
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$79	$78	$1	$—	$81	$80	$1	$—
Debt securities	2,512	—	2,480	32	21,550	—	21,550	—
Derivatives, gross (a)	590	—	590	—	629	—	629	—
Total Assets	3,181	78	3,071	32	22,260	80	22,180	—
Liabilities:
Derivatives, gross (a)	139	—	139	—	702	—	702	—
Total Liabilities	$139	$—	$139	$—	$702	$—	$702	$—
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
Within Level 3 of the fair value hierarchy are our holdings of debt securities issued by Community Development Financial Institutions. We take the carrying value for these investment securities to be a reasonable proxy for their fair value unless we determine, based on our internal credit model, that there are indicators that the contractual cash flows will not be received in full.
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

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT OTHER THAN FAIR VALUE
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31, 2021 and 2020. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2021 and 2020, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

2021 (Billions)	Carrying Value	Corresponding Fair Value Amount
		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$22	$22	$20	$2	$—
Other financial assets(b)	56	56	—	56	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves(c)	88	91	—	—	91

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	105	105	—	105	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	5	5	—	5	—
Long-term debt(c)	$39	$40	$—	$40	$—

2020 (Billions)	Carrying Value	Corresponding Fair Value Amount
		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$33	$33	$31	$2	$—
Other financial assets(b)	46	46	—	46	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves(c)	71	75	—	—	75

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	101	101	—	101	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	8	8	—	8	—
Long-term debt(c)	$43	$45	$—	$45	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $5.2 billion and $4.2 billion held by a consolidated VIE as of December 31, 2021 and 2020, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $26.7 billion and $25.8 billion as of December 31, 2021 and 2020, respectively, and the fair values of Long-term debt were $13.9 billion and $13.0 billion as of December 31, 2021 and 2020, respectively.
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
NONRECURRING FAIR VALUE MEASUREMENTS
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired or where there are observable price changes for equity investments without readily determinable fair values. During the years ended December 31, 2021 and 2020, we did not have any material assets that were measured at fair value due to impairment.

We estimate the Level 3 fair value of equity investments without readily determinable fair values based on price changes as of the date of new similar equity financing transactions completed by the companies in our portfolio. The carrying value of equity investments without readily determinable fair values totaled $1.3 billion and $530 million as of December 31, 2021 and 2020, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets. We recorded net unrealized gains of $727 million, $93 million and $80 million for the years ended December 31, 2021, 2020 and 2019, respectively. Unrealized losses including any impairments were not significant for each of the years ended December 31, 2021, 2020 and 2019. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative net unrealized gains for equity investments without readily determinable fair values totaled $1.1 billion and $347 million as of December 31, 2021 and 2020, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both December 31, 2021 and 2020.

NOTE 15
GUARANTEES
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $24 million, respectively, as of both December 31, 2021 and 2020, all of which were primarily related to our real estate and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.
NOTE 16
COMMON AND PREFERRED SHARES
The following table shows authorized shares and provides a reconciliation of common shares issued and outstanding for the years ended December 31:

(Millions, except where indicated)	2021	2020	2019
Common shares authorized (billions) (a)	3.6	3.6	3.6
Shares issued and outstanding at beginning of year	805	810	847
Repurchases of common shares	(46)	(7)	(40)
Other, primarily stock option exercises and restricted stock awards granted	2	2	3
Shares issued and outstanding as of December 31	761	805	810
(a)Of the common shares authorized but unissued as of December 31, 2021, approximately 21 million shares are reserved for issuance under employee stock and employee benefit plans.
On September 23, 2019, the Board of Directors authorized the repurchase of up to 120 million common shares from time to time, subject to market conditions and in accordance with our capital plans. This authorization replaced the prior repurchase authorization and does not have an expiration date. During 2021, 2020 and 2019, we repurchased 46 million common shares with a cost basis of $7.6 billion, 7 million common shares with a cost basis of $0.9 billion, and 40 million common shares with a cost basis of $4.6 billion, respectively. The cost basis includes commissions paid of $5.6 million, $1.0 million and $6.2 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, we had approximately 56 million common shares remaining under the Board share repurchase authorization.
Common shares are generally retired by us upon repurchase (except for 2.5 million shares held as treasury shares as of both December 31, 2021 and 2020 and 2.6 million shares held as treasury shares as of December 31, 2019); retired common shares and treasury shares are excluded from the shares outstanding in the table above. The treasury shares, with a cost basis of $271 million, $279 million and $292 million as of December 31, 2021, 2020 and 2019, respectively, are included as a reduction to Additional paid-in capital in Shareholders’ equity on the Consolidated Balance Sheets.

PREFERRED SHARES
The Board of Directors is authorized to permit us to issue up to 20 million preferred shares at a par value of $1.66 2/3 without further shareholder approval. We have the following perpetual Fixed Rate Reset Noncumulative Preferred Share series issued and outstanding as of December 31, 2021:

Series D
Issuance date	August 3, 2021
Securities issued	1,600 Preferred shares; represented by 1,600,000 depositary shares
Dividend rate per annum	3.55% through September 14, 2026; resets September 15, 2026 and every subsequent 5-year anniversary at 5-year Treasury rate plus 2.854%
Dividend payment date	Quarterly beginning September 15, 2021
Earliest redemption date	September 15, 2026
Aggregate liquidation preference	$1,600 million
Carrying value (a)	$1,584 million
(a)Carrying value, presented in the Statements of Shareholders' Equity, represents the issuance proceeds, net of underwriting fees and offering costs.
In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the preferred shares then outstanding takes precedence over our common shares for the payment of dividends and the distribution of assets out of funds legally available for distribution to shareholders. We may redeem the outstanding series of preferred shares at $1 million per preferred share (equivalent to $1,000 per depositary share) plus any declared but unpaid dividends in whole or in part, from time to time, on any dividend payment date on or after the earliest redemption date, or in whole, but not in part, within 90 days of certain bank regulatory changes.
We paid $850 million to redeem in full the outstanding 4.900% Fixed Rate/Floating Rate Noncumulative Preferred Shares, Series C, on September 15, 2021 and paid $750 million to redeem in full the outstanding 5.200% Fixed Rate/Floating Rate Noncumulative Preferred Shares, Series B on November 15, 2021. The difference between the redemption value and carrying value of the redeemed Series C and Series B preferred shares resulted in a $16 million reduction to net income available to common shareholders.
There were no warrants issued and outstanding as of December 31, 2021, 2020 and 2019.

NOTE 17
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI is a balance sheet item in Shareholders’ equity on the Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three years ended December 31 were as follows:

(Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2018	$(8)	$(2,133)	$(456)	$(2,597)
Net unrealized gains	41	—	—	41
Net translation on investments in foreign operations	—	84	—	84
Net hedges of investments in foreign operations	—	(140)	—	(140)
Pension and other postretirement benefits	—	—	(125)	(125)
Net change in accumulated other comprehensive income (loss)	41	(56)	(125)	(140)
Balances as of December 31, 2019	33	(2,189)	(581)	(2,737)
Net unrealized gains	32	—	—	32
Net translation on investments in foreign operations	—	213	—	213
Net hedges of investments in foreign operations	—	(253)	—	(253)
Pension and other postretirement benefits	—		(150)	(150)
Net change in accumulated other comprehensive income (loss)	32	(40)	(150)	(158)
Balances as of December 31, 2020	65	(2,229)	(731)	(2,895)
Net unrealized losses	(42)	—	—	(42)
Net translation on investments in foreign operations	—	(339)	—	(339)
Net hedges of investments in foreign operations	—	176	—	176
Pension and other postretirement benefits	—	—	155	155
Net change in accumulated other comprehensive income (loss)	(42)	(163)	155	(50)
Balances as of December 31, 2021	$23	$(2,392)	$(576)	$(2,945)
The following table shows the tax impact for the years ended December 31 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
(Millions)	2021	2020	2019
Net unrealized (losses) gains on debt securities	$(13)	$9	$12
Net translation on investments in foreign operations	(1)	17	24
Net hedges of investments in foreign operations	52	(79)	(43)
Pension and other postretirement benefits	52	(28)	(38)
Total tax impact	$90	$(81)	$(45)
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, were not significant for the years ended December 31, 2021, 2020, and 2019.

NOTE 18
OTHER FEES AND COMMISSIONS AND OTHER EXPENSES
The following is a detail of Other fees and commissions for the years ended December 31:

(Millions)	2021	2020	2019
Fees charged to Card Members:
Delinquency fees	$637	$772	$1,028
Foreign currency conversion fee revenue	523	433	982
Other customer fees:
Loyalty coalition-related fees	508	435	456
Travel commissions and fees	244	102	424
Service fees and other (a)	480	421	407
Total Other fees and commissions	$2,392	$2,163	$3,297
(a)Other includes Membership Rewards program fees that are not related to contracts with customers.
The following is a detail of Other expenses for the years ended December 31:

(Millions)	2021	2020	2019
Data processing and equipment (a)	$2,431	$2,334	$2,168
Professional services	1,958	1,789	2,091
Net unrealized and realized gains on Amex Ventures equity investments	(767)	(152)	(77)
Other (b)	1,195	1,354	1,674
Total Other expenses	$4,817	$5,325	$5,856
(a)Effective for the first quarter of 2021, we changed the expense category name from Occupancy and equipment to Data processing and equipment to better reflect the nature and components of the expense.
(b)Other primarily includes general operating expenses, non-income taxes, communication expenses, Card Member and merchant-related fraud losses, foreign currency-related gains and losses and litigation expenses.
NOTE 19
RESTRUCTURING
We periodically initiate restructuring programs to support new business strategies and to enhance our overall effectiveness and efficiency. In connection with these programs, we will typically incur severance and other exit costs.
We had $67 million, $197 million and $135 million accrued in total restructuring reserves as of December 31, 2021, 2020 and 2019, respectively. New charges, including net revisions to existing restructuring reserves, which primarily relate to the redeployment of displaced colleagues to other positions, were $(10) million for the year ended December 31, 2021 and $125 million for each of the years ended December 31, 2020 and 2019, respectively. Cumulatively, we recognized $223 million relating to the restructuring programs that were in progress during 2021 and initiated at various dates between 2019 and 2020, the majority of which has been reflected within Corporate & Other.

NOTE 20
INCOME TAXES
The components of income tax expense for the years ended December 31 included in the Consolidated Statements of Income were as follows:

(Millions)	2021	2020	2019
Current income tax expense:
U.S. federal	$1,656	$1,122	$1,108
U.S. state and local	351	339	276
Non-U.S.	328	639	437
Total current income tax expense	2,335	2,100	1,821
Deferred income tax (benefit) expense:
U.S. federal	231	(931)	(58)
U.S. state and local	22	(119)	(31)
Non-U.S.	41	111	(62)
Total deferred income tax (benefit) expense	294	(939)	(151)
Total income tax expense	$2,629	$1,161	$1,670
A reconciliation of the U.S. federal statutory rate of 21 percent as of December 31, 2021, 2020 and 2019, to our actual income tax rate was as follows:

	2021	2020	2019
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
(Decrease) increase in taxes resulting from:
Tax credits and tax-exempt income (a)	(0.1)	(4.1)	(1.9)
State and local income taxes, net of federal benefit	3.0	3.7	2.8
Non-U.S. subsidiaries' earnings	1.1	2.4	(0.5)
Tax settlements	(0.1)	(0.3)	(0.3)
Valuation allowances	—	4.0	(0.2)
Other	(0.3)	0.3	(1.1)
Actual tax rates	24.6%	27.0%	19.8%
(a)Includes the implementation of PAM related to investments in QAH projects for the year ended December 31, 2021. Refer to Note 1 for further information.
We record a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse.

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2021	2020
Deferred tax assets:
Reserves not yet deducted for tax purposes	$3,637	$3,905
Employee compensation and benefits	359	383
Net operating loss and tax credit carryforwards	398	399
Other	809	765
Gross deferred tax assets	5,203	5,452
Valuation allowance	(472)	(418)
Deferred tax assets after valuation allowance	4,731	5,034
Deferred tax liabilities:
Intangibles and fixed assets	1,320	1,433
Deferred revenue	189	252
Deferred interest	133	148
Investment in joint ventures	183	135
Other	521	366
Gross deferred tax liabilities	2,346	2,334
Net deferred tax assets	$2,385	$2,700

The net operating loss and tax credit carryforward balance as of December 31, 2021, shown in the table above, is related to pre-tax U.S. federal and non-U.S. net operating loss (NOL) carryforwards of $84 million and $910 million, respectively, and foreign tax credit (FTC) carryforwards of $110 million. If not utilized, certain U.S. federal and non-U.S. NOL carryforwards will expire between 2022 and 2037, whereas others have an unlimited carryforward period. The FTC carryforwards will expire between 2029 and 2031.
A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized. The valuation allowances for both periods presented above are associated with certain non-U.S. deferred tax assets and FTC carryforwards.
Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $1.0 billion as of December 31, 2021, are intended to be permanently reinvested outside the U.S. We do not provide for state income and foreign withholding taxes on foreign earnings intended to be permanently reinvested outside the U.S. Accordingly, state income and foreign withholding taxes, which would have aggregated to approximately $0.1 billion as of December 31, 2021, have not been provided on those earnings.
Net income taxes paid by us during 2021, 2020 and 2019, were approximately $1.6 billion, $2.2 billion and $1.7 billion, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.
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

The following table presents changes in unrecognized tax benefits:

(Millions)	2021	2020	2019
Balance, January 1	$790	$726	$701
Increases:
Current year tax positions	64	57	66
Tax positions related to prior years	225	105	78
Effects of foreign currency translations	—	—	10
Decreases:
Tax positions related to prior years	(14)	(24)	(14)
Settlements with tax authorities	(15)	(15)	(40)
Lapse of statute of limitations	(17)	(58)	(75)
Effects of foreign currency translations	(9)	(1)	—
Balance, December 31	$1,024	$790	$726

Included in the unrecognized tax benefits of $1.0 billion, $0.8 billion and $0.7 billion for December 31, 2021, 2020 and 2019, respectively, are approximately $780 million, $580 million and $623 million, respectively, that, if recognized, would favorably affect the effective tax rate in a future period.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $167 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $167 million of unrecognized tax benefits, approximately $132 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the years ended December 31, 2021, 2020 and 2019, we recognized approximately $40 million, $260 million, and $5 million, respectively, in expenses for interest and penalties.
We had approximately $380 million and $350 million accrued for the payment of interest and penalties as of December 31, 2021 and 2020, respectively.

NOTE 21
EARNINGS PER COMMON SHARE (EPS)
The computations of basic and diluted EPS for the years ended December 31 were as follows:

(Millions, except per share amounts)	2021	2020	2019
Numerator:
Basic and diluted:
Net income	$8,060	$3,135	$6,759
Preferred dividends	(71)	(79)	(81)
Equity-related adjustments (a)	(16)	—	—
Net income available to common shareholders	7,973	3,056	6,678
Earnings allocated to participating share awards (b)	(56)	(20)	(47)
Net income attributable to common shareholders	$7,917	$3,036	$6,631
Denominator: (b)
Basic: Weighted-average common stock	789	805	828
Add: Weighted-average stock options (c)	1	1	2
Diluted	790	806	830
Basic EPS	$10.04	$3.77	$8.00
Diluted EPS	$10.02	$3.77	$7.99
(a)Represents the difference between the redemption value and carrying value of the Series C and Series B preferred shares, which were redeemed on September 15, 2021 and November 15, 2021, respectively. The carrying value represents the original issuance proceeds, net of underwriting fees and offering costs for the preferred shares.
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
(c)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.01 million, 0.53 million and 0.20 million of options for the years ended December 31, 2021, 2020 and 2019, respectively, because inclusion of the options would have been anti-dilutive.

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
As of December 31, 2021 and 2020, we met all capital requirements to which we were subject and maintained regulatory capital ratios in excess of those required to qualify as well capitalized.
The following table presents the regulatory capital ratios:

(Millions, except percentages)	CET 1 capital	Tier 1 capital	Total capital	CET 1 capital ratio	Tier 1 capital ratio	Total capital ratio	Tier 1 leverage ratio
December 31, 2021: (a)
American Express Company	$17,554	$19,186	$21,506	10.5%	11.5%	12.9%	10.5%
American Express National Bank	$13,085	$13,085	$15,283	11.8%	11.8%	13.7%	10.5%
December 31, 2020: (a)
American Express Company	$18,693	$20,277	$22,385	13.5%	14.7%	16.2%	11.0%
American Express National Bank	$14,617	$14,617	$16,578	16.2%	16.2%	18.3%	10.9%
Well-capitalized ratios (b)
American Express Company				N/A	6.0%	10.0%	N/A
American Express National Bank				6.5%	8.0%	10.0%	5.0%
Minimum capital ratios (c)				4.5%	6.0%	8.0%	4.0%
Effective Minimum (d)
American Express Company				7.0%	8.5%	10.5%	4.0%
American Express National Bank				7.0%	8.5%	10.5%	4.0%
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
(c)As defined by the regulations issued by the Federal Reserve and OCC.
(d)Represents Basel III minimum capital requirement and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer for American Express Company and the capital conservation buffer for American Express National Bank.
RESTRICTED NET ASSETS OF SUBSIDIARIES
Certain of our subsidiaries are subject to restrictions on the transfer of net assets under debt agreements and regulatory requirements. These restrictions have not had any effect on our shareholder dividend policy and management does not anticipate any impact in the future. Procedures exist to transfer net assets between the Company and its subsidiaries, while ensuring compliance with the various contractual and regulatory constraints. As of December 31, 2021, the aggregate amount of net assets of subsidiaries that are restricted to be transferred was approximately $10.0 billion.

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
BANK DIVIDEND RESTRICTIONS
In the year ended December 31, 2021, AENB paid dividends from retained earnings to its parent of $8.1 billion. AENB is limited in its ability to pay dividends by banking statutes, regulations and supervisory policy. In general, applicable federal and state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as AENB, from making dividend distributions if such distributions are not paid out of available retained earnings or would cause the institution to fail to meet capital adequacy standards. If AENB’s risk-based capital ratios do not satisfy minimum regulatory requirements and applicable buffers, it will face graduated constraints on dividends and other capital distributions. As of December 31, 2021, AENB's retained earnings available for the payment of dividends was $3.6 billion. In determining the dividends to pay its parent, AENB must also consider the effects on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies. In addition, AENB's banking regulators have authority to limit or prohibit the payment of a dividend by AENB under a number of circumstances, including if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

NOTE 23
SIGNIFICANT CREDIT CONCENTRATIONS
Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to American Express’ total credit exposure. Our customers operate in diverse industries, economic sectors and geographic regions.
The following table details our maximum credit exposure of the on-balance sheet assets by category as of December 31:

(Billions)	2021	2020
Individuals (a)	$131	$108
Financial services (b)	24	34
U.S. Government and agencies (c)	2	22
Institutions (d)	15	13
Total on-balance sheet	$172	$177
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
As of December 31, 2021 and 2020, our most significant concentration of credit risk was with individuals, including Card Member loans and receivables. These amounts are generally advanced on an unsecured basis. However, we review each potential customer’s credit application and evaluate the applicant’s financial history and ability and willingness to repay. We also consider credit performance by customer tenure, industry and geographic location in managing credit exposure.
The following table details our Card Member loans and receivables exposure (including unused lines-of-credit available to Card Members as part of established lending product agreements) in the United States and outside the United States as of December 31:

(Billions)	2021	2020
On-balance sheet:
U.S.	$115	$95
Non-U.S.	27	22
On-balance sheet	142	117
Unused lines-of-credit: (a)
U.S.	261	251
Non-U.S.	66	63
Total unused lines-of-credit	$327	$314
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
•Global Commercial Services (GCS) primarily issues a wide range of proprietary corporate and small business cards globally. GCS also provides payment, expense management and financing solutions to businesses.
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
As a result of organizational changes announced during the second quarter of 2021, our loyalty coalition businesses results, which were previously reported within the GMNS segment, are now reported within the GCSG segment. Prior period segment results have been revised to conform with current period presentation.

The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the years ended December 31, 2021, 2020 and 2019:

(Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
2021
Total non-interest revenues	$18,157	$11,489	$4,964	$20	$34,630
Revenue from contracts with customers (b)	13,047	9,863	4,635	171	27,716
Interest income	7,391	1,460	16	166	9,033
Interest expense	717	449	(92)	209	1,283
Total revenues net of interest expense	24,831	12,500	5,072	(23)	42,380
Pretax income (loss)	6,826	2,928	1,949	(1,014)	10,689
Total assets (billions)	$102	$53	$15	$19	$189
2020
Total non-interest revenues	$14,632	$9,652	$4,143	$(325)	$28,102
Revenue from contracts with customers (b)	9,974	8,145	3,882	(27)	21,974
Interest income	8,199	1,586	18	280	10,083
Interest expense	1,054	619	(82)	507	2,098
Total revenues net of interest expense	21,777	10,619	4,243	(552)	36,087
Pretax income (loss)	3,687	936	1,315	(1,642)	4,296
Total assets (billions)	$87	$42	$14	$48	$191
2019
Total non-interest revenues	$17,178	$12,242	$5,428	$88	$34,936
Revenue from contracts with customers (b)	12,555	10,633	4,965	6	28,159
Interest income	9,414	1,900	27	743	12,084
Interest expense	1,731	1,034	(303)	1,002	3,464
Total revenues net of interest expense	24,861	13,108	5,758	(171)	43,556
Pretax income (loss)	4,845	2,692	2,685	(1,793)	8,429
Total assets (billions)	$107	$53	$17	$21	$198
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

GEOGRAPHIC OPERATIONS
The following table presents our total revenues net of interest expense and pretax income (loss) from continuing operations in different geographic regions based, in part, upon internal allocations, which necessarily involve management’s judgment:

(Millions)	United States	EMEA(a)	APAC(a)	LACC(a)	Other Unallocated(b)	Consolidated
2021
Total revenues net of interest expense	$33,103	$3,643	$3,418	$2,238	$(22)	$42,380
Pretax income (loss) from continuing operations	9,512	705	707	782	(1,017)	10,689
2020
Total revenues net of interest expense	$28,263	$3,087	$3,271	$2,019	$(553)	$36,087
Pretax income (loss) from continuing operations	4,418	398	665	452	(1,638)	4,296
2019
Total revenues net of interest expense	$32,629	$4,388	$3,934	$2,776	$(171)	$43,556
Pretax income (loss) from continuing operations	7,302	1,177	853	884	(1,787)	8,429
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

NOTE 25
PARENT COMPANY
PARENT COMPANY – CONDENSED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2021	2020	2019
Revenues
Non-interest revenues
Other	$343	$480	$598
Total non-interest revenues	343	480	598
Interest income	96	228	692
Interest expense	482	630	902
Total revenues net of interest expense	(43)	78	388
Expenses
Salaries and employee benefits	359	333	366
Other	346	562	816
Total expenses	705	895	1,182
Pretax loss	(748)	(817)	(794)
Income tax benefit	(248)	(236)	(282)
Net loss before equity in net income of subsidiaries and affiliates	(500)	(581)	(512)
Equity in net income of subsidiaries and affiliates	8,560	3,716	7,271
Net income	$8,060	$3,135	$6,759

PARENT COMPANY – CONDENSED BALANCE SHEETS

As of December 31 (Millions)	2021	2020
Assets
Cash and cash equivalents	$5,341	$10,968
Equity in net assets of subsidiaries and affiliates	22,623	23,306
Loans to subsidiaries and affiliates	17,848	15,887
Due from subsidiaries and affiliates	1,207	1,084
Other assets	158	164
Total assets	47,177	51,409
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable and other liabilities	2,107	1,743
Due to subsidiaries and affiliates	443	1,100
Debt with subsidiaries and affiliates	136	2,772
Long-term debt	22,314	22,810
Total liabilities	25,000	28,425
Shareholders’ Equity
Total shareholders’ equity	22,177	22,984
Total liabilities and shareholders’ equity	$47,177	$51,409

PARENT COMPANY – CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2021	2020	2019
Cash Flows from Operating Activities
Net income	$8,060	$3,135	$6,759
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net income of subsidiaries and affiliates	(8,560)	(3,716)	(7,271)
Dividends received from subsidiaries and affiliates	9,102	2,679	6,370
Other operating activities, primarily with subsidiaries and affiliates	(305)	732	1,315
Net cash provided by operating activities	8,297	2,830	7,173
Cash Flows from Investing Activities
Maturities and redemptions of investment securities	—	—	1
(Increase) decrease in loans to subsidiaries and affiliates	(176)	11,434	(4,405)
Investments in subsidiaries and affiliates	(60)	(52)	(15)
Other investing activities	—	74	82
Net cash (used in) provided by investing activities	(236)	11,456	(4,337)
Cash Flows from Financing Activities
Net decrease in short-term debt from subsidiaries and affiliates	(2,636)	(3,289)	(1,500)
Proceeds from long-term debt	3,000	—	6,469
Payments of long-term debt	(5,000)	(2,000)	(641)
Issuance of American Express preferred shares	1,584	—	—
Redemption of American Express preferred shares	(1,600)	—	—
Issuance of American Express common shares	64	44	86
Repurchase of American Express common shares and other	(7,652)	(1,029)	(4,685)
Dividends paid	(1,448)	(1,474)	(1,422)
Net cash used in financing activities	(13,688)	(7,748)	(1,693)
Net (decrease) increase in cash and cash equivalents	(5,627)	6,538	1,143
Cash and cash equivalents at beginning of year	10,968	4,430	3,287
Cash and cash equivalents at end of year	$5,341	$10,968	$4,430

Supplemental cash flow information
Years Ended December 31 (Millions)	2021	2020	2019
Non-Cash Investing Activities
Loans to subsidiaries and affiliates	$(1,787)	$(4,971)	$—
Non-Cash Financing Activities
Short-term debts from subsidiaries and affiliates	—	4,971	—
Proceeds from long-term debt	$1,787	$—	$—

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
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of our internal control over financial reporting as of December 31, 2021 are set forth in “Financial Statements and Supplementary Data.”
ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEMS 10, 11, 12 and 13. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We expect to file with the SEC in March 2022 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held May 3, 2022, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:
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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the heading “Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services,” which will appear in our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 3, 2022, is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)
1.    Financial Statements:
See the “Index to Consolidated Financial Statements” under “Financial Statements and Supplementary Data.”
2.     Financial Statement Schedules:
All schedules are omitted since the required information is either not applicable, not deemed material, or shown in the Consolidated Financial Statements.
3. Exhibits:
The following exhibits are filed as part of this report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.40 are management contracts or compensatory plans or arrangements.

3.1
Company's Amended and Restated Certificate of Incorporation as amended through August 2, 2021 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2021).

3.2
Company's By-Laws, as amended through September 26, 2016 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated September 26, 2016 (filed September 27, 2016)).

4.1	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.2
Description of American Express Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2020).

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

*	10.29	Eleventh Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated December 9, 2021).

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

	10.40
Form of notice agreement in connection with Annual Incentive Awards under the American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2019).

	10.41
Restated Letter Agreement, dated May 6, 2019, between American Express Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated May 6, 2019 (filed May 6, 2019)).

	10.42
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

	10.45
Amendment No. 3, dated December 15, 2020, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2020).

*	10.46	Amendment No. 4, dated December 28, 2021, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri.

*	21	Subsidiaries of the Company.

*	23	Consent of PricewaterhouseCoopers LLP.

*	31.1	Certification of Stephen J. Squeri, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Stephen J. Squeri, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS COMPANY
/s/ JEFFREY C. CAMPBELL
Jeffrey C. Campbell Vice Chairman and Chief Financial Officer

February 11, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ STEPHEN J. SQUERI	/s/ THEODORE J. LEONSIS
Stephen J. Squeri Chairman, Chief Executive Officer and Director	Theodore J. Leonsis Director

/s/ JEFFREY C. CAMPBELL	/s/ KAREN L. PARKHILL
Jeffrey C. Campbell Vice Chairman and Chief Financial Officer	Karen L. Parkhill Director

/s/ JESSICA LIEBERMAN QUINN	/s/ CHARLES E. PHILLIPS, JR.
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)	Charles E. Phillips, Jr. Director

/s/ THOMAS J. BALTIMORE, JR.	/s/ LYNN A. PIKE
Thomas J. Baltimore, Jr. Director	Lynn A. Pike Director

/s/ CHARLENE BARSHEFSKY	/s/ DANIEL L. VASELLA
Charlene Barshefsky Director	Daniel L. Vasella Director

/s/ JOHN J. BRENNAN	/s/ LISA W. WARDELL
John J. Brennan Director	Lisa W. Wardell Director

/s/ PETER CHERNIN	/s/ RONALD A. WILLIAMS
Peter Chernin Director	Ronald A. Williams Director

/s/ RALPH DE LA VEGA	/s/ CHRISTOPHER D. YOUNG
Ralph de la Vega Director	Christopher D. Young Director

/s/ MICHAEL O. LEAVITT
Michael O. Leavitt Director

February 11, 2022

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

	2021			2020			2019
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield
Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$25,583	$34	0.1%	$31,446	$100	0.3%	$22,169	$517	2.3%
Non-U.S.	2,291	54	2.4	2,367	51	2.2	2,085	48	2.3
Federal funds sold and securities purchased under agreements to resell
U.S.	—	—	—	—	—	—	19	3	15.8
Non-U.S.	196	10	5.1	184	11	6.0	56	6	10.7
Short-term investment securities
U.S.	360	—	—	658	7	1.1	409	11	2.7
Non-U.S.	106	—	—	97	1	1.0	93	1	1.1
Card Member loans (b)
U.S.	66,436	7,553	11.4	65,559	8,196	12.5	72,422	9,452	13.1
Non-U.S.	9,614	1,086	11.3	9,018	1,196	13.3	10,362	1,400	13.5
Other loans (b)
U.S.	2,341	181	7.7	4,078	342	8.4	4,101	413	10.1
Non-U.S.	126	30	23.8	139	45	32.4	170	43	25.3
Taxable investment securities(c)
U.S.	13,765	62	0.5	14,002	100	0.7	6,335	147	2.3
Non-U.S.	634	16	2.5	612	21	3.4	589	27	4.6
Non-taxable investment securities (c)
U.S.	87	3	4.7	128	5	5.1	237	11	5.9
Other assets (d)
Primarily U.S.	16	4	n.m	38	8	n.m.	17	5	n.m.
Total interest-earning assets (e)	$121,555	$9,033	7.4%	$128,326	$10,083	7.9%	$119,064	$12,084	10.2%
U.S.	108,588	7,837		115,909	8,758		105,709	10,559
Non-U.S.	12,967	1,196		12,417	1,325		13,355	1,525
n.m. Denotes rates determined to not be meaningful.
(a)Averages based on month-end balances.
(b)Average non-accrual loans were included in the average Card Member loan balances in amounts of $121 million, $275 million and $307 million in U.S. for 2021, 2020 and 2019, respectively. Average other loan balances for U.S. include average non-accrual loans of $1 million, $3 million and $7 million for 2021, 2020 and 2019, respectively. Average non-accrual loans are considered to determine the average yield on loans.
(c)Average yields for both taxable and non-taxable investment securities have been calculated using amortized cost balances and do not include changes in fair value recorded in other comprehensive loss. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent for 2021, 2020 and 2019.
(d)Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated income.
(e)The average yield on total interest-earning assets is adjusted for the impacts of the items mentioned in footnote (c).

Years Ended December 31, (Millions, except percentages)	2021 Average Balance (a)	2020 Average Balance (a)	2019 Average Balance (a)
Non-interest-earning assets
Cash and due from banks
U.S.	$2,729	$2,205	$2,842
Non-U.S.	868	823	732
Card Member receivables, net
U.S.	30,039	27,414	27,724
Non-U.S.	16,632	16,009	28,040
Reserves for credit losses on Card Member and other loans
U.S.	(3,964)	(4,682)	(2,057)
Non-U.S.	(369)	(526)	(258)
Other assets (b)
U.S.	16,589	14,680	12,689
Non-U.S.	5,514	5,830	5,593
Total non-interest-earning assets	68,038	61,753	75,305
U.S.	45,393	39,617	41,198
Non-U.S.	22,645	22,136	34,107
Total assets	$189,593	$190,079	$194,369
U.S.	153,981	155,526	146,908
Non-U.S.	35,612	34,553	47,461

Percentage of total average assets attributable to non-U.S. activities	18.8%	18.2%	24.4%
(a)Averages based on month-end balances.
(b)Includes premises and equipment, net of accumulated depreciation and amortization.

	2021			2020			2019
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate
Interest-bearing liabilities
Customer deposits
U.S.
Savings	$78,084	$314	0.4%	$69,796	$697	1.0%	$59,087	$1,247	2.1%
Time	6,092	139	2.3	9,898	237	2.4	12,179	298	2.4
Demand	692	2	0.3	752	5	0.7	447	9	2.0
Non-U.S.
Time	8	—	—	11	1	9.1	16	1	6.3
Other deposits	11	3	27.3	11	3	27.3	10	4	40.0
Short-term borrowings
U.S.	3	—	—	769	18	2.3	407	22	5.4
Non-U.S.	1,983	12	0.6	2,017	11	0.5	2,621	15	0.6
Long-term debt and other (b)
U.S.	38,157	808	2.1	48,690	1,123	2.3	57,936	1,859	3.2
Non-U.S.	326	5	1.5	336	3	0.9	325	9	2.8
Total interest-bearing liabilities	$125,356	$1,283	1.0%	$132,280	$2,098	1.6%	$133,028	$3,464	2.6%
U.S.	123,028	1,263		129,905	2,080		130,056	3,435
Non-U.S.	2,328	20		2,375	18		2,972	29

Non-interest-bearing liabilities
Accounts payable
U.S.	4,289			4,642			7,116
Non-U.S.	5,107			4,737			6,202
Customer deposits(c)
U.S.	494			766			385
Non-U.S.	569			682			387
Other liabilities
U.S.	22,925			18,954			18,360
Non-U.S.	6,943			6,016			6,079
Total non-interest-bearing liabilities	40,327			35,797			38,529
U.S.	27,708			24,362			25,861
Non-U.S.	12,619			11,435			12,668
Total liabilities	165,683			168,077			171,557
U.S.	150,736			154,267			155,917
Non-U.S.	14,947			13,810			15,640
Total shareholders' equity	23,910			22,002			22,812
Total liabilities and shareholders' equity	$189,593			$190,079			$194,369

Percentage of total average liabilities attributable to non-U.S. activities	9.0%			8.2%			9.1%
Interest rate spread			6.4%			6.3%			7.6%
Net interest income and net average yield on interest-earning assets(d)`		$7,750	6.4%		$7,985	6.2%		$8,620	7.2%
(a)Averages based on month-end balances.
(b)Interest expense primarily reflects interest on long-term financing and interest incurred on derivative instruments in qualifying hedging relationships on the hedged debt instruments.
(c)U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $470 million, $742 million and $353 million for 2021, 2020 and 2019, respectively. Non-U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $568 million, $679 million and $381 million for 2021, 2020 and 2019, respectively.
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

	2021 Versus 2020			2020 Versus 2019
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
Years Ended December 31, (Millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$(19)	$(47)	$(66)	$216	$(633)	$(417)
Non-U.S.	(2)	5	3	6	(3)	3
Federal funds sold and securities purchased under agreements to resell
U.S.	—	—	—	(3)	—	(3)
Non-U.S.	1	(2)	(1)	14	(9)	5
Short-term investment securities
U.S.	(3)	(4)	(7)	7	(11)	(4)
Non-U.S.	—	(1)	(1)	—	—	—
Card Member loans
U.S.	110	(753)	(643)	(896)	(360)	(1,256)
Non-U.S.	79	(189)	(110)	(182)	(22)	(204)
Other loans
U.S.	(146)	(15)	(161)	(2)	(69)	(71)
Non-U.S.	(4)	(11)	(15)	(8)	10	2
Taxable investment securities
U.S.	(1)	(37)	(38)	177	(224)	(47)
Non-U.S.	1	(6)	(5)	1	(7)	(6)
Non-taxable investment securities
U.S.	(2)	—	(2)	(7)	1	(6)
Other assets
Primarily U.S.	(5)	1	(4)	6	(3)	3
Change in interest income	9	(1,059)	(1,050)	(671)	(1,330)	(2,001)
Interest-bearing liabilities
Customer deposits
U.S.
Savings	83	(466)	(383)	226	(776)	(550)
Time	(91)	(7)	(98)	(56)	(5)	(61)
Demand	—	(3)	(3)	6	(10)	(4)
Non-U.S.
Time	—	(1)	(1)	—	—	—
Other deposits	—	—	—	—	(1)	(1)
Short-term borrowings
U.S.	(18)	—	(18)	20	(24)	(4)
Non-U.S.	—	1	1	(3)	(1)	(4)
Long-term debt and other
U.S.	(243)	(72)	(315)	(297)	(439)	(736)
Non-U.S.	—	2	2	—	(6)	(6)
Change in interest expense	(269)	(546)	(815)	(104)	(1,262)	(1,366)
Change in net interest income	$278	$(513)	$(235)	$(567)	$(68)	$(635)
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

December 31, (Millions)	2021
	Within 1 year (a)	1-5 years (b) (c)	5-15 years (c)	After 15 years (c)	Total
Loans
U.S. loans
Card Member	$76,500	$378	$—	$—	$76,878
Other	554	1,997	98	34	2,683
Non-U.S. loans
Card Member	11,684	—	—	—	11,684
Other	163	65	—	—	228
Total loans	$88,901	$2,440	$98	$34	$91,473

Loans due after one year at fixed interest rates
Card Member		$378	$—	$—	$378
Other		2,038	—	34	2,072
Loans due after one year at variable interest rates
Card Member		—	—	—	—
Other		24	98	—	122
Total loans		$2,440	$98	$34	$2,572
Card Member receivables
U.S.	$38,284	$128	$—	$—	$38,412
Non-U.S.	15,233	—	—	—	15,233
Total Card Member receivables	$53,517	$128	$—	$—	$53,645
(a)Card Member loans have no stated maturity and are therefore included in the due within one year category. However, many of our Card Members will revolve their balances, which may extend their repayment period beyond one year for balances outstanding as of December 31, 2021. Card member receivables are due upon receipt of Card Member statements and have no stated interest rate and are therefore included in the due within one year category.
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

Years Ended December 31, (Millions, except percentages and where indicated)	2021	2020
Card Member loans
Net write-offs — principal less recoveries	$672	$1,795
Net write-offs — interest and fees less recoveries	$207	$375
Average Card Member loans (billions)(a)	$76.1	$74.6
Principal only net write-offs / average Card Member loans outstanding (b)	0.9%	2.4%
Principal, interest and fees net write-offs / average Card Member loans outstanding (b)	1.2%	2.9%
Other loans
Net write-offs	$21	$111
Average Other loans (billions)(a)	$2.5	$4.2
Net write-offs/average other loans outstanding (b)	0.9%	2.6%
Card Member receivables
Net write-offs — principal and fees less recoveries	$129	$881
Average Card Member receivables (billions)(a)	$46.8	$43.9
Net write-offs / average Card Member receivables outstanding (b)	0.3%	2.0%

Reserve for credit losses	$3,421	$5,849
Non-accrual loans (c)	$96	$176
Reserve for credit losses to total loans and Card Member receivables (d)	2.4%	4.9%
Non-accrual loans to total loans (e)	0.1%	0.2%
Reserve for credit losses to non-accrual loans (f)	3476.3%	3171.4%
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
(d)Represents the reserve for credit losses as a percentage of total loans and Card Member receivables. Refer to “Maturities and Sensitivities to Changes in Interest Rates” for total outstanding balances of loans and Card Member receivables.
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

December 31,	2021		2020
(Millions, except percentages) Reserve for credit losses at end of year applicable to	Amount	Percentage (a)	Amount	Percentage (a)
Loans U.S. loans
Card Member	$3,067	91%	$4,820	86%
Other	50	1	228	4
Non-U.S. loans
Card Member	238	8	524	10
Other	2	—	10	—
	$3,357	100%	$5,582	100%

Card Member receivables
U.S.	$54	84%	$216	81%
Non-U.S.	10	16	51	19
	$64	100%	$267	100%
(a)Percentage of reserve for credit losses on loans and Card Member receivables in each category to the total reserve.

Uninsured Time Certificates of Deposit
The following table presents the amount of uninsured time certificates of deposit issued by us in our U.S. and non-U.S. offices, further segregated by time remaining until maturity. For any account holder with aggregate deposits in excess of insured limits, the uninsured deposits are calculated proportionately as a percentage of total deposits for each category of deposits held as of the reporting date.

	By remaining maturity as of December 31, 2021
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. (a)	$73	$30	$18	$93	$214
Non U.S. (b)	$1	$1	$3	$—	$5
(a)We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to $250,000 per account holder through the FDIC.
(b)Includes time deposits in certain of our Non-U.S. offices, that exceed the insurance limit as defined by the regulatory rules in individual markets.