Form 10-Q
period 2022-03-31
AMERICAN EXPRESS CO
filed 2022-04-22
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2022
Common Shares (par value $0.20 per share)	753,060,278	Shares

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
Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party service providers and business partners, direct mail, telephone, in-house sales teams, and direct response advertising. We have a significant ownership position in, and extensive commercial arrangements with, American Express Global Business Travel (GBT). The commercial arrangements with GBT include, among other things, a long-term trademark license agreement pursuant to which GBT uses the American Express brand, GBT’s support of certain of our partnerships, joint negotiation with travel suppliers and a strategic relationship between GBT and our Global Commercial Services (GCS) business.
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
Effective for the first quarter of 2022, we made the following reporting presentation changes to our Consolidated Statements of Income:
Within Non-interest revenues:
•Processed revenue represents revenues earned from processed volumes, previously reported in Discount revenue, Other fees and commissions and Other revenue.
•Service fees and other revenue combines the remaining balances from Other fees and commissions and Other revenue.
Within Total expenses:
•Disaggregated Marketing and business development expense into Business development expense and Marketing expense.
Prior period amounts have been recast to conform with current period presentation; there was no impact to Total non-interest revenues or Total expenses.
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

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended March 31,		Change 2022 vs. 2021
(Millions, except percentages, per share amounts and where indicated)	2022	2021
Selected Income Statement Data
Total revenues net of interest expense	$11,735	$9,064	$2,671	29%
Provisions for credit losses	(33)	(675)	642	95
Expenses	9,056	6,746	2,310	34
Pretax income	2,712	2,993	(281)	(9)
Income tax provision	613	758	(145)	(19)
Net income	2,099	2,235	(136)	(6)
Earnings per common share — diluted (a)	$2.73	$2.74	$(0.01)	—%

Common Share Statistics (b)
Cash dividends declared per common share	$0.52	$0.43	$0.09	21%
Average common shares outstanding:
Basic	757	804	(47)	(6)%
Diluted	758	805	(47)	(6)%

Selected Metrics and Ratios
Network volumes (Billions)	$350.3	$269.3	$81	30%
Return on average equity (c)	37.7%	37.7%
Net interest income divided by average Card Member loans	10.1%	10.4%
Net interest yield on average Card Member loans (d)	10.5%	11.3%
Effective tax rate	22.6%	25.3%
Common Equity Tier 1	10.4%	14.8%

Selected Balance Sheet Data ($ in millions)
Cash and cash equivalents	$27,678	$40,280	$(12,602)	(31)%
Card Member receivables	53,164	42,002	11,162	27
Card Member loans	88,832	70,100	18,732	27
Customer deposits	90,917	89,193	1,724	2
Long-term debt	$38,337	$42,019	$(3,682)	(9)%
# Denotes a variance of 100 percent or more
(a)Represents net income, less (i) earnings allocated to participating share awards of $16 million and $15 million for the three months ended March 31, 2022 and 2021, respectively, and (ii) dividends on preferred shares of $14 million for both the three months ended March 31, 2022 and 2021.
(b)Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP.
(c)Return on average equity (ROE) is calculated by dividing (i) annualized net income for the period by (ii) average shareholders’ equity for the period. Effective for the first quarter of 2022, the interim period calculation methodology for Return on average equity was modified to present the returns for the period on an annualized basis rather than the preceding twelve months. Prior period amounts have been recast to conform with current period presentation.
(d)Net interest yield on average Card Member loans reflects adjusted net interest income divided by average Card Member loans, computed on an annualized basis. Adjusted net interest income and net interest yield on average Card Member loans are non-GAAP measures. Refer to Table 8 for a reconciliation to Net interest income divided by average Card Member loans.

Business Environment
Our results for the first quarter reflect the continued strong growth momentum we have seen in our business during the last several quarters. We are committed to investing in our brand, customers, value proposition, coverage, technology and talent, which is driving sustainable growth across our businesses.
Worldwide network volumes for the first quarter increased 30 percent year-over-year and billed business, which represented 86 percent of our total network volumes and drives most of our financial results, increased 34 percent. G&S spend, which accounts for the majority of our billed business, grew by 19 percent on a year-over-year basis, primarily driven by ongoing strong growth in online and card-not-present spending, even while offline spending growth accelerated further. T&E spend increased 119 percent versus the prior year and essentially reached the pre-pandemic levels of 2019 globally in March.
Total revenues net of interest expense increased 29 percent year-over-year reflecting double digit growth in most of our revenue lines. The growth in network volumes drove increases in Discount revenue, our largest revenue line, and Processed revenue. Service fees and other revenue increased 42 percent year-over-year, primarily driven by higher travel-related revenues. Net card fees grew 14 percent year over year, as new card acquisitions increased and Card Member retention remained high, demonstrating the impact of investments we have made in our premium value propositions. Net interest income grew by 20 percent year-over-year, primarily driven by growth in loans, partially offset by higher paydown rates on loan balances.
Card Member loans grew 27 percent year-over-year, which was lower than the growth in billed business due to higher paydown rates driven in part by the continued liquidity and financial strength of our customer base. Provisions for credit losses increased, resulting in a lower net benefit in the current quarter as compared to a year ago, primarily due to a lower net reserve release in the current quarter, partially offset by lower net write-offs. The reserve release in the current period was primarily driven by a reduction in pandemic-driven reserves reflecting sustained recovery from the macroeconomic impact of the COVID-19 pandemic. While delinquency and net write-off rates remain well below pre-pandemic levels, they increased modestly on a sequential basis as compared to the prior quarter.
Card Member rewards, Business development, and Card Member services increased year-over-year due to spend growth and higher usage of travel-related benefits. Card Member rewards expense growth was also driven by a larger proportion of spend in categories that earn incremental rewards such as travel. Marketing expense increased 27 percent year-over-year, due to higher investments to drive growth momentum and accelerate new card acquisitions. We continue to see great demand for our products and a wide range of attractive investment opportunities. Operating expenses increased 26 percent year-over-year primarily due to prior-year net gains on our Amex Ventures equity investments and higher compensation costs in the current quarter.
During the quarter, we maintained our capital ratios within our target range and returned $1.9 billion of capital to our shareholders through share buybacks and dividends. We also increased our quarterly common stock dividend by 21 percent. We plan to continue to return to shareholders the excess capital we generate while supporting our balance sheet growth.
Although we recognize the uncertainty in the geopolitical and inflationary environment, the combination of our investments, successful execution of our strategy, and a number of structural shifts have all come together to deliver our strong first quarter results and build growth momentum.
See “Certain Legislative, Regulatory and Other Developments” and "Risk Factors" for information on certain matters that could have a material adverse effect on our results of operations and financial condition.

Results of Operations
The discussions in both the “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three months ended March 31, 2022 compared to the same period in the prior year, as presented in the accompanying tables.
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended March 31,		Change 2022 vs. 2021
(Millions, except percentages)	2022	2021
Discount revenue	$6,835	$5,001	$1,834	37%
Net card fees (a)	1,423	1,253	170	14
Service fees and other revenue	906	638	268	42
Processed revenue	372	342	30	9
Total non-interest revenues	9,536	7,234	2,302	32
Total interest income	2,520	2,192	328	15
Total interest expense	321	362	(41)	(11)
Net interest income	2,199	1,830	369	20
Total revenues net of interest expense	$11,735	$9,064	$2,671	29%
(a)Effective April 1, 2021, we prospectively changed the recognition of certain costs paid to a third party previously recognized over the twelve month card membership period in Net card fees in the Consolidated Statements of Income; such costs are now recorded as incurred in Marketing expense.
Total Revenues Net of Interest Expense
Discount revenue increased, primarily driven by an increase in billed business of 34 percent. U.S. billed business increased 33 percent and non-U.S. billed business increased 34 percent. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased, primarily driven by growth in our premium card portfolios. The year-over-year growth rate also reflected a prospective change we made in the recognition of certain costs paid to a third party previously recognized in Net card fees, effective April 1, 2021.
Service fees and other revenue increased, primarily due to higher foreign exchange conversion revenue related to cross-border Card Member spending, higher travel commissions and fees from our consumer travel business and a lower net loss from GBT in the current year compared to the prior year.
Processed revenue increased, primarily driven by an increase in processed volumes, partially offset by the repositioning of certain of our alternative payment solutions.
Interest income increased, primarily due to an increase in average Card Member loan balances, partially offset by higher paydown rates on Card Member loan balances.
Interest expense decreased, primarily driven by a reduction in average debt and lower interest rates paid on deposits.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended March 31,		Change 2022 vs. 2021
(Millions, except percentages)	2022	2021
Card Member receivables
Net write-offs	$67	$53	$14	26%
Reserve (release) build (a)	13	(63)	76	#
Total	80	(10)	90	#
Card Member loans
Net write-offs	215	304	(89)	(29)
Reserve (release) build (a)	(326)	(877)	551	63
Total	(111)	(573)	462	81
Other
Net write-offs - Other loans (b)	2	14	(12)	(86)
Net write-offs - Other receivables (c)	3	8	(5)	(63)
Reserve (release) build - Other loans (a)(b)	(4)	(96)	92	96
Reserve (release) build - Other receivables (a)(c)	(3)	(18)	15	83
Total	(2)	(92)	90	98
Total provisions for credit losses	$(33)	$(675)	$642	95%
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve (release) build.
(b)Relates to Other loans of $3.3 billion and $2.9 billion, less reserves of $48 million and $52 million, as of March 31, 2022 and December 31, 2021, respectively; and $2.3 billion and $2.9 billion, less reserves of $143 million and $238 million, as of March 31, 2021 and December 31, 2020, respectively.
(c)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $2.7 billion and $2.7 billion, less reserves of $22 million, and $25 million, as of March 31, 2022 and December 31, 2021, respectively; and $2.4 billion and $3.0 billion, less reserves of $67 million and $85 million, as of March 31, 2021 and December 31, 2020, respectively.
Provisions for Credit Losses
Card Member loans provision for credit losses resulted in a lower net benefit for the current three month period, primarily due to a lower reserve release in the current period, partially offset by lower net write-offs. The reserve release in the current period was primarily driven by a reduction in pandemic-driven reserves reflecting sustained recovery from the macroeconomic impact of the COVID-19 pandemic. The reserve release in the prior period was driven by improving macroeconomic indicators as well as improved credit performance.
Card Member receivables provision for credit losses increased for the current three month period, primarily due to a reserve build in the current period, versus a reserve release in the prior period, primarily driven by higher delinquencies.
Other loans provision for credit losses resulted in a lower net benefit for the current three month period, primarily due to a higher reserve release in the prior period, partially offset by lower net write-offs. The reserve release in the prior period was due to improved credit performance and lower balances on non-card loans.
Refer to Note 3 to the "Consolidated Financial Statements" for further information regarding our reserves for credit losses.

Table 4: Expenses Summary

	Three Months Ended March 31,		Change 2022 vs. 2021
(Millions, except percentages)	2022	2021
Card Member rewards	$3,111	$2,243	$868	39%
Business development	1,043	802	241	30
Card Member services	626	317	309	97
Marketing	1,224	964	260	27
Salaries and employee benefits	1,654	1,550	104	7
Other, net	1,398	870	528	61
Total expenses	$9,056	$6,746	$2,310	34%
Expenses
Card Member rewards expense increased, primarily driven by increases in Membership Rewards and cash back rewards expenses of $563 million and cobrand rewards expense of $305 million, both of which were primarily driven by higher billed business. The increase in Membership Rewards expense was also driven by a larger proportion of spend in categories that earn incremental rewards such as travel.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) at March 31, 2022 and 96 percent (rounded up) at March 31, 2021.
Business development expense increased, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased, primarily due to higher usage of travel-related benefits.
Marketing expense increased, primarily due to increases in business investments. The year-over-year growth rate also reflected the previously mentioned prospective change we made in the recognition of certain costs paid to a third party previously recognized in Net card fees, effective April 1, 2021.
Salaries and employee benefits expense increased, primarily driven by higher compensation.
Other expenses increased, primarily driven by net gains on Amex Ventures equity investments in the prior year and an increase in professional services expense.

Income Taxes
The effective tax rate was 22.6 percent and 25.3 percent for the three months ended March 31, 2022 and 2021, respectively. The decrease primarily reflected discrete tax benefits in the current period related to the resolution of certain prior years’ tax items and stock-based compensation. The prior period effective tax rate also reflected the prospective implementation of the Proportional Amortization Method to account for investments in qualified affordable housing projects.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021
Network volumes: (billions)
U.S.	$244.5	$186.2	31%
Outside the U.S.	105.8	83.1	27
Total	$350.3	$269.3	30
Billed business	$301.0	$225.4	34
Processed volumes	49.3	43.9	12
Total	$350.3	$269.3	30
Cards-in-force: (millions)
U.S.	57.7	54.1	7
Outside the U.S.	66.9	58.8	14
Total	124.6	112.9	10
Proprietary	72.8	69.0	6
Basic cards-in-force: (millions)
U.S.	45.4	42.4	7
Outside the U.S.	57.9	49.8	16
Total	103.3	92.2	12
Average proprietary basic Card Member spending: (dollars)
U.S.	$5,965	$4,723	26
Outside the U.S.	4,165	3,170	31
Worldwide Average	$5,452	$4,270	28
Average discount rate	2.32%	2.26%
Average fee per card (dollars)(a)	$79	$73	8%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.

Table 6: Network Volumes-Related Statistical Information

	Three Months Ended March 31, 2022
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Network volumes	30%	32%
Total billed business	34	35
Consumer billed business	37	39
Commercial billed business	30	32
Processed volumes	12	15

U.S.
Network volumes	31
Total billed business	33
Consumer billed business	38
Commercial billed business	30

Outside the U.S.
Network volumes	27	33
Total billed business	34	41
Consumer billed business	36	43
Commercial billed business	32	39
Asia Pacific, Australia & New Zealand network volumes	13	19
Latin America, Canada & Caribbean network volumes	39	40
Europe, the Middle East & Africa network volumes	50	57

Merchant Industry Metrics
Worldwide billed business
G&S-related (77% of worldwide billed business)	19	21
T&E-related (23% of worldwide billed business)	119	121
Airline-related (5% of worldwide billed business)	241	246%
U.S. billed business
G&S-related (77% of U.S. billed business)	20
T&E-related (23% of U.S. billed business)	110
Airline-related (5% of U.S. billed business)	217%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2022 vs. 2021
(Millions, except percentages and where indicated)	2022	2021
Worldwide Card Member loans:
Card Member loans: (billions)
U.S.	$77.2	$61.6	25%
Outside the U.S.	11.6	8.5	36
Total	$88.8	$70.1	27
Credit loss reserves:
Beginning balance	$3,305	$5,344	(38)
Provisions - principal, interest and fees	(111)	(573)	81
Net write-offs — principal less recoveries	(165)	(241)	(32)
Net write-offs — interest and fees less recoveries	(50)	(63)	(21)
Other (a)	2	—	—
Ending balance	$2,981	$4,467	(33)
% of loans	3.4%	6.4%
% of past due	455%	723%
Average loans (billions)	$86.8	$70.7	23
Net write-off rate — principal only (b)	0.8%	1.4%
Net write-off rate — principal, interest and fees (b)	1.0	1.7
30+ days past due as a % of total	0.7%	0.9%

Worldwide Card Member receivables:
Card Member receivables: (billions)
U.S.	$38.2	$30.1	27
Outside the U.S.	15.0	11.9	26
Total	$53.2	$42.0	27
Credit loss reserves:
Beginning balance	$64	$267	(76)
Provisions - principal and fees	80	(10)	#
Net write-offs - principal and fees less recoveries	(67)	(53)	26
Other (a)	(1)	(2)	(50)
Ending balance	$76	$202	(62)%
% of receivables	0.1%	0.5%
Net write-off rate — principal and fees (c)	0.5%	0.5%
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

Table 8: Net Interest Yield on Average Card Member Loans

	Three Months Ended March 31,
(Millions, except percentages and where indicated)	2022	2021
Net interest income	$2,199	$1,830
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	158	236
Interest income not attributable to our Card Member loan portfolio (b)	(105)	(96)
Adjusted net interest income (c)	$2,252	$1,970
Average Card Member loans (billions)	$86.8	$70.7
Net interest income divided by average Card Member loans (c)	10.1%	10.4%
Net interest yield on average Card Member loans (c)	10.5%	11.3%
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

Business Segment Results of Operations
Effective for the first quarter of 2022, we updated the methodology used to allocate certain revenues across reportable operating segments. Prior period amounts have been recast to conform with current period presentation.
Global Consumer Services Group
Table 9: GCSG Selected Income Statement Data

	Three Months Ended March 31,		Change
(Millions, except percentages)	2022	2021	2022 vs. 2021
Revenues
Non-interest revenues	$5,049	$3,809	$1,240	33%
Interest income	2,040	1,808	232	13
Interest expense	192	188	4	2
Net interest income	1,848	1,620	228	14
Total revenues net of interest expense	6,897	5,429	1,468	27
Provisions for credit losses	(55)	(503)	448	89
Total revenues net of interest expense after provisions for credit losses	6,952	5,932	1,020	17
Total expenses	5,217	3,787	1,430	38
Pretax segment income	$1,735	$2,145	$(410)	(19)%
GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel and lifestyle services and non-card financing products, and manages certain international joint ventures, our partnership agreements in China and our loyalty coalition businesses operated in certain countries.
Non-interest revenues increased across all revenue categories.
Discount revenue increased 40 percent, primarily driven by an increase in consumer billed business of 37 percent.
See Tables 5, 6 and 10 for more details on volume performance.
Net card fees increased 13 percent, primarily driven by growth in our premium card portfolios. The year-over-year growth rate also reflected the previously-mentioned prospective change we made in the recognition of certain costs paid to a third party previously recognized in Net card fees, effective April 1, 2021.
Service fees and other revenue increased 38 percent, primarily due to higher foreign exchange conversion revenue related to cross-border Card Member spending and higher travel commissions and fees from our consumer travel business.
Net interest income increased, primarily due to an increase in average Card Member loan balances, partially offset by higher paydown rates on Card Member loan balances.
Card Member loans provision for credit losses resulted in a lower net benefit for the current three month period, primarily due to a lower reserve release in the current period, partially offset by lower net write-offs. The reserve release in the current period was primarily driven by a reduction in pandemic-driven reserves reflecting sustained recovery from the macroeconomic impact of the COVID-19 pandemic. The reserve release in the prior period was driven by improving macroeconomic indicators as well as improved credit performance.
Card Member receivables provision for credit losses increased for the current three month period, primarily due to a reserve build in the current period, versus a reserve release in the prior period, primarily driven by higher delinquencies.

Card Member rewards expense increased 43 percent, primarily driven by higher billed business as well as a larger proportion of spend in categories that earn incremental rewards such as travel.
Business development expense increased 38 percent, primarily due to increased partner payments driven by higher network volumes.
Card Member services expense increased 97 percent, primarily due to higher usage of travel-related benefits in the current year.
Marketing expense increased 32 percent, primarily due to increases in business investments. The year-over-year growth rate also reflected the previously-mentioned prospective change we made in the recognition of certain costs paid to a third party previously recognized in Net card fees, effective April 1, 2021.
Salaries and employee benefits and other operating expenses increased 21 percent, primarily driven by higher compensation and higher technology and other servicing-related costs.

Table 10: GCSG Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2022 vs. 2021
(Millions, except percentages and where indicated)	2022	2021
Billed business: (billions)
U.S.	$122.7	$89.0	38%
Outside the U.S.	41.1	30.3	36
Total	$163.8	$119.3	37
Proprietary cards-in-force:
U.S.	39.8	37.8	5
Outside the U.S.	17.2	16.7	3
Total	57.0	54.5	5
Proprietary basic cards-in-force:
U.S.	27.9	26.7	4
Outside the U.S.	12.1	11.6	4
Total	40.0	38.3	4
Average proprietary basic Card Member spending: (dollars)
U.S.	$4,444	$3,336	33
Outside the U.S.	$3,434	$2,616	31
Average	$4,138	$3,118	33
Total segment assets (billions)	$101.0	$81.9	23
Card Member loans:
Total loans (billions)
U.S.	$59.1	$48.3	22
Outside the U.S.	10.4	8.0	30
Total	$69.5	$56.3	23
Average loans (billions)
U.S.	$58.1	$49.0	19
Outside the U.S.	10.4	8.3	25
Total	$68.5	$57.3	20%

U.S.
Net write-off rate - principal only (a)	0.8%	1.3%
Net write-off rate - principal, interest and fees (a)	1.0	1.6
30+ days past due as a % of total	0.8	0.9
Outside the U.S.
Net write-off rate - principal only (a)	1.0	2.5
Net write-off rate - principal, interest and fees (a)	1.3	3.2
30+ days past due as a % of total	0.9	1.6
Total
Net write-off rate – principal only (a)	0.8	1.4
Net write-off rate – principal, interest and fees (a)	1.1	1.8
30+ days past due as a % of total	0.8%	1.0%

	As of or for the Three Months Ended March 31,		Change 2022 vs. 2021
(Millions, except percentages and where indicated)	2022	2021
Card Member receivables: (billions)
U.S.	$13.4	$11.2	20%
Outside the U.S.	7.2	6.0	20
Total	$20.6	$17.2	20%

U.S.
Net write-off rate – principal only (a)	0.2%	—%
Net write-off rate – principal and fees (a)	0.3	0.1
30+ days past due as a % of total	0.6	0.4
Outside the U.S.
Net write-off rate – principal only (a)	0.9	1.3
Net write-off rate – principal and fees (a)	0.9	1.4
30+ days past due as a % of total	1.0	0.9
Total
Net write-off rate – principal only (a)	0.5	0.5
Net write-off rate – principal and fees (a)	0.5	0.6
30+ days past due as a % of total	0.7%	0.6%
(a)Refer to Table 7 footnote (b).

Table 11: GCSG Net Interest Yield on Average Card Member Loans

	Three Months Ended March 31,
(Millions, except percentages and where indicated)	2022	2021
U.S.
Net interest income	$1,633	$1,421
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	34	60
Interest income not attributable to our Card Member loan portfolio (b)	(42)	(25)
Adjusted net interest income (c)	$1,625	$1,456
Average Card Member loans (billions)	$58.1	$49.0
Net interest income divided by average Card Member loans (c)	11.2%	11.6%
Net interest yield on average Card Member loans (c)	11.3%	12.1%
Outside the U.S.
Net interest income	$215	$199
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	26	26
Interest income not attributable to our Card Member loan portfolio (b)	(3)	(2)
Adjusted net interest income (c)	$238	$223
Average Card Member loans (billions)	$10.4	$8.3
Net interest income divided by average Card Member loans (c)	8.3%	9.6%
Net interest yield on average Card Member loans (c)	9.3%	10.9%
Total
Net interest income	$1,848	$1,620
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	59	86
Interest income not attributable to our Card Member loan portfolio (b)	(44)	(27)
Adjusted net interest income (c)	$1,863	$1,679
Average Card Member loans (billions)	$68.5	$57.3
Net interest income divided by average Card Member loans (c)	10.8%	11.3%
Net interest yield on average Card Member loans (c)	11.0%	11.9%
(a)Refer to Table 8 footnote (a).
(b)Refer to Table 8 footnote (b).
(c)Refer to Table 8 footnote (c).

Global Commercial Services
Table 12: GCS Selected Income Statement Data

	Three Months Ended March 31,		Change 2022 vs. 2021
(Millions, except percentages)	2022	2021
Revenues
Non-interest revenues	$3,180	$2,442	$738	30%
Interest income	436	336	100	30
Interest expense	122	116	6	5
Net interest income	314	220	94	43
Total revenues net of interest expense	3,494	2,662	832	31
Provisions for credit losses	21	(161)	182	#
Total revenues net of interest expense after provisions for credit losses	3,473	2,823	650	23
Total expenses	2,669	2,148	521	24
Pretax segment income	$804	$675	$129	19%
# Denotes a variance of 100 percent or more
GCS primarily issues a wide range of proprietary corporate and small business cards globally. GCS also provides payment, expense management and financing solutions to businesses.
Non-interest revenues increased, primarily driven by higher Discount revenue, Net card fees and Service fees and other revenue, partially offset by a decrease in Processed revenue.
Discount revenue increased 34 percent, primarily driven by an increase in commercial billed business of 30 percent.
See Tables 5, 6 and 13 for more details on volume performance.
Net card fees increased 16 percent, primarily driven by growth in our premium card portfolios.
Processed revenue decreased 48 percent, primarily driven by the repositioning of certain of our alternative payment solutions.
Net interest income increased, primarily due to an increase in average Card Member loan balances, partially offset by higher paydown rates on Card Member loan balances.
Card Member loans provision for credit losses resulted in a lower net benefit for the current three month period, primarily due to a lower reserve release in the current period, partially offset by lower net write-offs. The reserve release in the current period was primarily driven by a reduction in pandemic-driven reserves reflecting sustained recovery from the macroeconomic impact of the COVID-19 pandemic. The reserve release in the prior period was driven by improving macroeconomic indicators as well as improved credit performance.
Card Member receivables provision for credit losses increased for the current three month period, primarily due to a lower reserve release in the current period versus the prior period, primarily driven by higher delinquencies.
Card Member rewards expense increased 32 percent, primarily driven by higher billed business as well as a larger proportion of spend in categories that earn incremental rewards such as travel.
Business development expense increased 41 percent, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased 116 percent, primarily due to higher usage of travel-related benefits in the current year.
Marketing expense increased 20 percent, primarily due to increases in business investments.
Salaries and employee benefits and other operating expenses increased 8 percent, primarily driven by higher compensation and higher technology and other servicing-related costs.

Table 13: GCS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2022 vs 2021
(Millions, except percentages and where indicated)	2022	2021
Billed business (billions)	$135.7	$104.0	30%
Proprietary cards-in-force	15.8	14.5	9
Average Card Member spending (dollars)	$8,682	$7,159	21
Total segment assets (billions)	$55.6	$42.4	31
GSBS Card Member loans:
Total loans (billions)	$19.3	$13.8	40
Average loans (billions)	$18.2	$13.4	36
Net write-off rate - principal only (a)	0.6%	1.0%
Net write-off rate - principal, interest and fees (a)	0.7%	1.2%
30+ days past due as a % of total	0.6%	0.6%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$314	$220
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	91	93
Interest income not attributable to our Card Member loan portfolio (c)	(16)	(22)
Adjusted net interest income (d)	$389	$291
Average Card Member loans (billions)	$18.3	$13.5
Net interest income divided by average Card Member loans (d)	6.9%	6.5%
Net interest yield on average Card Member loans (d)	8.6%	8.7%
Card Member receivables:
Total receivables (billions)	$32.5	$24.8	31
Net write-off rate - principal and fees (e)	0.5%	0.5%
GCP Card Member receivables:
Total receivables (billions)	$14.5	$10.5	38
90+ days past billing as a % of total (e)	0.3%	0.4%
Net write-off rate - principal and fees (e)	0.2%	0.4%
GSBS Card Member receivables:
Total receivables (billions)	$18.0	$14.3	26%
Net write-off rate - principal only (a)	0.7%	0.5%
Net write-off rate - principal and fees (a)	0.8%	0.5%
30+ days past due as a % of total	0.9%	0.6%
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

Global Merchant and Network Services
Table 14: GMNS Selected Income Statement and Other Data

	Three Months Ended March 31,		Change 2022 vs. 2021
(Millions, except percentages and where indicated)	2022	2021
Revenues
Non-interest revenues	$1,356	$1,061	$295	28%
Interest income	2	4	(2)	(50)
Interest expense	(44)	(17)	(27)	#
Net interest income	46	21	25	#
Total revenues net of interest expense	1,402	1,082	320	30
Provisions for credit losses	—	(10)	10	#
Total revenues net of interest expense after provisions for credit losses	1,402	1,092	310	28
Total expenses	715	707	8	1
Pretax segment income	687	385	302	78
Total segment assets (billions)	$16.1	$13.6		18%
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
Non-interest revenues increased, primarily driven by higher Discount revenue due to a 34 percent increase in worldwide billed business.
See Tables 5 and 6 for more details on volume performance.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased, primarily due to a higher interest expense credit, largely driven by an increase in average merchant payables related to year-over-year network volume growth.
Business development expense increased 9 percent, primarily due to increased partner payments driven by higher network volumes.
Marketing expense increased 13 percent, primarily due to increases in business investments.
Salaries and employee benefits and other operating expenses decreased 5 percent, primarily driven by a current year reserve release versus a prior year reserve build for merchant exposure associated with Card Member travel-related purchases during the COVID-19 pandemic, partially offset by higher compensation.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $514 million for the three months ended March 31, 2022, compared to $212 million for the same period in the prior year. The increase in the pretax loss was primarily driven by net gains on Amex Ventures equity investments in the prior year, partially offset by lower deferred and current compensation costs and a lower net loss in the current year from GBT.
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
We continue to see volatility in the capital markets due to a variety of factors, including the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine, supply chain disruptions and inflation. We monitor the changing macroeconomic environment and manage our balance sheet to reflect evolving circumstances.
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
We seek to maintain capital levels and ratios in excess of the minimum regulatory requirements, specifically within a 10 to 11 percent target range for American Express Company's Common Equity Tier 1 (CET1) risk-based capital ratio.
We maintain certain flexibility to shift capital across our businesses as appropriate. For example, we may infuse additional capital into subsidiaries to maintain capital at targeted levels in consideration of debt ratings and regulatory requirements. These infused amounts can affect the capital and liquidity positions at the American Express parent company level or in other subsidiaries.
We report our capital ratios using the Basel III capital definitions and the Basel III standardized approach for calculating risk-weighted assets.

The following table presents our regulatory risk-based capital and leverage ratios and those of our U.S. bank subsidiary, American Express National Bank (AENB), as of March 31, 2022.
Table 15: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of March 31, 2022
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.4%
American Express National Bank		12.6
Tier 1	8.5
American Express Company		11.4
American Express National Bank		12.6
Total	10.5
American Express Company		12.8
American Express National Bank		14.6
Tier 1 Leverage	4.0%
American Express Company		10.4
American Express National Bank		10.9%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company's regulatory risk-based capital and risk-weighted assets as of March 31, 2022:
Table 16: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	March 31, 2022
Risk-Based Capital
Common Equity Tier 1	$17.6
Tier 1 Capital	19.3
Tier 2 Capital	2.4
Total Capital	21.6

Risk-Weighted Assets	169.4
Average Total Assets to calculate the Tier 1 Leverage Ratio	$185.3
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
Common Equity Tier 1 Risk-Based Capital Ratio — Calculated as CET1 capital, divided by risk-weighted assets. CET1 capital is common shareholders’ equity, adjusted for ineligible goodwill and intangible assets and certain deferred tax assets. CET1 capital is also adjusted for the Current Expected Credit Loss (CECL) final rules, as described below.
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

Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the reserve for loan and receivable credit losses adjusted for the CECL final rules (limited to 1.25 percent of risk-weighted assets) and $240 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $240 million of eligible subordinated notes reflect a 60 percent, or $360 million, reduction of Tier 2 capital credit for the $600 million subordinated debt issued in December 2014.
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
As a Category IV firm, we are subject to the Federal Reserve's supervisory stress tests in 2022. We submitted to the Federal Reserve our annual capital plan in April 2022. The Federal Reserve is expected to notify us of our SCB by the end of the second quarter of 2022, which will be effective by the beginning of the fourth quarter of 2022.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three months ended March 31, 2022, we returned $1.9 billion to our shareholders in the form of common stock dividends of $0.4 billion and share repurchases of $1.5 billion. We repurchased 8.2 million common shares at an average price of $180.64 in the first quarter of 2022.
In addition, during the three months ended March 31, 2022, we paid $14 million in dividends on non-cumulative perpetual preferred shares outstanding.
Funding Strategy
Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to finance our global businesses and to maintain a strong liquidity profile.
We aim to satisfy our financing needs with a diverse set of funding sources. The diversity of funding sources by type of instrument, by tenor and by investor base, among other factors, mitigates the impact of disruptions in any one type of instrument, tenor or investor. We seek to achieve diversity and cost efficiency in our funding sources by maintaining scale and market relevance in unsecured debt, asset securitizations and deposits, and access to secured borrowing facilities and a committed bank credit facility.
Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of March 31, 2022 and December 31, 2021:
Table 17: Summary of Customer Deposits and Consolidated Debt

(Billions)	March 31, 2022	December 31, 2021
Customer deposits	$90.9	$84.4
Short-term borrowings	2.1	2.2
Long-term debt	38.3	38.7
Total customer deposits and debt	$131.3	$125.3
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.

Table 18: Debt Issuances

(Billions)	2022
American Express Company:
Fixed Rate Senior Notes (weighted-average coupon rate of 2.40%)	$3.5
Floating Rate Senior Notes (compounded SOFR (a) plus weighted-average spread of 93 basis points)	0.5
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 2.21%)	1.3
Total	$5.3
(a)Secured overnight financing rate (SOFR).
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
Table 19: Unsecured Debt Ratings

American Express Entity		Moody's	S&P	Fitch
American Express Company	Long Term	A2	BBB+	A
	Short Term	N/A	A-2	F1
	Outlook	Stable	Stable	Stable
American Express Travel Related Services Company, Inc.	Long Term	A2	A-	A
	Short Term	Prime-1	A-2	F1
	Outlook	Stable	Stable	Stable
American Express National Bank	Long Term	A3	A-	A
	Short Term	Prime-1	A-2	F1
	Outlook	Stable	Stable	Stable
American Express Credit Corporation	Long Term	A2	A-	A
	Short Term	N/A	N/A	N/A
	Outlook	Stable	Stable	Stable
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
Securitized Borrowing Capacity
As of March 31, 2022, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2024, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility with a maturity date of September 16, 2024, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of March 31, 2022, $1.0 billion was drawn on the Charge Trust facility and no amounts were drawn on the Lending Trust facility.
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
As of March 31, 2022, we had approximately $85.1 billion in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility of $3.5 billion as of March 31, 2022, with a maturity date of October 15, 2024. As of March 31, 2022, no amounts were drawn on this facility.

Unused Credit Outstanding
As of March 31, 2022, we had approximately $337 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit and therefore are not reflected in unused credit available to Card Members.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the three months ended March 31:
Table 20: Cash Flows

(Billions)	2022	2021
Total cash provided by (used in):
Operating activities	$3.9	$2.3
Investing activities	(2.8)	4.8
Financing activities	4.5	0.4
Effect of foreign currency exchange rates on cash and cash equivalents	—	(0.2)
Net increase in cash and cash equivalents	$5.6	$7.3
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
In 2022, the net cash provided by operating activities was primarily driven by cash generated from net income for the period and higher net operating liabilities.
In 2021, the net cash provided by operating activities was primarily driven by cash generated from net income for the period and lower net operating assets and liabilities.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member loans and receivables, as well as changes in our available-for-sale investment securities portfolio.
In 2022, the net cash used in investing activities was primarily driven by net purchases of investment securities.
In 2021, the net cash provided by investing activities was primarily driven by lower Card Member loans and receivables balances. The decline in Card Member loans and receivables balances was due to ongoing paydown of outstanding balances by Card Members, combined with the decline in spending that occurred due to the COVID-19 pandemic.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
In 2022, the net cash provided by financing activities was primarily driven by growth in customer deposits, partially offset by share repurchases and dividend payments.
In 2021, the net cash provided by financing activities was primarily driven by growth in customer deposits, partially offset by debt repayments and share repurchases and dividend payments.

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
Governmental authorities have focused, and we believe will continue to focus, considerable attention on reviewing compliance by financial services firms with laws and regulations, and we continually work to evolve and improve our risk management framework, governance structures, practices and procedures. Reviews by us and governmental authorities to assess compliance with laws and regulations, as well as our own internal reviews to assess compliance with internal policies, including errors or misconduct by employees or third parties or control failures, have resulted in, and are likely to continue to result in, changes to our products, practices and procedures, restitution to our customers and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations, enforcement proceedings and the imposition of fines or civil money penalties, in the event of noncompliance or alleged noncompliance with laws or regulations. External publicity concerning investigations can increase the scope and scale of those investigations and lead to further regulatory inquiries.
For example, as previously disclosed, beginning in May 2020 we began responding to a regulatory review led by the Office of the Comptroller of the Currency and the Department of Justice Civil Division regarding historical sales practices relating to certain small business card sales. In January 2021, we received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York regarding the sales practices for small business cards and a Civil Investigative Demand from the Consumer Financial Protection Bureau (CFPB) seeking information on sales practices related to consumers. We are cooperating with all inquiries into our sales practices and related compliance practices. We continue to review and enhance our processes and controls related to our sales practices and business conduct generally, take disciplinary and remedial actions where appropriate, and provide information regarding our reviews to our regulators, including the Federal Reserve. We do not believe these matters will have a material adverse impact on our business or results of operations.
Please see the “Supervision and Regulation” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K) for further information.
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
For more information on consumer financial products regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2021 Form 10-K.
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

The European Union, Australia, Canada and other jurisdictions have focused on interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance. Regulation and other governmental actions relating to pricing or practices could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted, and may continue to negatively impact, the discount revenue we earn, including as a result of downward pressure on our merchant discount rates from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants. There is uncertainty as to when or how interchange fee caps and other provisions of the EU and U.K. payments legislation might apply when we work with cobrand partners and agents in the EU and the U.K. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU or the U.K.
Broad regulatory oversight over payment systems can also include, in some cases, requirements for international card networks to localize aspects of their operations, such as processing infrastructure and data storage, which increases our costs and could diminish the value of our closed loop. The development and enforcement of payment system regulatory regimes generally continue to grow and may adversely affect our ability to compete effectively and maintain and extend our global network. On April 23, 2021, the Reserve Bank of India imposed restrictions on the ability of American Express Banking Corp. to engage in certain card issuing activities in India from May 1, 2021 until it complies with a regulation requiring storage of payment transaction data exclusively in India. This order does not impact existing customers. We are working towards complying with the regulation.
For more information on payments regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2021 Form 10-K.
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
For more information on the potential impacts of surcharging and other actions that could impair the Card Member experience, please see the “Risk Factors” section of the 2021 Form 10-K.
Antitrust Litigation
We continue to vigorously defend antitrust and other claims initiated by merchants. See Note 7 to the "Consolidated Financial Statements" for descriptions of the cases. It is possible that actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims for damages, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in the merchant litigations on our business, please see the “Risk Factors” section of the 2021 Form 10-K.

Privacy, Data Protection, Data Governance, Information and Cyber Security
Regulatory and legislative activity in the areas of privacy, data protection, data governance, resiliency and information and cyber security continues to increase worldwide. We have established, and continue to maintain, policies and a governance framework to comply with applicable laws, meet evolving customer and industry expectations and support and enable business innovation and growth. Global financial institutions like us, as well as our customers, employees, regulators, service providers and other third parties, have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. For more information on privacy, data protection and information and cyber security regulation and the potential impacts of a major information or cyber security incident on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2021 Form 10-K.
Anti-Money Laundering
We are subject to significant supervision and regulation, and an increasingly stringent enforcement environment, with respect to compliance with anti-money laundering (AML) laws and regulations. In the United States, the majority of AML requirements are derived from the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the Bank Secrecy Act), as amended by the USA PATRIOT Act of 2001. The Anti-Money Laundering Act of 2020 (the AMLA), enacted in January 2021, amended the Bank Secrecy Act and is intended to comprehensively reform and modernize U.S. AML laws. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, the effects of which are not known at this time. In Europe, AML requirements are largely the result of countries transposing the 5th and 6th EU Anti-Money Laundering Directives (and preceding EU Anti-Money Laundering Directives) into local laws and regulations. Numerous other countries have also enacted or proposed new or enhanced AML legislation and regulations applicable to American Express.
Among other things, these laws and regulations require us to establish AML programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements. Our AML programs have become the subject of heightened scrutiny in some countries, including certain member states in the EU. Any errors, failures or delays in complying with AML and counter-terrorist financing laws, perceived deficiencies in our AML programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activity can give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities, or other enforcement actions. For more information on AML regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2021 Form 10-K.
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
Billed business — Represents transaction volumes (including cash advances) on payment products issued by American Express. Billed business is reported as inside the United States or outside the United States based on the location of the issuer.
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
Cards-in-force — Represents the number of cards that are issued and outstanding by American Express (proprietary cards-in-force) and cards issued and outstanding under network partnership agreements with banks and other institutions, except for retail cobrand cards issued by network partners that had no out-of-store spending activity during the prior twelve months. Basic cards-in-force excludes supplemental cards issued on consumer accounts. Cards-in-force is useful in understanding the size of our Card Member base.
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
Discount revenue — Represents the proportion of billed business earned and retained by us for facilitating transactions between Card Members and merchants on payment products issued by American Express.
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
Processed revenue — Represents revenues related to network partnership agreements, comprising royalties, fees and amounts earned for facilitating transactions on cards issued by network partners. Processed revenue also includes fees earned on alternative payment solutions facilitated by American Express.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations and our ability to continue investing in our brand, customers, value proposition, coverage, technology and talent, controlling operating expenses, effectively managing risk and executing our share repurchase program; any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: the extent and duration of the effect of the pandemic on the economy, consumer and business spending, and customer behaviors, such as with respect to travel, dining, shopping and in-person events; Russia's invasion of Ukraine and related geopolitical impacts; the effects and duration of inflation, staffing shortages, supply chain issues and increased energy costs; the impact on consumers and businesses as forbearance and government support programs end; issues impacting brand perceptions and our reputation; the impact of any future contingencies, including, but not limited to, restructurings, investment gains or losses, impairments, changes in reserves, legal costs and settlements, the imposition of fines or civil money penalties and increases in Card Member remediation; impacts related to new or renegotiated cobrand and other partner agreements; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: a deterioration in global economic and business conditions; consumer and business spending not growing in line with expectations; the amount and efficacy of investments in share, scale and relevance; an inability to address competitive pressures and implement strategies and business initiatives, including within the premium consumer space, commercial payments, the global merchant network and digital environment; uncertainty regarding the continued spread of COVID-19 (including new variants) and the availability, distribution and use of effective treatments and vaccines; prolonged measures to contain the spread of COVID-19 (including travel restrictions), concern of the possible imposition of further containment measures and health concerns associated with the pandemic continuing to affect customer behaviors and travel patterns and demand, any of which could further exacerbate the effects on economic activity and travel-related revenues; and merchant discount rates changing by a greater or lesser amount than expected;
•net card fees not performing consistently with expectations, which could be impacted by, among other things, a deterioration in macroeconomic conditions impacting the ability and desire of Card Members to pay card fees; higher Card Member attrition rates; the pace of Card Member acquisition activity; and our inability to address competitive pressures, develop attractive value propositions and implement our strategy of refreshing card products and enhancing benefits and services;
•net interest income and the growth rate of loans outstanding being higher or lower than expectations, which could be impacted by, among other things, the behavior of Card Members and their actual spending, borrowing and paydown patterns; our ability to effectively manage risk and enhance Card Member value propositions; changes in benchmark interest rates; changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on Card Member loans not remaining consistent with current expectations; and the effectiveness of our strategies to capture a greater share of existing Card Members’ spending and borrowings, and attract new, and retain existing, customers;
•future credit performance, the level of future delinquency and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on changes in consumer behavior that affect loan and receivable balances (such as paydown and revolve rates); macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; the ability and willingness of Card Members to pay amounts owed to us, particularly as forbearance and government support programs end; the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; collections capabilities and recoveries of previously written-off loans and receivables; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
•the actual amount we spend on marketing in the future, which will be based in part on continued changes in the macroeconomic and competitive environment and business performance; management’s identification and assessment of attractive investment opportunities and the receptivity of Card Members and prospective customers to advertising and customer acquisition initiatives; our ability to balance expense control and investments in the business; and management’s ability to drive increases in revenues and realize efficiencies and optimize investment spending;
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
•our ability to control operating expenses, the actual amount we spend on operating expenses in the future and the relationship of operating expense growth to revenue growth, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; costs due to new hybrid working arrangements; supply chain issues; a persistent inflationary environment; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities depending on overall business performance; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; our ability to increase automation; restructuring activity; fraud costs; information security or compliance expenses or consulting, legal and other professional services fees, including as a result of litigation or internal and regulatory reviews; the level of M&A activity and related expenses; information or cyber security incidents; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; and the impact of changes in foreign currency exchange rates on costs;
•our tax rate not remaining consistent with current levels, which could be impacted by, among other things, further changes in tax laws and regulation, our geographic mix of income, unfavorable tax audits and other unanticipated tax items;
•changes affecting our plans regarding the return of capital to shareholders, which will depend on factors such as capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and new guidance from the Federal Reserve; our results of operations and financial condition; our credit ratings and rating agency considerations; and the economic environment and market conditions in any given period;
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
•our ability to expand our leadership in the premium consumer space, which will be impacted in part by competition, brand perceptions (including perceptions related to merchant coverage) and reputation, and our ability to develop and market new benefits and value propositions that appeal to Card Members and new customers, offer attractive services and rewards programs and build greater customer loyalty, which will depend in part on identifying and funding investment opportunities, addressing changing customer behaviors, new product innovation and development, Card Member acquisition efforts and enrollment processes, including through digital channels, continuing to realize the benefits from strategic partnerships, and evolving infrastructure to support new products, services and benefits;
•our ability to build on our leadership in commercial payments, which will depend in part on competition, the willingness and ability of companies to credit and charge cards for procurement and other business expenditures as well as use our other products and services for financing needs, perceived or actual difficulties and costs related to setting up card-based B2B payment platforms, our ability to offer attractive value propositions and new products to potential customers, our ability to enhance and expand our payment and lending solutions, and build out a multi-product digital ecosystem to integrate our broad product set, which is dependent on our continued investment in capabilities, features, functionalities, platforms and technologies;
•our ability to expand merchant coverage globally and our success, as well as the success of OptBlue merchant acquirers and network partners, in signing merchants to accept American Express, which will depend on, among other factors, the value propositions offered to merchants and merchant acquirers for card acceptance, the awareness and willingness of Card Members to use American Express cards at merchants, scaling marketing and expanding programs to increase card usage, identifying new-to-plastic industries and businesses as they form, working with commercial buyers and suppliers to establish B2B acceptance, increasing coverage in priority international cities and countries and key industry verticals, and executing on our plans in China and for continued technological developments, including capabilities that allow for greater digital integration and modernization of our authorization platform;
•our ability to stay on the leading edge of technology and digital payment and travel solutions, which will depend in part on our success in evolving our products and processes for the digital environment, developing new features in the Amex app and enhancing our digital channels, building partnerships and executing programs with other companies, effectively utilizing artificial intelligence and increasing automation to address servicing and other customer needs, and supporting the use of our products as a means of payment through online and mobile channels, all of which will be impacted by investment levels, new product innovation and development and infrastructure to support new products, services, benefits and partner integrations;

•our ability to grow internationally, which could be impacted by regulation and business practices, such as those capping interchange or other fees, mandating network access, favoring local competitors or prohibiting or limiting foreign ownership of certain businesses; the success of our network partners in acquiring Card Members and/or merchants; political or economic instability or regional hostilities, including as a result of Russia’s invasion of Ukraine and related geopolitical impacts, which could affect commercial activities; our ability to tailor products and services to make them attractive to local customers; and competitors with more scale and experience and more established relationships with relevant customers, regulators and industry participants;
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
•legal and regulatory developments, which could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or alter our relationships with Card Members, partners, merchants and other third parties, including our ability to continue certain cobrand relationships in the EU and UK; exert further pressure on the merchant discount rates and our network business; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or civil money penalties; materially affect capital or liquidity requirements, results of operations or ability to pay dividends; or result in harm to the American Express brand;
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners and merchants that represent a significant portion of our business, such as the airline industry, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as a further escalation of the military conflict between Russia and Ukraine, future waves of COVID-19 cases, the severity and contagiousness of new variants, severe weather conditions, natural disasters, power loss, disruptions in telecommunications, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in the 2021 Form 10-K and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2022	2021
Revenues
Non-interest revenues
Discount revenue	$6,835	$5,001
Net card fees	1,423	1,253
Service fees and other revenue	906	638
Processed revenue	372	342
Total non-interest revenues	9,536	7,234
Interest income
Interest on loans	2,473	2,144
Interest and dividends on investment securities	13	24
Deposits with banks and other	34	24
Total interest income	2,520	2,192
Interest expense
Deposits	122	134
Long-term debt and other	199	228
Total interest expense	321	362
Net interest income	2,199	1,830
Total revenues net of interest expense	11,735	9,064
Provisions for credit losses
Card Member receivables	80	(10)
Card Member loans	(111)	(573)
Other	(2)	(92)
Total provisions for credit losses	(33)	(675)
Total revenues net of interest expense after provisions for credit losses	11,768	9,739
Expenses
Card Member rewards	3,111	2,243
Business development	1,043	802
Card Member services	626	317
Marketing	1,224	964
Salaries and employee benefits	1,654	1,550
Other, net	1,398	870
Total expenses	9,056	6,746
Pretax income	2,712	2,993
Income tax provision	613	758
Net income	$2,099	$2,235
Earnings per Common Share (Note 14)(a)
Basic	$2.73	$2.74
Diluted	$2.73	$2.74
Average common shares outstanding for earnings per common share:
Basic	757	804
Diluted	758	805
(a)Represents net income less (i) earnings allocated to participating share awards of $16 million and $15 million for the three months ended March 31, 2022 and 2021, respectively, and (ii) dividends on preferred shares of $14 million for both the three months ended March 31, 2022 and 2021.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Millions)	2022	2021
Net income	$2,099	$2,235
Other comprehensive income (loss):
Net unrealized debt securities (losses) gains, net of tax	(28)	(12)
Foreign currency translation adjustments, net of hedges and tax	(20)	(17)
Net unrealized pension and other postretirement benefits, net of tax	20	26
Other comprehensive income (loss)	(28)	(3)
Comprehensive income	$2,071	$2,232
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2022, $8; 2021, $11)	$3,011	$1,292
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2022, $476; 2021, $463)	22,896	20,548
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2022, $1,745; 2021, $32)	1,771	188
Total cash and cash equivalents	27,678	22,028
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2022, $5,640; 2021, $5,175), less reserves for credit losses: 2022, $76; 2021, $64	53,088	53,581
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2022, $26,017; 2021, $26,587), less reserves for credit losses: 2022, $2,981; 2021, $3,305	85,851	85,257
Other loans, less reserves for credit losses: 2022, $48; 2021, $52	3,264	2,859
Investment securities	4,058	2,591
Premises and equipment, less accumulated depreciation and amortization: 2022, $8,907; 2021, $8,602	5,046	4,988
Other assets, less reserves for credit losses: 2022, $22; 2021, $25	16,877	17,244
Total assets	$195,862	$188,548
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$90,917	$84,382
Accounts payable	11,196	10,574
Short-term borrowings	2,122	2,243
Long-term debt (includes debt issued by consolidated variable interest entities: 2022, $11,788; 2021, $13,803)	38,337	38,675
Other liabilities	30,907	30,497
Total liabilities	$173,479	$166,371
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of March 31, 2022 and December 31, 2021	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 755 million shares as of March 31, 2022 and 761 million shares as of December 31, 2021	151	153
Additional paid-in capital	11,451	11,495
Retained earnings	13,754	13,474
Accumulated other comprehensive income (loss)	(2,973)	(2,945)
Total shareholders’ equity	22,383	22,177
Total liabilities and shareholders’ equity	$195,862	$188,548

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31 (Millions)	2022	2021
Cash Flows from Operating Activities
Net income	$2,099	$2,235
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	(33)	(675)
Depreciation and amortization	398	422
Stock-based compensation	122	98
Deferred taxes	(69)	194
Other non-cash items (a)	(47)	(275)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	323	477
Accounts payable & other liabilities	1,087	(196)
Net cash provided by operating activities	3,880	2,280
Cash Flows from Investing Activities
Sale of investment securities	16	37
Maturities and redemptions of investment securities	767	553
Purchase of investments	(2,328)	(366)
Net (increase) decrease in Card Member loans and receivables, and other loans	(785)	4,869
Purchase of premises and equipment, net of sales: 2022, nil; 2021, $3	(447)	(319)
Net cash (used in) provided by investing activities	(2,777)	4,774
Cash Flows from Financing Activities
Net increase in customer deposits	6,541	2,327
Net decrease in short-term borrowings	(59)	(271)
Proceeds from long-term debt	6,231	—
Payments of long-term debt	(6,314)	(750)
Issuance of American Express common shares	49	31
Repurchase of American Express common shares and other	(1,570)	(513)
Dividends paid	(345)	(363)
Net cash provided by financing activities	4,533	461
Effect of foreign currency exchange rates on cash and cash equivalents	14	(200)
Net increase in cash and cash equivalents	5,650	7,315
Cash and cash equivalents at beginning of period	22,028	32,965
Cash and cash equivalents at end of period	$27,678	$40,280

Supplemental cash flow information
Cash and cash equivalents reconciliation	Mar-22	Dec-21	Mar-21	Dec-20
Cash and cash equivalents per Consolidated Balance Sheets	$27,678	$22,028	$40,280	$32,965
Restricted balances included in Cash and cash equivalents	2,207	525	527	606
Total Cash and cash equivalents, excluding restricted balances	$25,471	$21,503	$39,753	$32,359
(a)Includes net gains and losses on fair value hedges, changes in equity method investments and net gains and losses on Amex Ventures equity investments.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended March 31, 2022 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2021	$22,177	$—	$153	$11,495	$(2,945)	$13,474
Net income	2,099	—	—	—	—	2,099
Other comprehensive loss	(28)	—	—	—	(28)	—
Repurchase of common shares	(1,483)	—	(2)	(126)	—	(1,355)
Other changes, primarily employee plans	26	—	—	82	—	(56)
Cash dividends declared preferred Series D, $8,875.00 per share	(14)	—	—	—	—	(14)
Cash dividends declared common, $0.52 per share	(394)	—	—	—	—	(394)
Balances as of March 31, 2022	$22,383	$—	$151	$11,451	$(2,973)	$13,754

Three months ended March 31, 2021 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2020	$22,984	$—	$161	$11,881	$(2,895)	$13,837
Net income	2,235	—	—	—	—	2,235
Other comprehensive loss	(3)	—	—	—	(3)	—
Repurchase of common shares	(438)	—	(1)	(49)	—	(388)
Other changes, primarily employee plans	32	—	1	46	—	(15)
Cash dividends declared preferred Series B, $9,325.22 per share	(7)	—	—	—	—	(7)
Cash dividends declared preferred Series C, $8,753.75 per share	(7)	—	—	—	—	(7)
Cash dividends declared common, $0.43 per share	(347)	—	—	—	—	(347)
Balances as of March 31, 2021	$24,449	$—	$161	$11,878	$(2,898)	$15,308

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
The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K). If not materially different, certain note disclosures included therein have been omitted from these Consolidated Financial Statements.
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
Effective for the first quarter of 2022, we made the following reporting presentation changes to our Consolidated Statements of Income:
Within Non-interest revenues:
•Processed revenue represents revenues earned from processed volumes, previously reported in Discount revenue, Other fees and commissions and Other revenue.
•Service fees and other revenue combines the remaining balances from Other fees and commissions and Other revenue.
Within Total expenses:
•Disaggregated Marketing and business development expense into Business Development expense and Marketing expense.
Prior period amounts have been recast to conform with current period presentation; there was no impact to Total non-interest revenues or Total expenses.
The significant Consolidated Statements of Income accounting policies below provides updates to the significant accounting policy disclosures as presented in the 2021 Form 10-K to reflect the reporting presentation changes.
Discount Revenue
Discount revenue represents the amount we earn and retain from the merchant payable for facilitating transactions on payment products issued by American Express. The amount of fees charged for accepting our cards as payment, or merchant discount, varies with, among other factors, the industry in which the merchant conducts business, the merchant’s overall American Express-related transaction volume, the method of payment, the settlement terms with the merchant, the method of submission of transactions and, in certain instances, the geographic scope of the card acceptance agreement between the merchant and us (e.g., local or global) and the transaction amount. Discount revenue is generally recorded at the time the Card Member transaction occurs.

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
In cases where the merchant acquirer is a third party (which is the case, for example, under our OptBlue program, or with certain of our network partners), we receive a network rate fee in our settlement with the merchant acquirer, which is individually negotiated between us and that merchant acquirer and is recorded as discount revenue at the time the Card Member transaction occurs.
Service Fees and Other Revenue
Service fees and other revenue includes service fees earned from merchants and other customers and travel commissions and fees, which are generally recognized in the period when the service is performed, and delinquency and foreign currency-related fees, which are primarily recognized in the period when they are charged to the Card Member. In addition, Service fees and other revenue includes income (losses) from our investments in which we have significant influence and therefore account for under the equity method.
Processed Revenue
Processed revenue primarily represents amounts earned for facilitating transactions on cards issued by network partners. In our role as the operator of the American Express network, we settle with merchants on behalf of our network card issuing partners. The amount of fees charged for accepting American Express-branded cards are generally deducted from the payment to the merchant and recorded as Processed revenue at the time the Card Member transaction occurs. Our network card issuing partners receive an issuer rate that is individually negotiated between that issuer and us and is recorded as contra-revenue within Processed revenue to the extent that there is revenue from the same customer, after which any additional issuer rate is recorded as expense in Business development. Processed revenue also includes other fees related to network partnership agreements and fees earned on alternative payment solutions, all of which are generally recognized when the service is performed.
Business Development
Business development expense includes payments to our cobrand partners, corporate client incentive payments earned on achievement of pre-set targets and certain payments to network partners. These costs are generally expensed as incurred.
Marketing
Marketing includes costs incurred in the development and initial placement of advertising, which are expensed in the period in which the advertising first takes place. All other marketing expenses are generally expensed as incurred.
Recently Issued Accounting Standards
In March 2022, the Financial Accounting Standards Board issued new accounting guidance on troubled debt restructuring (TDR) and write-offs, effective January 1, 2023, with early adoption permitted, The amendments eliminate the TDR accounting guidance for Current Expected Credit Loss (CECL) adopters, create a single loan modification accounting model and clarify disclosure requirements for loan modifications and write-offs. We are currently evaluating the impact of the updated guidance on our Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Loans and Card Member Receivables
Our lending and charge payment card products result in the generation of Card Member loans and Card Member receivables. We also extend credit to consumer and commercial customers through non-card financing products, resulting in Other loans.
Card Member loans by segment and Other loans as of March 31, 2022 and December 31, 2021 consisted of:

(Millions)	2022	2021
Global Consumer Services Group (a)	$69,480	$70,467
Global Commercial Services	19,352	18,095
Card Member loans	88,832	88,562
Less: Reserves for credit losses	2,981	3,305
Card Member loans, net	$85,851	$85,257
Other loans, net (b)	$3,264	$2,859
(a)Includes approximately $26.0 billion and $26.6 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of March 31, 2022 and December 31, 2021, respectively.
(b)Other loans are presented net of reserves for credit losses of $48 million and $52 million as of March 31, 2022 and December 31, 2021, respectively.
Card Member receivables by segment as of March 31, 2022 and December 31, 2021 consisted of:

(Millions)	2022	2021
Global Consumer Services Group	$20,644	$22,392
Global Commercial Services (a)	32,520	31,253
Card Member receivables	53,164	53,645
Less: Reserves for credit losses	76	64
Card Member receivables, net	$53,088	$53,581
(a)Includes $5.6 billion and $5.2 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of March 31, 2022 and December 31, 2021, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of March 31, 2022 and December 31, 2021:

2022 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$68,933	$170	$121	$256	$69,480
Global Commercial Services
Global Small Business Services	19,161	40	26	43	19,270
Global Corporate Payments (a)	(b)	(b)	(b)	—	82
Card Member Receivables:
Global Consumer Services Group	20,499	53	33	59	20,644
Global Commercial Services
Global Small Business Services	$17,844	$65	$40	$56	$18,005
Global Corporate Payments (a)	(b)	(b)	(b)	$50	$14,515

2021 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$69,960	$158	$112	$237	$70,467
Global Commercial Services
Global Small Business Services	17,950	34	19	37	18,040
Global Corporate Payments (a)	(b)	(b)	(b)	—	55
Card Member Receivables:
Global Consumer Services Group	22,279	41	24	48	22,392
Global Commercial Services
Global Small Business Services	$17,846	$59	$28	$44	$17,977
Global Corporate Payments (a)	(b)	(b)	(b)	$42	$13,276
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

	2022			2021
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	0.8%	1.1%	0.8%	1.4%	1.8%	1.0%
Global Small Business Services	0.6%	0.7%	0.6%	1.0%	1.2%	0.6%
Card Member Receivables:
Global Consumer Services Group	0.5%	0.5%	0.7%	0.5%	0.6%	0.6%
Global Small Business Services	0.7%	0.8%	0.9%	0.5%	0.5%	0.6%
Global Corporate Payments	(b)	0.2%	(c)	(b)	0.4%	(c)
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
(c)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.3% and 0.4% as of March 31, 2022 and 2021, respectively.
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
The following tables provide additional information with respect to our impaired loans and receivables as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
			Accounts Classified as a TDR (c)
2022 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$170	$84	$644	$1,015	$1,913	$315
Global Commercial Services	24	17	175	352	568	88
Card Member Receivables:
Global Consumer Services Group	—	—	144	144	288	8
Global Commercial Services	—	—	276	359	635	26
Other Loans (f)	1	1	48	1	51	—
Total	$195	$102	$1,287	$1,871	$3,455	$437

	As of December 31, 2021
			Accounts Classified as a TDR (c)
2021 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$149	$82	$708	$997	$1,936	$415
Global Commercial Services	19	14	176	332	541	132
Card Member Receivables:
Global Consumer Services Group	—	—	133	130	263	9
Global Commercial Services	—	—	248	303	551	39
Other Loans (f)	1	—	67	2	70	1
Total	$169	$96	$1,332	$1,764	$3,361	$596
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
(c)Accounts classified as a TDR include $46 million and $41 million that are over 90 days past due and accruing interest as of March 31, 2022 and December 31, 2021, respectively, and $15 million and $19 million that are non-accruals as of March 31, 2022 and December 31, 2021, respectively.
(d)In Program TDRs include accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $1,719 million and $1,621 million of accounts that have successfully completed a modification program and $152 million and $143 million of accounts that were not in compliance with the terms of the modification programs as of March 31, 2022 and December 31, 2021, respectively.
(f)Other loans primarily represent consumer and commercial non-card financing products.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans and Receivables Modified as TDRs
The following tables provide additional information with respect to loans and receivables that were modified as TDRs during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	27	$177	14	(b)
Card Member Receivables	6	171	(c)	17
Other Loans (d)	1	1	2	15
Total	34	$349

	Three Months Ended March 31, 2021
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	38	$287	13	(b)
Card Member Receivables	7	117	(c)	18
Other Loans (d)	1	$8	3	15
Total	46	$412
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

	Three Months Ended March 31, 2022
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$29
Card Member Receivables	1	10
Other Loans (b)	—	—
Total	5	$39

	Three Months Ended March 31, 2021
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	7	$47
Card Member Receivables	1	19
Other Loans (b)	1	5
Total	9	$71
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
First quarter of 2022	4%	4% - 7%	0.5%	6% - (4)%
Fourth quarter of 2022	3% - 7%	4% - 9%	4% - (2)%	2% - 1%
Fourth quarter of 2023	3% - 7%	3% - 7%	4% - 2%	4% - 3%
Fourth quarter of 2024	3% - 6%	4% -6%	4% - 2%	3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses decreased for the three months ended March 31, 2022, primarily driven by a reduction in pandemic-driven reserves reflecting sustained recovery from the macroeconomic impact of the COVID-19 pandemic.
Card Member loans reserve for credit losses decreased for the three months ended March 31, 2021, driven by improving macroeconomic indicators including unemployment and GDP, as well as improved credit performance.
The following table presents changes in the Card Member loans reserve for credit losses for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2022	2021
Beginning Balance	$3,305	$5,344
Provisions (a)	(111)	(573)
Net write-offs (b)
Principal	(165)	(241)
Interest and fees	(50)	(63)
Other (c)	2	—
Ending Balance	$2,981	$4,467
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $144 million and $168 million for the three months ended March 31, 2022 and 2021, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(55) million and $(45) million for the three months ended March 31, 2022 and 2021, respectively.
(c)Primarily includes foreign currency translation adjustments of $2 million and $(1) million for the three months ended March 31, 2022 and 2021, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses increased for the three months ended March 31, 2022, primarily driven by higher delinquencies.
Card Member receivables reserve for credit losses decreased for the three months ended March 31, 2021, driven by improving macroeconomic indicators including unemployment and GDP, as well as improved credit performance.
The following table presents changes in the Card Member receivables reserve for credit losses for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2022	2021
Beginning Balance	$64	$267
Provisions (a)	80	(10)
Net write-offs (b)	(67)	(53)
Other (c)	(1)	(2)
Ending Balance	$76	$202
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $67 million and $97 million for the three months ended March 31, 2022 and 2021, respectively. Amounts include net (write-offs) recoveries from TDRs of $(12) million and $(20) million for the three months ended March 31, 2022 and 2021, respectively.
(c)Primarily includes foreign currency translation adjustments of nil and $(1) million for the three months ended March 31, 2022 and 2021, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $7 million and $12 million as of March 31, 2022 and December 31, 2021, respectively, presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of March 31, 2022 and December 31, 2021:

	2022				2021
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$74	$2	$(4)	$72	$106	$5	$—	$111
U.S. Government agency obligations	6	—	—	6	6	—	—	6
U.S. Government treasury obligations	3,240	7	(12)	3,235	1,680	25	(1)	1,704
Mortgage-backed securities (a)	15	1	—	16	17	1	—	18
Foreign government bonds and obligations	636	—	(1)	635	630	—	—	630
Other (b)	39	—	—	39	43	—	—	43
Equity securities (c)	61	1	(7)	55	66	17	(4)	79
Total	$4,071	$11	$(24)	$4,058	$2,548	$48	$(5)	$2,591
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in Corporate debt securities and debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.
The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021. There were no securities in a gross unrealized loss position for 12 months or more as of both March 31, 2022 and December 31, 2021.

	2022		2021
	Less than 12 months		Less than 12 months
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$44	$(4)	$—	$—
U.S. Government treasury obligations	2,554	(12)	477	(1)
Foreign government bonds and obligations	440	(1)	—	—
Total	$3,038	$(17)	$477	$(1)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the gross unrealized losses by ratio of fair value to amortized cost as of March 31, 2022 and December 31, 2021:

	Less than 12 months
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2022:
90–100%	44	$3,032	$(16)
Less than 90%	4	6	(1)
Total as of March 31, 2022	48	$3,038	$(17)
2021:
90–100%	5	$477	$(1)
Total as of December 31, 2021	5	$477	$(1)
Contractual maturities for available-for-sale debt securities with stated maturities as of March 31, 2022 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$1,740	$1,745
Due after 1 year but within 5 years	2,167	2,155
Due after 5 years but within 10 years	35	38
Due after 10 years	68	65
Total	$4,010	$4,003
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of March 31, 2022 and December 31, 2021, our ownership of variable interests was $15.4 billion and $15.0 billion, respectively, for the Lending Trust and $4.6 billion and $3.2 billion, respectively, for the Charge Trust. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust and Charge Trust was $1.8 billion and $1 million, respectively, as of March 31, 2022 and $42 million and $1 million, respectively, as of December 31, 2021. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the three months ended March 31, 2022 and the year ended December 31, 2021, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of March 31, 2022 and December 31, 2021, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2022	2021
U.S.:
Interest-bearing	$89,899	$83,304
Non-interest-bearing (includes Card Member credit balances of: 2022, $481; 2021, $527)	508	553
Non-U.S.:
Interest-bearing	17	18
Non-interest-bearing (includes Card Member credit balances of: 2022, $489; 2021, $503)	493	507
Total customer deposits	$90,917	$84,382
Customer deposits by deposit type as of March 31, 2022 and December 31, 2021 were as follows:

(Millions)	2022	2021
Savings and transaction accounts	$71,512	$66,142
Certificates of deposit:
Direct	1,229	1,415
Third-party (brokered)	4,018	3,095
Sweep accounts – Third-party (brokered)	13,146	12,658
Other deposits	42	42
Card Member credit balances	970	1,030
Total customer deposits	$90,917	$84,382
The scheduled maturities of certificates of deposit as of March 31, 2022 were as follows:

(Millions)	2022	2023	2024	2025	2026	After 5 Years	Total
Certificates of deposit	$2,804	$794	$991	$500	$20	$138	5,247
As of March 31, 2022 and December 31, 2021, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2022	2021
U.S.	$449	$521
Non-U.S.	1	1
Total	$450	$522

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
In July 2004, we were named as a defendant in a putative class action filed in the Southern District of New York and subsequently transferred to the Eastern District of New York, captioned The Marcus Corporation v. American Express Co., et al., in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of our charge cards and credit cards in violation of various state and federal laws. The plaintiffs in this action seek injunctive relief and an unspecified amount of damages.
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
A majority of our derivative assets and liabilities as of March 31, 2022 and December 31, 2021 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of March 31, 2022, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of March 31, 2022 and December 31, 2021, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2022 and December 31, 2021:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$34	$204	$55	$—
Net investment hedges - Foreign exchange contracts	165	219	182	54
Total derivatives designated as hedging instruments	199	423	237	54
Derivatives not designated as hedging instruments:
Foreign exchange contracts	224	167	104	85
Total derivatives, gross	423	590	341	139
Derivative asset and derivative liability netting (b)	(173)	(93)	(173)	(93)
Cash collateral netting (c)	(12)	(204)	(30)	(4)
Total derivatives, net	$238	$293	$138	$42
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
We posted $13 million and $11 million as of March 31, 2022 and December 31, 2021, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $11.1 billion and $12.9 billion of fixed-rate debt obligations designated in fair value hedging relationships as of March 31, 2022 and December 31, 2021, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three months ended March 31:

	Gains (losses)
	Three Months Ended March 31,
(Millions)	2022	2021
Fixed-rate long-term debt	$258	$143
Derivatives designated as hedging instruments	(261)	(145)
Total	$(3)	$(2)
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $11.1 billion and $13.1 billion as of March 31, 2022 and December 31, 2021, respectively, including the cumulative amount of fair value hedging adjustments of $(21) million and $237 million for the respective periods.
We recognized in Interest expense on Long-term debt net decreases of $57 million and $73 million for the three months ended March 31, 2022 and 2021, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $12.2 billion and $12.6 billion of foreign currency derivatives designated as net investment hedges as of March 31, 2022 and December 31, 2021, respectively. The gain or loss on net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, were losses of $85 million and gains of $6 million for the three months ended March 31, 2022 and 2021, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for both the three months ended March 31, 2022 and 2021.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $15.6 billion and $19.0 billion as of March 31, 2022 and December 31, 2021, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net losses of $12 million and $5 million for the three months ended March 31, 2022 and 2021, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of March 31, 2022 and December 31, 2021:

	2022				2021
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$55	$54	$1	$—	$79	$78	$1	$—
Debt securities	4,003	—	3,971	32	2,512	—	2,480	32
Derivatives, gross (a)	423	—	423	—	590	—	590	—
Total Assets	4,481	54	4,395	32	3,181	78	3,071	32
Liabilities:
Derivatives, gross (a)	341	—	341	—	139	—	139	—
Total Liabilities	$341	$—	$341	$—	$139	$—	$139	$—
(a)Refer to Note 4 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities on a further disaggregated basis.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of March 31, 2022 and December 31, 2021. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2022 and December 31, 2021, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2022 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$28	$28	$25	$3	$—
Other financial assets (b)	56	56		56	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	89	92	—	—	92

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	110	110	—	110	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	5	5	—	5	—
Long-term debt (c)	$38	$39	$—	$39	$—

	Carrying Value	Corresponding Fair Value Amount
2021 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$22	$22	$20	$2	$—
Other financial assets (b)	56	56	—	56	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	88	91	—	—	91

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	105	105	—	105	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	5	5	—	5	—
Long-term debt (c)	$39	$40	$—	$40	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $5.6 billion and $5.2 billion held by a consolidated VIE as of March 31, 2022 and December 31, 2021, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $26.1 billion and $26.7 billion as of March 31, 2022 and December 31, 2021, respectively, and the fair values of Long-term debt were $11.7 billion and $13.9 billion as of March 31, 2022 and December 31, 2021, respectively.
(d)Presented as a component of Customer deposits on the Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired or where there are observable price changes for equity investments without readily determinable fair values. During the three months ended March 31, 2022 and the year ended December 31, 2021, we did not have any material assets that were measured at fair value due to impairment.
We estimate the Level 3 fair value of equity investments without readily determinable fair values based on price changes as of the date of new similar equity financing transactions completed by the companies in our portfolio. The carrying value of equity investments without readily determinable fair values totaled $1.3 billion as of both March 31, 2022 and December 31, 2021. These amounts are included within Other assets on the Consolidated Balance Sheets. We recorded unrealized gains of $12 million and $378 million for the three months ended March 31, 2022 and 2021, respectively. Unrealized losses including any impairments were $18 million and $1 million for the three months ended March 31, 2022 and 2021, respectively. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains for equity investments without readily determinable fair values totaled $1.1 billion as of both March 31, 2022 and December 31, 2021, and cumulative unrealized losses including any impairments were $29 million and $10 million as of March 31, 2022 and December 31, 2021, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both March 31, 2022 and December 31, 2021.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $30 million, respectively, as of March 31, 2022, and $1 billion and $24 million, respectively, as of December 31, 2021, all of which were primarily related to our real estate and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Changes In Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three months ended March 31, 2022 and 2021 were as follows:

Three Months Ended March 31, 2022 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2021	$23	$(2,392)	$(576)	$(2,945)
Net change	(28)	(20)	20	(28)
Balances as of March 31, 2022	$(5)	$(2,412)	$(556)	$(2,973)

Three Months Ended March 31, 2021 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses),net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2020	$65	$(2,229)	$(731)	$(2,895)
Net change	(12)	(17)	26	(3)
Balances as of March 31, 2021	$53	$(2,246)	$(705)	$(2,898)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three months ended March 31 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended March 31,
(Millions)	2022	2021
Net unrealized (losses) gains on debt securities	$(9)	$(3)
Foreign currency translation adjustment, net of hedges	(30)	8
Pension and other postretirement benefits	7	11
Total tax impact	$(32)	$16
Reclassifications out of AOCI into the Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2022	2021
Service fees	$349	$340
Foreign currency-related revenue	225	114
Delinquency fees	179	148
Travel commissions and fees	88	33
Other fees and revenues	65	3
Total Service fees and other revenue	$906	$638
The following is a detail of Other expenses for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2022	2021
Data processing and equipment	$600	$582
Professional services	472	403
Net unrealized and realized losses (gains) on Amex Ventures equity investments	11	(384)
Other (a)	315	269
Total Other expenses	$1,398	$870
(a)Other primarily includes general operating expenses, non-income taxes, communication expenses, Card Member and merchant-related fraud losses and foreign currency-related gains and losses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate was 22.6 percent and 25.3 percent for the three months ended March 31, 2022 and 2021, respectively. The decrease primarily reflected discrete tax benefits in the current period related to the resolution of certain prior years’ tax items and stock-based compensation. The prior period effective tax rate also reflected the prospective implementation of the Proportional Amortization Method to account for investments in qualified affordable housing projects.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination by the IRS for the 2017 and 2018 tax years.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $168 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $168 million of unrecognized tax benefits, approximately $132 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(Millions, except per share amounts)	2022	2021
Numerator:
Basic and diluted:
Net income	$2,099	$2,235
Preferred dividends	(14)	(14)
Net income available to common shareholders	$2,085	$2,221
Earnings allocated to participating share awards (a)	(16)	(15)
Net income attributable to common shareholders	$2,069	$2,206
Denominator:(a)
Basic: Weighted-average common stock	757	804
Add: Weighted-average stock options (b)	1	1
Diluted	758	805

Basic EPS	$2.73	$2.74
Diluted EPS	$2.73	$2.74
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.1 million and 0.3 million of options for the three months ended March 31, 2022 and 2021, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
Effective for the first quarter of 2022, we updated the methodology used to allocate certain revenues across reportable operating segments. Prior period amounts have been recast to conform with current period presentation.
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three months ended March 31:

Three Months Ended March 31, 2022 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$5,049	$3,180	$1,356	$(49)	$9,536
Revenue from contracts with customers (b)	3,619	2,759	1,258	4	7,640
Interest income	2,040	436	2	42	2,520
Interest expense	192	122	(44)	51	321
Total revenues net of interest expense	6,897	3,494	1,402	(58)	11,735
Pretax segment income (loss)	$1,735	$804	$687	$(514)	$2,712
Total assets (billions)	$101	$56	$16	$23	$196

Three Months Ended March 31, 2021 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$3,809	$2,442	$1,061	$(78)	$7,234
Revenue from contracts with customers (b)	2,604	2,062	994	(6)	5,654
Interest income	1,808	336	4	44	2,192
Interest expense	188	116	(17)	75	362
Total revenues net of interest expense	5,429	2,662	1,082	(109)	9,064
Pretax segment income (loss)	$2,145	$675	$385	$(212)	$2,993
Total assets (billions)	$82	$42	$14	$55	$193
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue, certain service fees and other revenue and processed revenue from customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. Since December 31, 2021, there have been no material changes in market risk exposures associated with interest rate risk due to rising interest rates or with foreign exchange risk described above. A hypothetical immediate 100 basis point decrease in market interest rates, which are assumed to remain at or above zero percent, would not have a detrimental impact on our annual net interest income.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in our 2021 Form 10-K, refer to Note 7 to the “Consolidated Financial Statements” in this Form 10-Q.
ITEM 1A. RISK FACTORS
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K) based on information currently known to us and recent developments since the date of the 2021 Form 10-K filing. The matters discussed below should be read in conjunction with the risk factors set forth in the 2021 Form 10-K. The risks and uncertainties that we face are not limited to those described below and those set forth in the 2021 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures, continued outbreaks and new variants, and the related impacts to economic and operating conditions.

Our business is subject to the effects of geopolitical conditions, weather, natural disasters and other catastrophic events.
As discussed in more detail in the 2021 Form 10-K, geopolitical conditions, terrorist attacks, natural disasters, severe weather, widespread health emergencies or pandemics, information or cyber security incidents (including intrusion into or degradation of systems or technology by cyberattacks) and other catastrophic events can have a material adverse effect on our business. Political and social conditions, fiscal and monetary policies, trade wars and tariffs, labor shortages, prolonged or recurring government shutdowns, regional or domestic hostilities, economic sanctions and the prospect or occurrence of more widespread conflicts could also negatively affect our business, operations and partners, consumer and business spending, including travel patterns and business investment, and demand for credit.
Following the Russian invasion of Ukraine, we announced that we suspended all business operations in Russia and Belarus. The U.S., the U.K., the EU and other countries have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in and associated with Russia, and additional sanction packages to constrain Russia have been and continue to be proposed and adopted. The conflict in Ukraine has led to economic uncertainty and market disruptions, including significant volatility in commodity and energy prices and credit and capital markets. The broader consequences of this conflict are difficult to predict at this time, but may include further sanctions, regional instability and geopolitical shifts, increased prevalence and sophistication of cyberattacks against us, our customers, service providers and other third parties, potential retaliatory action by customers or the Russian government against companies such as us, heightened regulatory scrutiny related to sanctions compliance, increased inflation, further increases or fluctuations in commodity and energy prices, decreases in global travel, further disruptions to the global supply chain and the availability of certain natural resources and other adverse effects on macroeconomic conditions.
The duration of the conflict in Ukraine and the extent to which it may intensify or expand beyond Ukraine are currently unknown, and such events could exacerbate or heighten many of the other risk factors described in Part I, Item 1A. “Risk Factors” of the 2021 Form 10-K and have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)   ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022
Repurchase program(a)	3,191,300	$167.51	3,191,300	53,042,565
Employee transactions(b)	—	—	N/A	N/A

February 1-28, 2022
Repurchase program(a)	2,420,658	$193.31	2,420,658	50,621,907
Employee transactions(b)	718,621	$175.53	N/A	N/A

March 1-31, 2022
Repurchase program(a)	2,594,969	$184.97	2,594,969	48,026,938
Employee transactions(b)	67	$177.06	N/A	N/A

Total
Repurchase program(a)	8,206,927	$180.64	8,206,927	48,026,938
Employee transactions(b)	718,688	$175.53	N/A	N/A
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

ITEM 5. OTHER INFORMATION
On April 20, 2022, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of the State of New York, which, upon filing, had the effect of eliminating from our Amended and Restated Certificate of Incorporation all matters set forth therein with respect to shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, 5.200% Fixed Rate / Floating Rate Noncumulative Preferred Shares, Series B, and 4.900% Fixed Rate / Floating Rate Noncumulative Preferred Shares, Series C, as no shares of any such series are currently outstanding. A copy of the Certificate of Amendment is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
3.1	Conformed copy of Amended and Restated Certificate of Incorporation of American Express Company, as amended through April 20, 2022.
3.2	Certificate of Amendment to the Certificate of Incorporation of American Express Company, dated April 20, 2022
31.1	Certification of Stephen J. Squeri pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Stephen J. Squeri pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: April 22, 2022	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell Vice Chairman and Chief Financial Officer

Date: April 22, 2022	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)