Form 10-Q
period 2022-06-30
AMERICAN EXPRESS CO
filed 2022-07-22
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2022
Common Shares (par value $0.20 per share)	749,747,789	Shares

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
Our various products and services are offered globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are offered through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party service providers and business partners, direct mail, telephone, in-house sales teams, and direct response advertising.
We have a significant ownership position in, and extensive commercial arrangements with, Global Business Travel Group, Inc. (GBTG). The commercial arrangements with GBTG include, among other things, a long-term trademark license agreement pursuant to which GBTG uses the American Express brand, GBTG’s support of certain of our partnerships, joint negotiation with travel suppliers and a strategic relationship between GBTG and our Global Commercial Services (GCS) business. During the second quarter of 2022, GBTG became a publicly traded company following the completion of a business combination between American Express Global Business Travel and Apollo Strategic Growth Capital. As a result of the transaction, our economic interest was reduced to approximately 35 percent from approximately 40 percent.
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

Effective July 1, 2022, we made changes to our management organization structure. Our financial disclosures will reflect these organizational changes when our executives, including our chief operating decision maker, begin to review financial information aligned to the new management organization. At that time, we will also recast prior periods to conform to the new reportable operating segments. We expect our reportable operating segments will be as follows:
•U.S. Consumer Services, including our consumer card issuing business and travel and lifestyle services in the U.S.;
•International Card Services, including our consumer card issuing business and travel and lifestyle services outside the U.S., our commercial services business outside the U.S. and our loyalty coalition businesses;
•Commercial Services, including our commercial services businesses in the U.S. and for global clients; and
•Global Merchant and Network Services, including our merchant acquiring and card network businesses.
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

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended June 30,		Change 2022 vs. 2021		As of or for the Six Months Ended June 30,		Change 2022 vs. 2021
(Millions, except percentages, per share amounts and where indicated)	2022	2021			2022	2021
Selected Income Statement Data
Total revenues net of interest expense	$13,395	$10,243	$3,152	31%	$25,130	$19,307	$5,823	30%
Provisions for credit losses	410	(606)	1,016	#	377	(1,281)	1,658	#
Expenses	10,442	7,909	2,533	32	19,498	14,655	4,843	33
Pretax income	2,543	2,940	(397)	(14)	5,255	5,933	(678)	(11)
Income tax provision	579	660	(81)	(12)	1,192	1,418	(226)	(16)
Net income	1,964	2,280	(316)	(14)	4,063	4,515	(452)	(10)
Earnings per common share — diluted (a)	$2.57	$2.80	$(0.23)	(8)%	$5.30	$5.54	$(0.24)	(4)

Common Share Statistics (b)
Cash dividends declared per common share	$0.52	$0.43	$0.09	21%	$1.04	$0.86	$0.18	21
Average common shares outstanding:
Basic	752	801	(49)	(6)%	755	802	(47)	(6)
Diluted	753	802	(49)	(6)%	756	803	(47)	(6)

Selected Metrics and Ratios
Network volumes (Billions)	$394.8	$316.1	$79	25%	$745.1	$585.4	$160	27%
Return on average equity (c)	34.4%	36.5%			36.0%	37.1%
Net interest income divided by average Card Member loans	10.2%	10.0%			10.2%	10.1%
Net interest yield on average Card Member loans (d)	10.4%	10.6%			10.5%	10.9%
Effective tax rate	22.8%	22.4%			22.7%	23.9%
Common Equity Tier 1	10.3%	14.2%			10.3%	14.2%

Selected Balance Sheet Data
Cash and cash equivalents	$26,277	$30,796	$(4,519)	(15)%	$26,277	$30,796	$(4,519)	(15)%
Card Member receivables	56,019	47,585	8,434	18	56,019	47,585	8,434	18
Card Member loans	95,437	75,610	19,827	26	95,437	75,610	19,827	26
Customer deposits	96,411	84,905	11,506	14	96,411	84,905	11,506	14
Long-term debt	$40,495	$37,363	$3,132	8%	$40,495	$37,363	$3,132	8%
# Denotes a variance of 100 percent or more
(a)Represents net income, less (i) earnings allocated to participating share awards of $15 million and $16 million for the three months ended June 30, 2022 and 2021, respectively, and $31 million for both the six months ended June 30, 2022 and 2021, and (ii) dividends on preferred shares of $15 million for both the three months ended June 30, 2022 and 2021, and $29 million for both the six months ended June 30, 2022 and 2021.
(b)Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP.
(c)Return on average equity (ROE) is calculated by dividing (i) annualized net income for the period by (ii) average shareholders’ equity for the period. Effective for the first quarter of 2022, the interim period calculation methodology for ROE was modified to present the returns for the period on an annualized basis rather than the preceding twelve months. Prior period amounts have been recast to conform with current period presentation.
(d)Net interest yield on average Card Member loans reflects adjusted net interest income divided by average Card Member loans, computed on an annualized basis. Adjusted net interest income and net interest yield on average Card Member loans are non-GAAP measures. Refer to Table 9 for a reconciliation to Net interest income divided by average Card Member loans.

Business Environment
Our strong results for the second quarter reflect the strength of our global customer base and business model, as well as the investments we made during the pandemic while navigating a complex macroeconomic environment. We continue to invest in our brand, value propositions, customers, colleagues, technology and coverage which is driving sustainable growth across our businesses.
Our worldwide network volumes for the second quarter increased 25 percent year-over-year (28 percent on an FX-adjusted basis1) and billed business, which represented 86 percent of our total network volumes and was the most significant driver of our financial results, increased 27 percent. Goods & Services spend, which accounts for the majority of our billed business, grew by 15 percent on a year-over-year basis. Travel & Entertainment spend increased 80 percent year-over-year and surpassed pre-pandemic levels, primarily driven by U.S. consumers and small and medium size businesses as well as a continuing recovery outside of the U.S.
Total revenues net of interest expense increased 31 percent year-over-year (33 percent on an FX-adjusted basis1) reflecting strong growth in all our revenue lines. The growth in network volumes drove increases in both Discount revenue, our largest revenue line, and Processed revenue. Service fees and other revenue increased year-over-year, driven in part by higher travel-related revenues. Net card fees grew 15 percent year-over-year, as new card acquisitions increased and Card Member retention remained high, demonstrating the impact of investments we have made in our premium value propositions. Net interest income grew by 30 percent year-over-year, primarily driven by growth in loans, partially offset by higher interest expense due to higher rates.
Card Member loans grew 26 percent year-over-year, driven by ongoing strong growth in billed business. Provisions for credit losses increased, primarily driven by reserve builds in the current period, as compared to reserve releases in the prior year. The reserve builds in the current period reflected the strong growth in loans and a slightly worse macroeconomic outlook, partially offset by improved portfolio quality. While delinquency and write-off rates remained near historic lows, most of these rates continued to modestly increase on a sequential basis compared to the prior quarter.
Card Member rewards, Business development and Card Member services increased year-over-year primarily due to network volume growth and higher usage of travel-related benefits. Card Member rewards expense growth was also driven by a larger proportion of billed business in categories that earn incremental rewards such as travel. Marketing expense increased 13 percent year-over-year, due to higher investments to drive growth momentum and accelerate new card acquisitions. Operating expenses increased 28 percent year-over-year primarily due to prior-year net gains on our Amex Ventures investments and higher compensation costs in the current quarter.
During the quarter, we maintained our capital ratios within our target range and returned $1.0 billion of capital to our shareholders through share buybacks and dividends. We plan to continue to return to shareholders the excess capital we generate while supporting our balance sheet growth.
Our strong performance continues to give us confidence in our business model, although we recognize the uncertainty of the geopolitical and macroeconomic environment. We remain committed to executing on our strategy for building sustainable long-term growth.
See “Certain Legislative, Regulatory and Other Developments” and “Risk Factors” for information on certain matters that could have a material adverse effect on our results of operations and financial condition.
1 The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared). FX-adjusted revenues is a non-GAAP measure. We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Results of Operations
The discussions in both the “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three and six months ended June 30, 2022 compared to the same periods in the prior year, as presented in the accompanying tables.
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
(Millions, except percentages)	2022	2021			2022	2021
Discount revenue	$7,873	$6,044	$1,829	30%	$14,708	$11,045	$3,663	33%
Net card fees (a)	1,481	1,286	195	15	2,904	2,539	365	14
Service fees and other revenue	1,265	705	560	79	2,171	1,343	828	62
Processed revenue	416	390	26	7	788	732	56	8
Total non-interest revenues	11,035	8,425	2,610	31	20,571	15,659	4,912	31
Total interest income	2,799	2,140	659	31	5,319	4,332	987	23
Total interest expense	439	322	117	36	760	684	76	11
Net interest income	2,360	1,818	542	30	4,559	3,648	911	25
Total revenues net of interest expense	$13,395	$10,243	$3,152	31%	$25,130	$19,307	$5,823	30%
(a)Effective April 1, 2021, we prospectively changed the recognition of certain costs paid to a third party previously recognized over the twelve month card membership period in Net card fees in the Consolidated Statements of Income; such costs are now recorded as incurred in Marketing expense.
Total Revenues Net of Interest Expense
Discount revenue increased for both the three and six month periods, primarily driven by increases in billed business of 27 percent and 30 percent, respectively. See Tables 5, 6 and 7 for more details on billed business performance.
Net card fees increased for both the three and six month periods, primarily driven by growth in our premium card portfolios. The year-over-year growth rates also reflected a prospective change we made in the recognition of certain costs paid to a third party previously recognized in Net card fees, effective April 1, 2021.
Service fees and other revenue increased for both the three and six month periods, primarily driven by higher travel related revenues from foreign exchange-related revenues associated with Card Member cross-currency spending and higher travel commissions and fees from our consumer travel business and also from higher income from equity method investments in the current period, which included a portion of the revenue allocated to a joint venture partner as described in Business development expense below, versus a net loss in the prior period.
Processed revenue increased for both the three and six month periods, primarily driven by increases in processed volumes, partially offset by the repositioning of certain of our alternative payment solutions.
Interest income increased for both the three and six month periods, primarily reflecting higher average Card Member loan balances.
Interest expense increased for both the three and six month periods, primarily driven by higher interest rates.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
(Millions, except percentages)	2022	2021			2022	2021
Card Member receivables
Net write-offs	$95	$4	$91	# %	$162	$57	$105	# %
Reserve (release) build (a)	43	(129)	172	#	56	(192)	248	#
Total	138	(125)	263	#	218	(135)	353	#
Card Member loans
Net write-offs	247	243	4	2	462	547	(85)	(16)
Reserve (release) build (a)	25	(639)	664	#	(301)	(1,516)	1,215	80
Total	272	(396)	668	#	161	(969)	1,130	#
Other
Net write-offs - Other loans (b)	4	5	(1)	(20)	6	19	(13)	(68)
Net write-offs - Other receivables (c)	6	8	(2)	(25)	9	16	(7)	(44)
Reserve (release) build - Other loans (a)(b)	(10)	(70)	60	86	(14)	(166)	152	92
Reserve (release) build - Other receivables (a)(c)	—	(28)	28	#	(3)	(46)	43	93
Total	—	(85)	85	#	(2)	(177)	175	99
Total provisions for credit losses	$410	$(606)	$1,016	# %	$377	$(1,281)	$1,658	# %
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve (release) build.
(b)Relates to Other loans of $4.0 billion and $2.9 billion, less reserves of $38 million and $52 million, as of June 30, 2022 and December 31, 2021, respectively; and $2.2 billion and $2.9 billion, less reserves of $72 million and $238 million, as of June 30, 2021 and December 31, 2020, respectively.
(c)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $3.0 billion and $2.7 billion, less reserves of $23 million, and $25 million, as of June 30, 2022 and December 31, 2021, respectively; and $2.9 billion and $3.0 billion, less reserves of $39 million and $85 million, as of June 30, 2021 and December 31, 2020, respectively.
Provisions for Credit Losses
Card Member loans and receivables provision for credit losses increased for the three month period, primarily due to a reserve build in the current period versus a reserve release in the prior period. The reserve build in the current period was driven by an increase in loans and receivables outstanding and a slight deterioration in the macroeconomic outlook, partially offset by improved portfolio quality. The reserve release in the prior period was driven by lower delinquencies, improved portfolio quality and improving macroeconomic outlooks, partially offset by an increase in loans and receivables outstanding.
Card Member loans provision for credit losses increased for the six month period, primarily due to a lower reserve release, partially offset by lower net write-offs. The reserve release in the current period was primarily driven by improved portfolio quality and reduction in COVID-19 pandemic-driven reserves, partially offset by an increase in loans outstanding and a slight deterioration in the macroeconomic outlook. The reserve release in the prior period was driven by lower delinquencies, improved portfolio quality and improving macroeconomic outlooks, partially offset by an increase in loans outstanding.
Card Member receivables provision for credit losses increased for the six month period, primarily due to a reserve build in the current period versus a reserve release in the prior period and higher net write-offs. The reserve build in the current period was primarily driven by an increase in receivables outstanding and higher delinquencies. The reserve release in the prior period was driven by lower delinquencies, improved portfolio quality and improving macroeconomic outlooks, partially offset by an increase in receivables outstanding.
Other loans provision for credit losses increased for both the three and six month periods, primarily due to lower reserve releases, partially offset by lower net write-offs. The reserve releases in the current periods were driven by an improvement in credit performance, partially offset by higher non-card loan balances. The reserve releases in the prior periods were due to improved credit performance and lower non-card loan balances.
Refer to Note 3 to the "Consolidated Financial Statements" for further information regarding our reserves for credit losses.

Table 4: Expenses Summary

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
(Millions, except percentages)	2022	2021			2022	2021
Card Member rewards	$3,591	$2,712	$879	32%	$6,702	$4,955	$1,747	35%
Business development	1,404	889	515	58	2,447	1,691	756	45
Card Member services	678	432	246	57	1,304	749	555	74
Marketing	1,502	1,330	172	13	2,726	2,294	432	19
Salaries and employee benefits	1,816	1,539	277	18	3,470	3,089	381	12
Other, net	1,451	1,007	444	44	2,849	1,877	972	52
Total expenses	$10,442	$7,909	$2,533	32%	$19,498	$14,655	$4,843	33%
Expenses
Card Member rewards expense increased for both the three and six month periods, primarily driven by increases in Membership Rewards and cash back rewards expenses of $592 million and $1.2 billion, and cobrand rewards expense of $287 million and $592 million for the three and six month periods, respectively, all of which were primarily driven by higher billed business. The increases in Membership Rewards expense for the current periods were also driven by a larger proportion of spend in categories that earn incremental rewards such as travel.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) at June 30, 2022 and 96 percent (rounded up) at June 30, 2021.
Business development expense increased for both the three and six month periods, primarily due to increased partner payments driven by higher network volumes and a charge related to revenue allocated to a joint venture partner for certain categories of transactions.
Card Member services expense increased for both the three and six month periods, primarily due to higher usage of travel-related benefits.
Marketing expense increased for both the three and six month periods, primarily due to increases in business investments to continue building growth momentum.
Salaries and employee benefits expense increased for both the three and six month periods, primarily driven by higher compensation. The increase in the six month period was also driven by higher incentive compensation expenses.
Other expenses increased for both the three and six month periods, primarily driven by net gains on Amex Ventures investments in the prior periods and an increase in professional services expenses in the current periods.

Income Taxes
The effective tax rate was 22.8 percent and 22.4 percent for the three months ended June 30, 2022 and 2021, respectively, and 22.7 percent and 23.9 percent for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate for the three month period primarily reflected discrete tax benefits in the prior period. The decrease in the effective tax rate for the six month period primarily reflected discrete tax benefits in the current period related to the resolution of certain prior years’ tax items and stock-based compensation. The effective tax rate for the prior six month period also reflected the prospective implementation of the Proportional Amortization Method to account for investments in qualified affordable housing projects.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2022 vs. 2021	As of or for the Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021		2022	2021
Network volumes: (billions)
U.S.	$276.7	$222.6	24%	$521.2	$408.9	27%
Outside the U.S.	118.1	93.5	26	223.9	176.5	27
Total	$394.8	$316.1	25	$745.1	$585.4	27
Billed business	$340.9	$267.8	27	$641.9	$493.3	30
Processed volumes	53.9	48.3	12	103.2	92.1	12
Total	$394.8	$316.1	25	$745.1	$585.4	27
Cards-in-force: (millions)
U.S.	59.1	54.8	8	59.1	54.8	8
Outside the U.S.	68.4	60.2	14	68.4	60.2	14
Total	127.5	115.0	11	127.5	115.0	11
Proprietary	74.2	69.6	7	74.2	69.6	7
Basic cards-in-force: (millions)
U.S.	46.6	43.0	8	46.6	43.0	8
Outside the U.S.	59.5	51.2	16	59.5	51.2	16
Total	106.1	94.2	13	106.1	94.2	13
Average proprietary basic Card Member spending: (dollars)
U.S.	$6,609	$5,607	18	$12,585	$10,331	22
Outside the U.S.	4,644	3,686	26	8,811	6,854	29
Worldwide Average	$6,052	$5,051	20	$11,512	$9,322	23
Average discount rate	2.35%	2.30%		2.34%	2.28%
Average fee per card (dollars)(a)	$81	$74	9%	$80	$73	10%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.

Table 6: Network Volumes-Related Statistical Information

	Three Months Ended June 30, 2022
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Network volumes	25%	28%
Total billed business	27	30
Consumer billed business	27	31
Commercial billed business	28	30
Processed volumes	12	19

U.S.
Network volumes	24
Total billed business	26
Consumer billed business	27
Commercial billed business	26

Outside the U.S.
Network volumes	26	39
Total billed business	31	45
Consumer billed business	28	42
Commercial billed business	37	51
Asia Pacific, Australia & New Zealand network volumes	17	30
Latin America, Canada & Caribbean network volumes	43	47
Europe, the Middle East & Africa network volumes	34	49

Merchant Industry Metrics
Worldwide billed business
G&S-related (74% of worldwide billed business)	15	18
T&E-related (26% of worldwide billed business)	80	84
Airline-related (6% of worldwide billed business)	142	148%
U.S. billed business
G&S-related (75% of U.S. billed business)	17
T&E-related (25% of U.S. billed business)	68
Airline-related (6% of U.S. billed business)	113%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Network Volumes-Related Statistical Information

	Six Months Ended June 30, 2022
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Network volumes	27%	30%
Total billed business	30	32
Consumer billed business	32	34
Commercial billed business	29	31
Processed volumes	12	17

U.S.
Network volumes	27
Total billed business	29
Consumer billed business	32
Commercial billed business	28

Outside the U.S.
Network Volumes	27	36
Total billed business	33	43
Consumer billed business	32	42
Commercial billed business	35	45
Asia Pacific, Australia & New Zealand network volumes	15	24
Latin America, Canada & Caribbean network volumes	41	44
Europe, the Middle East & Africa network volumes	41	53

Merchant Industry Metrics
Worldwide billed business
G&S-related (75% of worldwide billed business)	14	16
T&E-related (25% of worldwide billed business)	126	130
Airline-related (6% of worldwide billed business)	265	272%
U.S. billed business
G&S-related (76% of U.S. billed business)	15
T&E-related (24% of U.S. billed business)	114
Airline-related (5% of U.S. billed business)	232%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 8: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2022 vs. 2021	As of or for the Six Months Ended June 30,		Change 2022 vs. 2021
(Millions, except percentages and where indicated)	2022	2021		2022	2021
Worldwide Card Member loans:
Card Member loans: (billions)
U.S.	$83.1	$66.2	26%	$83.1	$66.2	26%
Outside the U.S.	12.3	9.4	31	12.3	9.4	31
Total	$95.4	$75.6	26	$95.4	$75.6	26
Credit loss reserves:
Beginning balance	$2,981	$4,467	(33)	$3,305	$5,344	(38)
Provisions - principal, interest and fees	272	(396)	#	161	(969)	#
Net write-offs — principal less recoveries	(192)	(185)	4	(357)	(426)	(16)
Net write-offs — interest and fees less recoveries	(55)	(58)	(5)	(105)	(121)	(13)
Other (a)	(9)	7	#	(7)	7	#
Ending balance	$2,997	$3,835	(22)	$2,997	$3,835	(22)
% of loans	3.1%	5.1%		3.1%	5.1%
% of past due	441%	782%		441%	782%
Average loans (billions)	$92.4	$72.8	27	$89.7	$72.0	25
Net write-off rate — principal only (b)	0.8%	1.0%		0.8%	1.2%
Net write-off rate — principal, interest and fees (b)	1.1	1.3		1.0	1.5
30+ days past due as a % of total	0.7%	0.6%		0.7%	0.6%

Worldwide Card Member receivables:
Card Member receivables: (billions)
U.S.	$39.4	$33.9	16	$39.4	$33.9	16
Outside the U.S.	16.6	13.7	21	16.6	$13.7	21
Total	$56.0	$47.6	18	$56.0	$47.6	18
Credit loss reserves:
Beginning balance	$76	$202	(62)	$64	$267	(76)
Provisions - principal and fees	138	(125)	#	218	(135)	#
Net write-offs — principal and fees less recoveries (c)	(95)	(4)	#	(162)	(57)	#
Other (a)	—	—	—	(1)	(2)	(50)
Ending balance	$119	$73	63%	$119	$73	63%
% of receivables	0.2%	0.2%		0.2%	0.2%
Net write-off rate — principal and fees (d)	0.7%	—%		0.6%	0.3%
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
(c)The prior periods include a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which resulted in a write-off in 2020 in the GCS segment.
(d)Refer to Tables 11 and 14 for Net write-off rate — principal only and 30+ days past due metrics for Global Consumer Services Group (GCSG) and Global Small Business Services (GSBS) receivables, respectively. A net write-off rate based on principal losses only for Global Corporate Payments (GCP), which reflects global, large and middle market corporate accounts, is not available due to system constraints.

Table 9: Net Interest Yield on Average Card Member Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except percentages and where indicated)	2022	2021	2022	2021
Net interest income	$2,360	$1,818	$4,559	$3,648
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	211	195	369	431
Interest income not attributable to our Card Member loan portfolio (b)	(167)	(93)	(272)	(189)
Adjusted net interest income (c)	$2,404	$1,920	$4,656	$3,890
Average Card Member loans (billions)	$92.4	$72.8	$89.7	$72.0
Net interest income divided by average Card Member loans (c)	10.2%	10.0%	10.2%	10.1%
Net interest yield on average Card Member loans (c)	10.4%	10.6%	10.5%	10.9%
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
Global Consumer Services Group
Table 10: GCSG Selected Income Statement Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Millions, except percentages)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenues
Non-interest revenues	$5,792	$4,466	$1,326	30%	$10,841	$8,275	$2,566	31%
Interest income	2,217	1,749	468	27	4,257	3,557	700	20
Interest expense	238	174	64	37	430	362	68	19
Net interest income	1,979	1,575	404	26	3,827	3,195	632	20
Total revenues net of interest expense	7,771	6,041	1,730	29	14,668	11,470	3,198	28
Provisions for credit losses	275	(343)	618	#	220	(846)	1,066	#
Total revenues net of interest expense after provisions for credit losses	7,496	6,384	1,112	17	14,448	12,316	2,132	17
Total expenses	6,092	4,500	1,592	35	11,309	8,287	3,022	36
Pretax segment income	$1,404	$1,884	$(480)	(25)%	$3,139	$4,029	$(890)	(22)%
# Denotes a variance of 100 percent or more
GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel and lifestyle services and non-card financing products, and manages certain international joint ventures, our partnership agreements in China and our loyalty coalition businesses operated in certain countries.
Non-interest revenues increased for both the three and six month periods across all revenue categories.
Discount revenue increased 29 percent and 34 percent for the three and six month periods, respectively, primarily driven by year-over-year increases in consumer billed business.
See Tables 5, 6, 7 and 11 for more details on billed business performance.
Net card fees increased 15 percent and 14 percent for the three and six month periods, respectively, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 69 percent and 54 percent for the three and six month periods, respectively, primarily driven by higher travel related revenues from foreign exchange-related revenues associated with Card Member cross-currency spending and higher travel commissions and fees from our consumer travel business and also from higher income from equity method investments in the current period, which included a portion of the revenue allocated to a joint venture partner as described in Business development expense below, versus a net loss in the prior period.
Net interest income increased for both the three and six month periods, primarily driven by an increase in average Card Member loan balances.
Card Member loans provision for credit losses increased for both the three and six month periods. The increase for the three month period was primarily due to a reserve build in the current period versus a reserve release in the prior period. The increase for the six month period was primarily due to a lower reserve release, partially offset by lower net write-offs. The reserve build in the current three month period was driven by an increase in loans outstanding and a slight deterioration in the macroeconomic outlook, partially offset by improved portfolio quality. The reserve release in the current six month period was primarily driven by improved portfolio quality and reduction in COVID-19 pandemic-driven reserves, partially offset by an increase in loans outstanding and a slight deterioration in the macroeconomic outlook. The reserve releases in the prior periods were driven by lower delinquencies, improved portfolio quality and improving macroeconomic outlooks, partially offset by an increase in loans outstanding.

Card Member receivables provision for credit losses increased for both the three and six month periods, primarily due to reserve builds in the current periods versus reserve releases in the prior periods and higher net write-offs. The reserve build in the current three month period was primarily driven by an increase in receivables outstanding and a slight deterioration in the macroeconomic outlook, partially offset by improving portfolio quality. The reserve build in the current six month period was primarily driven by an increase in receivables outstanding and higher delinquencies. The reserve releases in the prior periods were driven by lower delinquencies, improved portfolio quality and improving macroeconomic outlooks, partially offset by an increase in receivables outstanding.
Total expenses increased for both the three and six month periods across all expense categories.
Card Member rewards expense increased for both the three and six month periods, primarily driven by higher billed business.
Business development expense increased for both the three and six month periods, primarily driven by a charge related to revenue allocated to a joint venture partner for certain categories of transactions.
Card Member services expense increased for both the three and six month periods, primarily driven by higher usage of travel-related benefits.
Marketing expense increased for both the three and six month periods, primarily driven by increases in business investments.
Salaries and employee benefits and other operating expenses increased for both the three and six month periods, primarily driven by higher compensation, technology and servicing-related costs.

Table 11: GCSG Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2022 vs. 2021	As of or for the Six Months Ended June 30,		Change 2022 vs. 2021
(Millions, except percentages and where indicated)	2022	2021		2022	2021
Billed business: (billions)
U.S.	$141.1	$110.8	27%	$263.7	$199.8	32%
Outside the U.S.	45.8	35.8	28	87.0	66.1	32
Total	$186.9	$146.6	27	$350.7	$265.9	32
Proprietary cards-in-force:
U.S.	40.3	38.1	6	40.3	38.1	6
Outside the U.S.	17.5	16.7	5	17.5	16.7	5
Total	57.8	54.8	5	57.8	54.8	5
Proprietary basic cards-in-force:
U.S.	28.3	26.9	5	28.3	26.9	5
Outside the U.S.	12.3	11.6	6	12.3	11.6	6
Total	40.6	38.5	5	40.6	38.5	5
Average proprietary basic Card Member spending: (dollars)
U.S.	$5,028	$4,138	22	$9,480	$7,474	27
Outside the U.S.	$3,761	$3,087	22	$7,198	$5,704	26
Average	$4,645	$3,821	22	$8,789	$6,939	27
Total segment assets (billions)	$107.8	$89.7	20	$107.8	$89.7	20
Card Member loans:
Total loans (billions)
U.S.	$63.7	$51.8	23	$63.7	$51.8	23
Outside the U.S.	11.0	8.8	25	11.0	8.8	25
Total	$74.7	$60.6	23	$74.7	$60.6	23
Average loans (billions)
U.S.	$61.6	$49.9	23	$60.0	$49.6	21
Outside the U.S.	10.8	8.4	29	10.6	8.4	26
Total	$72.4	$58.3	24%	$70.6	$58.0	22%

U.S.
Net write-off rate - principal only (a)	0.8%	0.9%		0.8%	1.1%
Net write-off rate - principal, interest and fees (a)	1.1	1.2		1.1	1.4
30+ days past due as a % of total	0.7	0.6		0.7	0.6
Outside the U.S.
Net write-off rate - principal only (a)	1.1	2.2		1.1	2.3
Net write-off rate - principal, interest and fees (a)	1.4	2.9		1.3	3.0
30+ days past due as a % of total	0.9	1.1		0.9	1.1
Total
Net write-off rate – principal only (a)	0.9	1.1		0.8	1.3
Net write-off rate – principal, interest and fees (a)	1.2	1.5		1.1	1.7
30+ days past due as a % of total	0.7%	0.7%		0.7%	0.7%

	As of or for the Three Months Ended June 30,		Change 2022 vs. 2021	As of or for the Six Months Ended June 30,		Change 2022 vs. 2021
(Millions, except percentages and where indicated)	2022	2021		2022	2021
Card Member receivables: (billions)
U.S.	$13.8	$12.9	7%	$13.8	$12.9	7%
Outside the U.S.	7.6	7.0	9	7.6	7.0	9
Total	$21.4	$19.9	8%	$21.4	$19.9	8%

U.S.
Net write-off rate – principal only (a)	0.5%	—%		0.4%	—%
Net write-off rate – principal and fees (a)	0.5	—		0.4	—
30+ days past due as a % of total	0.6	0.3		0.6	0.3
Outside the U.S.
Net write-off rate – principal only (a)	1.1	1.0		1.0	1.1
Net write-off rate – principal and fees (a)	1.2	1.1		1.1	1.2
30+ days past due as a % of total	1.0	0.7		1.0	0.7
Total
Net write-off rate – principal only (a)	0.7	0.3		0.6	0.4
Net write-off rate – principal and fees (a)	0.8	0.4		0.6	0.5
30+ days past due as a % of total	0.8%	0.4%		0.8%	0.4%
(a)Refer to Table 8 footnote (b).

Table 12: GCSG Net Interest Yield on Average Card Member Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except percentages and where indicated)	2022	2021	2022	2021
U.S.
Net interest income	$1,756	$1,392	$3,389	$2,813
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	27	44	61	103
Interest income not attributable to our Card Member loan portfolio (b)	(52)	(22)	(94)	(46)
Adjusted net interest income (c)	$1,731	$1,414	$3,356	$2,870
Average Card Member loans (billions)	$61.6	$49.9	$59.9	$49.6
Net interest income divided by average Card Member loans (c)	11.4%	11.2%	11.3%	11.3%
Net interest yield on average Card Member loans (c)	11.3%	11.4%	11.3%	11.7%
Outside the U.S.
Net interest income	$223	$183	$438	$382
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	27	26	53	52
Interest income not attributable to our Card Member loan portfolio (b)	(3)	(2)	(6)	(4)
Adjusted net interest income (c)	$247	$207	$485	$430
Average Card Member loans (billions)	$10.8	$8.4	$10.6	$8.4
Net interest income divided by average Card Member loans (c)	8.3%	8.7%	8.3%	9.1%
Net interest yield on average Card Member loans (c)	9.2%	9.9%	9.2%	10.3%
Total
Net interest income	$1,979	$1,575	$3,827	$3,195
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	54	70	113	155
Interest income not attributable to our Card Member loan portfolio (b)	(55)	(24)	(99)	(50)
Adjusted net interest income (c)	$1,978	$1,621	$3,841	$3,300
Average Card Member loans (billions)	$72.4	$58.3	$70.6	$58.0
Net interest income divided by average Card Member loans (c)	10.9%	10.8%	10.8%	11.0%
Net interest yield on average Card Member loans (c)	11.0%	11.1%	11.0%	11.5%
(a)Refer to Table 9 footnote (a).
(b)Refer to Table 9 footnote (b).
(c)Refer to Table 9 footnote (c).

Global Commercial Services
Table 13: GCS Selected Income Statement Data

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
(Millions, except percentages)	2022	2021			2022	2021
Revenues
Non-interest revenues	$3,643	$2,811	$832	30%	$6,823	$5,253	$1,570	30%
Interest income	490	345	145	42	926	681	245	36
Interest expense	163	111	52	47	285	227	58	26
Net interest income	327	234	93	40	641	454	187	41
Total revenues net of interest expense	3,970	3,045	925	30	7,464	5,707	1,757	31
Provisions for credit losses	131	(236)	367	#	152	(397)	549	#
Total revenues net of interest expense after provisions for credit losses	3,839	3,281	558	17	7,312	6,104	1,208	20
Total expenses	3,022	2,446	576	24	5,691	4,594	1,097	24
Pretax segment income	$817	$835	$(18)	(2)%	$1,621	$1,510	$111	7%
# Denotes a variance of 100 percent or more
GCS primarily issues a wide range of proprietary corporate and small business cards globally. GCS also provides payment, expense management and financing solutions to businesses.
Non-interest revenues increased for both the three and six month periods, primarily driven by higher Discount revenue.
Discount revenue increased 32 percent and 33 percent for the three and six month periods, respectively, reflecting increases in commercial billed business of 28 percent and 29 percent for the three and six month periods, respectively.
See Tables 5, 6, 7 and 14 for more details on billed business performance.
Net card fees increased 15 percent and 16 percent for the three and six month periods, respectively, driven by growth in our premium card portfolios.
Service fees and other revenue increased 80 percent and 62 percent for the three and six month periods, respectively, primarily due to higher foreign exchange related revenues associated with Card Member cross-currency spending and higher delinquency fees.
Processed revenue decreased 57 percent and 53 percent for the three and six month periods, respectively, primarily driven by the repositioning of certain of our alternative payment solutions.
Net interest income increased for both the three and six month periods, primarily driven by higher revolving Card Member loan balances.
Card Member loans provision for credit losses increased for both the three and six month periods. The increase for the three month period was primarily due to a reserve build in the current period versus a reserve release in the prior period and higher net write-offs. The increase for the six month period was primarily due to a lower reserve release. The reserve build in the current three month period was driven by an increase in loans outstanding and a slight deterioration in the macroeconomic outlook, partially offset by improved portfolio quality. The reserve release in the current six month period was primarily driven by improved portfolio quality and reduction in COVID-19 pandemic-driven reserves, partially offset by an increase in loans outstanding and a slight deterioration in the macroeconomic outlook. The reserve releases in the prior period were driven by lower delinquencies, improved portfolio quality and improving macroeconomic outlooks, partially offset by an increase in loans outstanding.
Card Member receivables provision for credit losses increased for both the three and six month periods, primarily due to reserve builds in the current periods versus reserve releases in the prior periods and higher net write-offs. The reserve build in the current three month period was primarily driven by an increase in receivables outstanding and a slight deterioration in the macroeconomic outlook, partially offset by improved portfolio quality. The reserve build in the current six month period was primarily driven by an increase in receivables outstanding and higher delinquencies. The reserve releases in the prior periods were primarily driven by lower delinquencies, improved portfolio quality and improving macroeconomic outlooks, partially offset by an increase in receivables outstanding.
Total expenses increased for both the three and six month periods across all expense categories.

Card Member rewards expense increased for both the three and six month periods, primarily driven by higher billed business as well as higher travel-related redemptions.
Business development expense increased for both the three and six month periods, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased for both the three and six month periods, primarily driven by higher usage of travel-related benefits.
Marketing expense increased for both the three and six month periods, primarily driven by higher marketing investments to continue building growth momentum.
Salaries and employee benefits and other expenses increased for both the three and six month periods, primarily driven by higher compensation, technology and servicing-related costs.

Table 14: GCS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2022 vs 2021	As of or for the Six Months Ended June 30,		Change 2022 vs 2021
(Millions, except percentages and where indicated)	2022	2021		2022	2021
Billed business (billions)	$153.1	$119.9	28%	$288.7	$223.9	29%
Proprietary cards-in-force	16.4	14.8	11	16.4	14.8	11
Average Card Member spending (dollars)	$9,512	$8,180	16	$18,204	$15,338	19
Total segment assets (billions)	$59.1	$46.4	27	$59.1	$46.4	27
GSBS Card Member loans:
Total loans (billions)	$20.6	$15.0	37	$20.6	$15.0	37
Average loans (billions)	$20.0	$14.4	39	$19.1	$13.9	37
Net write-off rate - principal only (a)	0.6%	0.6%		0.6%	0.8%
Net write-off rate - principal, interest and fees (a)	0.7%	0.7%		0.7%	1.0%
30+ days past due as a % of total	0.6%	0.4%		0.6%	0.4%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$327	$234		$641	$454
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	120	87		211	180
Interest income not attributable to our Card Member loan portfolio (c)	(21)	(22)		(37)	(44)
Adjusted net interest income (d)	$426	$299		$815	$590
Average Card Member loans (billions)	$20.1	$14.5		$19.1	$14.0
Net interest income divided by average Card Member loans (d)	6.5%	6.5%		6.7%	6.5%
Net interest yield on average Card Member loans (d)	8.5%	8.3%		8.6%	8.5%
Card Member receivables:
Total receivables (billions)	$34.6	$27.7	25	$34.6	27.7	25
Net write-off rate - principal and fees (e)	0.6%	(0.2)%		0.6%	0.1%
GCP Card Member receivables:
Total receivables (billions)	$15.7	$11.7	34	$15.7	$11.7	34
90+ days past billing as a % of total (e)	0.4%	0.3%		0.4%	0.3%
Net write-off rate - principal and fees (e) (f)	0.3%	(0.9)%		0.3%	(0.3)%
GSBS Card Member receivables:
Total receivables (billions)	$18.9	$15.9	19%	$18.9	$15.9	19%
Net write-off rate - principal only (a)	0.9%	0.2%		0.8%	0.3%
Net write-off rate - principal and fees (a)	0.9%	0.3%		0.9%	0.4%
30+ days past due as a % of total	0.9%	0.5%		0.9%	0.5%
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
(f)Refer to Table 8 footnote (c).

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
(Millions, except percentages and where indicated)	2022	2021			2022	2021
Revenues
Non-interest revenues	$1,551	$1,204	$347	29%	$2,907	$2,265	$642	28%
Interest income	5	4	1	25	7	8	(1)	(13)
Interest expense	(61)	(20)	(41)	#	(105)	(37)	(68)	#
Net interest income	66	24	42	#	112	45	67	#
Total revenues net of interest expense	1,617	1,228	389	32	3,019	2,310	709	31
Provisions for credit losses	2	(27)	29	#	2	(37)	39	#
Total revenues net of interest expense after provisions for credit losses	1,615	1,255	360	29	3,017	2,347	670	29
Total expenses	800	728	72	10	1,515	1,435	80	6
Pretax segment income	815	527	288	55	1,502	912	590	65
Total segment assets (billions)	$15.9	$14.2		12%	$15.9	$14.2		12%
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
Non-interest revenues increased for both the three and six month periods across all revenue categories.
Discount revenue increased 29 percent and 31 percent for the three and six month periods, respectively, primarily driven by increases in worldwide billed business.
See Tables 5, 6 and 7 for more details on billed business performance.
Service fees and other revenue increased 41 percent and 33 percent for the three and six month periods, respectively, primarily due to higher foreign currency-related revenue.
Processed revenue increased 20 percent and 19 percent for the three and six month periods, respectively, primarily driven by higher processed volumes.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased for both the three and six month periods, primarily due to higher interest expense credits, largely driven by increases in average merchant payables related to year-over-year billed business growth.
Business development expense increased for both the three and six month periods, primarily due to increased partner payments driven by higher network volumes.
Marketing expense decreased for both the three and six month periods, primarily due to lower business investments.
Salaries and employee benefits and other operating expenses increased for both the three and six month periods, primarily driven by a prior year reserve release for merchant exposure associated with Card Member travel-related purchases earlier in the COVID-19 pandemic.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $493 million for the three months ended June 30, 2022, compared to $306 million for the same period in the prior year, and $1,007 million for the six months ended June 30, 2022, compared to $518 million for the same period in the prior year. The increases in pretax loss were primarily driven by net gains on Amex Ventures investments in the prior periods, partially offset by lower deferred and current compensation costs and lower net losses in the current periods from GBTG.
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
We continue to see volatility in the capital markets due to a variety of factors and manage our balance sheet to reflect evolving circumstances.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of our U.S. bank subsidiary, American Express National Bank (AENB), as of June 30, 2022.
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of June 30, 2022
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.3%
American Express National Bank		11.7
Tier 1	8.5%
American Express Company		11.2
American Express National Bank		11.7
Total	10.5%
American Express Company		13.0
American Express National Bank		13.6
Tier 1 Leverage	4.0%
American Express Company		10.3
American Express National Bank		10.3%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company's regulatory risk-based capital and risk-weighted assets as of June 30, 2022:
Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	June 30, 2022
Risk-Based Capital
Common Equity Tier 1	$18.5
Tier 1 Capital	20.2
Tier 2 Capital	3.2
Total Capital	23.4

Risk-Weighted Assets	179.2
Average Total Assets to calculate the Tier 1 Leverage Ratio	$195.8
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

Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the reserve for loan and receivable credit losses adjusted for the CECL final rules (limited to 1.25 percent of risk-weighted assets) and $990 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $990 million of eligible subordinated notes includes the $750 million subordinated debt issued in May 2022 and the $240 million remaining Tier 2 capital credit for the $600 million subordinated debt issued in December 2014.
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
As a Category IV firm, we participated in the Federal Reserve's supervisory stress tests in 2022. On June 23, 2022, the Federal Reserve communicated our preliminary SCB of 2.5 percent, which will result in a minimum CET1 ratio of 7 percent, effective October 1, 2022, subject to confirmation of our final SCB by the Federal Reserve.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three and six months ended June 30, 2022, we returned $1.0 billion and $2.9 billion, respectively, to our shareholders in the form of common stock dividends of $0.4 billion and $0.8 billion, respectively, and share repurchases of $0.6 billion and $2.1 billion, respectively. We repurchased 3.4 million common shares at an average price of $178.39 in the second quarter of 2022.
In addition, during the three and six months ended June 30, 2022, we paid $15 million and $29 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.
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
In May 2022, we issued our first Environmental, Social and Governance (ESG) bond. We intend to allocate an amount equivalent to the net proceeds of the $1.0 billion bond toward new and existing green and social projects that comply with the eligibility criteria described in our sustainable financing framework.
Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of June 30, 2022 and December 31, 2021:
Table 18: Summary of Customer Deposits and Consolidated Debt

(Billions)	June 30, 2022	December 31, 2021
Customer deposits	$96.4	$84.4
Short-term borrowings	2.0	2.2
Long-term debt	40.5	38.7
Total customer deposits and debt	$138.9	$125.3
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.

Our funding plan for the full year 2022 includes, among other sources, approximately $10.0 billion to $14.0 billion of unsecured term debt issuance and approximately $6.0 billion to $10.0 billion of secured term debt issuance. Actual funding activities can vary from our plans due to various factors, such as future business growth, the impact of global economic, political and other events on market capacity and funding needs, demand for securities offered by us, regulatory changes, ability to securitize and sell loans and receivables, and the performance of loans and receivables previously sold in securitization transactions. Many of these factors are beyond our control.
We issued $12.4 billion of debt during the six months ended June 30, 2022, consisting of $8.4 billion of unsecured debt and $4.0 billion of asset-backed securities. The following table presents our debt issuances for the three months ended June 30, 2022:
Table 19: Debt Issuances

(Billions)	Three Months Ended June 30, 2022
American Express Company:
Fixed Rate Senior Notes (weighted-average coupon of 3.60%)	$3.0
Floating Rate Senior Notes (compounded SOFR(a) plus 72 basis points)	0.5
Fixed-to-Floating Rate Subordinated Notes (4.989% coupon during the fixed rate period and compounded SOFR(a) plus 2.255% during the floating rate period)	0.8
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 3.39%)	2.8
Total	$7.1
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
The investment income we receive on liquidity resources has been less than the interest expense on the sources of funding for these balances. The future net interest margin associated with our liquidity resources depends on the difference between our cost of funding these resources and their investment yields.
Securitized Borrowing Capacity
As of June 30, 2022, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2024, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility with a maturity date of September 16, 2024, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of June 30, 2022, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
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
As of June 30, 2022, we had approximately $91.6 billion in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility of $3.5 billion as of June 30, 2022, with a maturity date of October 15, 2024. As of June 30, 2022, no amounts were drawn on this facility.

Unused Credit Outstanding
As of June 30, 2022, we had approximately $340 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit and therefore are not reflected in unused credit available to Card Members.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the six months ended June 30:
Table 21: Cash Flows

(Billions)	2022	2021
Total cash provided by (used in):
Operating activities	$8.1	$5.5
Investing activities	(15.4)	2.0
Financing activities	11.2	(9.5)
Effect of foreign currency exchange rates on cash and cash equivalents	0.3	(0.2)
Net increase (decrease) in cash and cash equivalents	$4.2	$(2.2)
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
In 2022, the net cash provided by operating activities was primarily driven by cash generated from net income for the period and higher net operating liabilities, primarily resulting from higher accounts payable to merchants and an increase in Membership Rewards liability driven by higher Card Member spending.
In 2021, the net cash provided by operating activities was primarily driven by cash generated from net income for the period and higher net operating liabilities, primarily resulting from an increase in Membership Rewards liability driven by higher Card Member spending.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member loans and receivables, as well as changes in our available-for-sale investment securities portfolio.
In 2022, the net cash used in investing activities was primarily driven by higher Card Member loans and receivables outstanding, resulting from higher Card Member spending and net purchases of investment securities.
In 2021, the net cash provided by investing activities was primarily driven by net maturities of our investment securities, partially offset by higher Card Member loans and receivables outstanding, resulting from higher Card Member spending.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
In 2022, the net cash provided by financing activities was primarily driven by growth in customer deposits and net proceeds from debt, partially offset by share repurchases and dividend payments.
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
Merchant Litigation
We continue to vigorously defend antitrust and other claims initiated by merchants. See Note 7 to the “Consolidated Financial Statements” for descriptions of the cases. It is possible that actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in the merchant litigations on our business, please see the “Risk Factors” section of the 2021 Form 10-K.

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
Billed business (Card Member spending) — Represents transaction volumes (including cash advances) on payment products issued by American Express. Billed business is reported as inside the United States or outside the United States based on the location of the issuer.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations and our ability to continue investing at high levels in areas that can drive sustainable growth (including our brand, value propositions, customers, colleagues, technology and coverage), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: macroeconomic conditions, such as recession risks, effects of inflation, labor shortages, supply chain issues, higher interest rates and the continued effects of the pandemic; Russia's invasion of Ukraine and related geopolitical impacts; issues impacting brand perceptions and our reputation; the impact of any future contingencies, including, but not limited to, restructurings, investment gains or losses, impairments, changes in reserves, legal costs and settlements, the imposition of fines or civil money penalties and increases in Card Member remediation; impacts related to new or renegotiated cobrand and other partner agreements; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: a deterioration in macroeconomic conditions; consumer and business spending, including demand in T&E categories, not growing in line with expectations; an inability to address competitive pressures, invest with a longer-term view and implement strategies and business initiatives, including within the premium consumer space, commercial payments, the global merchant network and digital environment; uncertainty regarding the continued spread of COVID-19 (including new variants) and the availability, distribution and use of effective treatments and vaccines; prolonged measures to contain the spread of COVID-19 (including travel restrictions), concern of the possible imposition of further containment measures and health concerns associated with the pandemic continuing to affect customer behaviors and travel patterns and demand, any of which could further exacerbate the effects on economic activity and travel-related revenues; and merchant discount rates changing by a greater or lesser amount than expected;
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
•our ability to control operating expenses and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; a persistent inflationary environment; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities depending on overall business performance; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; our ability to increase automation; restructuring activity; supply chain issues; fraud costs; information security or compliance expenses or consulting, legal and other professional services fees, including as a result of litigation or internal and regulatory reviews; the level of M&A activity and related expenses; information or cyber security incidents; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the performance of Amex Ventures investments; impairments of goodwill or other assets; and the impact of changes in foreign currency exchange rates on costs;
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
A further description of these uncertainties and other risks can be found in the 2021 Form 10-K, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2022	2021
Revenues
Non-interest revenues
Discount revenue	$7,873	$6,044
Net card fees	1,481	1,286
Service fees and other revenue	1,265	705
Processed revenue	416	390
Total non-interest revenues	11,035	8,425
Interest income
Interest on loans	2,707	2,094
Interest and dividends on investment securities	22	24
Deposits with banks and other	70	22
Total interest income	2,799	2,140
Interest expense
Deposits	187	113
Long-term debt and other	252	209
Total interest expense	439	322
Net interest income	2,360	1,818
Total revenues net of interest expense	13,395	10,243
Provisions for credit losses
Card Member receivables	138	(125)
Card Member loans	272	(396)
Other	—	(85)
Total provisions for credit losses	410	(606)
Total revenues net of interest expense after provisions for credit losses	12,985	10,849
Expenses
Card Member rewards	3,591	2,712
Business development	1,404	889
Card Member services	678	432
Marketing	1,502	1,330
Salaries and employee benefits	1,816	1,539
Other, net	1,451	1,007
Total expenses	10,442	7,909
Pretax income	2,543	2,940
Income tax provision	579	660
Net income	$1,964	$2,280
Earnings per Common Share (Note 14)(a)
Basic	$2.57	$2.81
Diluted	$2.57	$2.80
Average common shares outstanding for earnings per common share:
Basic	752	801
Diluted	753	802
(a)Represents net income less (i) earnings allocated to participating share awards of $15 million and $16 million for the three months ended June 30, 2022 and 2021, respectively, and (ii) dividends on preferred shares of $15 million for both the three months ended June 30, 2022 and 2021.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2022	2021
Revenues
Non-interest revenues
Discount revenue	$14,708	$11,045
Net card fees	2,904	2,539
Service fees and other revenue	2,171	1,343
Processed revenue	788	732
Total non-interest revenues	20,571	15,659
Interest income
Interest on loans	5,180	4,238
Interest and dividends on investment securities	35	48
Deposits with banks and other	104	46
Total interest income	5,319	4,332
Interest expense
Deposits	309	247
Long-term debt and other	451	437
Total interest expense	760	684
Net interest income	4,559	3,648
Total revenues net of interest expense	25,130	19,307
Provisions for credit losses
Card Member receivables	218	(135)
Card Member loans	161	(969)
Other	(2)	(177)
Total provisions for credit losses	377	(1,281)
Total revenues net of interest expense after provisions for credit losses	24,753	20,588
Expenses
Card Member rewards	6,702	4,955
Business development	2,447	1,691
Card Member services	1,304	749
Marketing	2,726	2,294
Salaries and employee benefits	3,470	3,089
Other, net	2,849	1,877
Total expenses	19,498	14,655
Pretax income	5,255	5,933
Income tax provision	1,192	1,418
Net income	$4,063	$4,515
Earnings per Common Share (Note 14)(a)
Basic	$5.30	$5.55
Diluted	$5.30	$5.54
Average common shares outstanding for earnings per common share:
Basic	755	802
Diluted	756	803
(a)Represents net income less (i) earnings allocated to participating share awards of $31 million for both the six months ended June 30, 2022 and 2021, and (ii) dividends on preferred shares of $29 million for both the six months ended June 30, 2022 and 2021.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2022	2021	2022	2021
Net income	$1,964	$2,280	$4,063	$4,515
Other comprehensive income (loss):
Net unrealized debt securities (losses) gains, net of tax	(25)	(11)	(53)	(23)
Foreign currency translation adjustments, net of hedges and tax	(157)	19	(177)	2
Net unrealized pension and other postretirement benefits, net of tax	12	9	32	35
Other comprehensive income (loss)	(170)	17	(198)	14
Comprehensive income	$1,794	$2,297	$3,865	$4,529
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2022, $9; 2021, $11)	$3,304	$1,292
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2022, $293; 2021, $463)	22,291	20,548
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2022, $612; 2021, $32)	682	188
Total cash and cash equivalents	26,277	22,028
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2022, $5,769; 2021, $5,175), less reserves for credit losses: 2022, $119; 2021, $64	55,900	53,581
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2022, $26,834; 2021, $26,587), less reserves for credit losses: 2022, $2,997; 2021, $3,305	92,440	85,257
Other loans, less reserves for credit losses: 2022, $38; 2021, $52	3,983	2,859
Investment securities	4,065	2,591
Premises and equipment, less accumulated depreciation and amortization: 2022, $9,191; 2021, $8,602	5,093	4,988
Other assets, less reserves for credit losses: 2022, $23; 2021, $25	17,540	17,244
Total assets	$205,298	$188,548
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$96,411	$84,382
Accounts payable	11,371	10,574
Short-term borrowings	1,984	2,243
Long-term debt (includes debt issued by consolidated variable interest entities: 2022, $11,968; 2021, $13,803)	40,495	38,675
Other liabilities	31,802	30,497
Total liabilities	$182,063	$166,371
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of June 30, 2022 and December 31, 2021	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 751 million shares as of June 30, 2022 and 761 million shares as of December 31, 2021	151	153
Additional paid-in capital	11,476	11,495
Retained earnings	14,751	13,474
Accumulated other comprehensive income (loss)	(3,143)	(2,945)
Total shareholders’ equity	23,235	22,177
Total liabilities and shareholders’ equity	$205,298	$188,548

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30 (Millions)	2022	2021
Cash Flows from Operating Activities
Net income	$4,063	$4,515
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	377	(1,281)
Depreciation and amortization	795	834
Stock-based compensation	198	183
Deferred taxes	(402)	238
Other non-cash items (a)	128	(532)
Originations of loans held-for-sale	(90)	—
Proceeds from sales of loans held-for-sale	88	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	246	282
Accounts payable & other liabilities	2,736	1,226
Net cash provided by operating activities	8,139	5,465
Cash Flows from Investing Activities
Sale of investment securities	16	37
Maturities and redemptions of investment securities	1,096	9,684
Purchase of investments	(2,674)	(824)
Net increase in Card Member loans and receivables, and other loans	(12,916)	(6,280)
Purchase of premises and equipment, net of sales: 2022, nil; 2021, $40	(899)	(609)
Acquisitions/dispositions, net of cash acquired	(15)	1
Net cash (used in) provided by investing activities	(15,392)	2,009
Cash Flows from Financing Activities
Net increase (decrease) in customer deposits	12,060	(1,966)
Net (decrease) increase in short-term borrowings	(63)	17
Proceeds from long-term debt	14,710	18
Payments of long-term debt	(12,529)	(5,409)
Issuance of American Express common shares	54	45
Repurchase of American Express common shares and other	(2,261)	(1,397)
Dividends paid	(753)	(724)
Net cash provided by (used in) financing activities	11,218	(9,416)
Effect of foreign currency exchange rates on cash and cash equivalents	284	(227)
Net increase (decrease) in cash and cash equivalents	4,249	(2,169)
Cash and cash equivalents at beginning of period	22,028	32,965
Cash and cash equivalents at end of period	$26,277	$30,796

Supplemental cash flow information
Cash and cash equivalents reconciliation	Jun-22	Dec-21	Jun-21	Dec-20
Cash and cash equivalents per Consolidated Balance Sheets	$26,277	$22,028	$30,796	$32,965
Restricted balances included in Cash and cash equivalents	1,086	525	1,841	606
Total Cash and cash equivalents, excluding restricted balances	$25,191	$21,503	$28,955	$32,359
(a)Includes net gains and losses on fair value hedges, changes in equity method investments and net gains and losses on Amex Ventures investments.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended June 30, 2022 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of March 31, 2022	$22,383	$—	$151	$11,451	$(2,973)	$13,754
Net income	1,964	—	—	—	—	1,964
Other comprehensive loss	(170)	—	—	—	(170)	—
Repurchase of common shares	(611)	—	—	(53)	—	(558)
Other changes, primarily employee plans	77	—	—	78	—	(1)
Cash dividends declared preferred Series D, $9,072.22 per share	(15)	—	—	—	—	(15)
Cash dividends declared common, $0.52 per share	(393)	—	—	—	—	(393)
Balances as of June 30, 2022	$23,235	$—	$151	$11,476	$(3,143)	$14,751

Six months ended June 30, 2022 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2021	$22,177	$—	$153	$11,495	$(2,945)	$13,474
Net income	4,063	—	—	—	—	4,063
Other comprehensive loss	(198)	—	—	—	(198)	—
Repurchase of common shares	(2,094)	—	(2)	(179)	—	(1,913)
Other changes, primarily employee plans	103	—	—	160	—	(57)
Cash dividends declared preferred Series D, $17,947.22 per share	(29)	—	—	—	—	(29)
Cash dividends declared common, $1.04 per share	(787)	—	—	—	—	(787)
Balances as of June 30, 2022	$23,235	$—	$151	$11,476	$(3,143)	$14,751
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended June 30, 2021 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of March 31, 2021	$24,449	$—	$161	$11,878	$(2,898)	$15,308
Net income	2,280	—	—	—	—	2,280
Other comprehensive income	17	—	—	—	17	—
Repurchase of common shares	(908)	—	(1)	(85)	—	(822)
Other changes, primarily employee plans	62	—	—	65	—	(3)
Cash dividends declared preferred Series B, $9,054.38 per share	(7)	—	—	—	—	(7)
Cash dividends declared preferred Series C, $8,864.92 per share	(8)	—	—	—	—	(8)
Cash dividends declared common, $0.43 per share	(346)	—	—	—	—	(346)
Balances as of June 30, 2021	$25,539	$—	$160	$11,858	$(2,881)	$16,402

Six months ended June 30, 2021 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2020	$22,984	$—	$161	$11,881	$(2,895)	$13,837
Net income	4,515	—	—	—	—	4,515
Other comprehensive income	14	—	—	—	14	—
Repurchase of common shares	(1,346)	—	(2)	(134)	—	(1,210)
Other changes, primarily employee plans	94	—	1	111	—	(18)
Cash dividends declared preferred Series B, $18,379.60 per share	(14)	—	—	—	—	(14)
Cash dividends declared preferred Series C, $17,618.67 per share	(15)	—	—	—	—	(15)
Cash dividends declared common, $0.86 per share	(693)	—	—	—	—	(693)
Balances as of June 30, 2021	$25,539	$—	$160	$11,858	$(2,881)	$16,402
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The Company
We are a globally integrated payments company that provides our customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are credit and charge card products, along with travel and lifestyle related services, offered to consumers and businesses around the world. Our various products and services are offered globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are offered through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party service providers and business partners, direct mail, telephone, in-house sales teams and direct response advertising.
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
Recently Issued Accounting Standards
In March 2022, the Financial Accounting Standards Board issued new accounting guidance on troubled debt restructuring (TDR) and write-offs, effective January 1, 2023, with early adoption permitted. The amendments eliminate the TDR accounting guidance for Current Expected Credit Loss (CECL) adopters, create a single loan modification accounting model and enhance disclosure requirements for loan modifications and write-offs. We anticipate that we will adopt the updated guidance on January 1, 2023 on a prospective basis and do not expect a material impact to our Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Loans and Card Member Receivables
Our lending and charge payment card products result in the generation of Card Member loans and Card Member receivables. We also extend credit to consumer and commercial customers through non-card financing products, resulting in Other loans.
Card Member loans by segment and Other loans as of June 30, 2022 and December 31, 2021 consisted of:

(Millions)	2022	2021
Global Consumer Services Group (a)	$74,747	$70,467
Global Commercial Services	20,690	18,095
Card Member loans	95,437	88,562
Less: Reserves for credit losses	2,997	3,305
Card Member loans, net	$92,440	$85,257
Other loans, net (b)	$3,983	$2,859
(a)Includes approximately $26.8 billion and $26.6 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of June 30, 2022 and December 31, 2021, respectively.
(b)Other loans are presented net of reserves for credit losses of $38 million and $52 million as of June 30, 2022 and December 31, 2021, respectively.
Card Member receivables by segment as of June 30, 2022 and December 31, 2021 consisted of:

(Millions)	2022	2021
Global Consumer Services Group	$21,390	$22,392
Global Commercial Services (a)	34,629	31,253
Card Member receivables	56,019	53,645
Less: Reserves for credit losses	119	64
Card Member receivables, net	$55,900	$53,581
(a)Includes $5.8 billion and $5.2 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of June 30, 2022 and December 31, 2021, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of June 30, 2022 and December 31, 2021:

2022 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$74,187	$177	$121	$262	$74,747
Global Commercial Services
Global Small Business Services	20,514	44	28	48	20,634
Global Corporate Payments (a)	(b)	(b)	(b)	—	56
Card Member Receivables:
Global Consumer Services Group	21,228	61	32	69	21,390
Global Commercial Services
Global Small Business Services	$18,794	$73	$41	$60	$18,968
Global Corporate Payments (a)	(b)	(b)	(b)	$66	$15,661

2021 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$69,960	$158	$112	$237	$70,467
Global Commercial Services
Global Small Business Services	17,950	34	19	37	18,040
Global Corporate Payments (a)	(b)	(b)	(b)	—	55
Card Member Receivables:
Global Consumer Services Group	22,279	41	24	48	22,392
Global Commercial Services
Global Small Business Services	$17,846	$59	$28	$44	$17,977
Global Corporate Payments (a)	(b)	(b)	(b)	$42	$13,276
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

	2022			2021
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	0.8%	1.1%	0.7%	1.3%	1.7%	0.7%
Global Small Business Services	0.6%	0.7%	0.6%	0.8%	1.0%	0.4%
Card Member Receivables:
Global Consumer Services Group	0.6%	0.6%	0.8%	0.4%	0.5%	0.4%
Global Small Business Services	0.8%	0.9%	0.9%	0.3%	0.4%	0.5%
Global Corporate Payments (d)	(b)	0.3%	(c)	(b)	(0.3)%	(c)
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
(c)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.4% and 0.3% as of June 30, 2022 and 2021, respectively.
(d)The net write-off rate for the six months ended June 30, 2021 includes a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which resulted in a write-off in 2020.
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
The following tables provide additional information with respect to our impaired loans and receivables as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
			Accounts Classified as a TDR (c)
2022 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$171	$88	$614	$1,036	$1,909	$290
Global Commercial Services	28	19	177	361	585	80
Card Member Receivables:
Global Consumer Services Group	—	—	154	167	321	8
Global Commercial Services	—	—	287	388	675	25
Other Loans (f)	2	1	34	2	39	1
Total	$201	$108	$1,266	$1,954	$3,529	$404

	As of December 31, 2021
			Accounts Classified as a TDR (c)
2021 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$149	$82	$708	$997	$1,936	$415
Global Commercial Services	19	14	176	332	541	132
Card Member Receivables:
Global Consumer Services Group	—	—	133	130	263	9
Global Commercial Services	—	—	248	303	551	39
Other Loans (f)	1	—	67	2	70	1
Total	$169	$96	$1,332	$1,764	$3,361	$596
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
(c)Accounts classified as a TDR include $43 million and $41 million that are over 90 days past due and accruing interest as of June 30, 2022 and December 31, 2021, respectively, and $14 million and $19 million that are non-accruals as of June 30, 2022 and December 31, 2021, respectively.
(d)In Program TDRs include accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $1.8 billion and $1.6 billion of accounts that have successfully completed a modification program and $141 million and $143 million of accounts that were not in compliance with the terms of the modification programs as of June 30, 2022 and December 31, 2021, respectively.
(f)Other loans primarily represent consumer and commercial non-card financing products.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans and Receivables Modified as TDRs
The following tables provide additional information with respect to loans and receivables that were modified as TDRs during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	26	$171	14	(b)	53	$348	14	(b)
Card Member Receivables	5	162	(c)	19	11	333	(c)	18
Other Loans (d)	1	1	3	17	2	$2	3	16
Total	32	$334			66	$683

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	23	$172	13	(b)	61	$459	13	(b)
Card Member Receivables	4	83	(c)	18	11	200	(c)	18
Other Loans (d)	1	$2	3	18	2	$10	3	15
Total	28	$257			74	$669
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

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$23	8	$52
Card Member Receivables	1	10	2	20
Other Loans (b)	—	—	—	—
Total	5	$33	10	$72

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	9	$69	16	$116
Card Member Receivables	3	19	4	38
Other Loans (b)	1	3	2	$8
Total	13	$91	22	$162
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Second quarter of 2022	4%	4% - 8%	4%	4% - (3)%
Fourth quarter of 2022	3% - 6%	4% - 9%	6% - (7)%	2% - 1%
Fourth quarter of 2023	3% - 8%	3% - 7%	3% - 1%	4% - 3%
Fourth quarter of 2024	3% - 6%	4% -6%	3% - 1%	3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses increased for the three months ended June 30, 2022, primarily driven by an increase in loans outstanding and a slight deterioration in the macroeconomic outlook, partially offset by improved portfolio quality.
Card Member loans reserve for credit losses decreased for the six months ended June 30, 2022, primarily driven by improved portfolio quality and reduction in COVID-19 pandemic-driven reserves, partially offset by an increase in loans outstanding and a slight deterioration in the macroeconomic outlook.
Card Member loans reserve for credit losses decreased for both the three and six months ended June 30, 2021, driven by lower delinquencies, improved portfolio quality and improving macroeconomic outlooks, partially offset by an increase in loans outstanding.
The following table presents changes in the Card Member loans reserve for credit losses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2022	2021	2022	2021
Beginning Balance	$2,981	$4,467	$3,305	$5,344
Provisions (a)	272	(396)	161	(969)
Net write-offs (b)
Principal	(192)	(185)	(357)	(426)
Interest and fees	(55)	(58)	(105)	(121)
Other (c)	(9)	7	(7)	7
Ending Balance	$2,997	$3,835	$2,997	$3,835
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $138 million and $172 million for the three months ended June 30, 2022 and 2021, respectively, and $283 million and $340 million for the six months ended June 30, 2022 and 2021, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(53) million and $(43) million for the three months ended June 30, 2022 and 2021, respectively, and $(108) million and $(88) million for the six months ended June 30, 2022 and 2021, respectively.
(c)Primarily includes foreign currency translation adjustments of $(8) million and $7 million for the three months ended June 30, 2022 and 2021, respectively, and $(6) million and $6 million for the six months ended June 30, 2022 and 2021, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses increased for the three months ended June 30, 2022, primarily driven by an increase in receivables outstanding and a slight deterioration in the macroeconomic outlook, partially offset by improved portfolio quality.
Card Member receivables reserve for credit losses increased for the six months ended June 30, 2022, primarily driven by an increase in receivables outstanding and higher delinquencies.
Card Member receivables reserve for credit losses decreased for both the three and six months ended June 30, 2021, driven by lower delinquencies, improved portfolio quality and improving macroeconomic outlooks, partially offset by an increase in receivables outstanding.
The following table presents changes in the Card Member receivables reserve for credit losses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2022	2021	2022	2021
Beginning Balance	$76	$202	$64	$267
Provisions (a)	138	(125)	218	(135)
Net write-offs (b)	(95)	(4)	(162)	(57)
Other (c)	—	—	(1)	(2)
Ending Balance	$119	$73	$119	$73
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $67 million and $127 million for the three months ended June 30, 2022 and 2021, respectively, and $134 million and $224 million for the six months ended June 30, 2022 and 2021, respectively. Amounts include net (write-offs) recoveries from TDRs of $(17) million and $(16) million for the three months ended June 30, 2022 and 2021, respectively, and $(29) million and $(36) million for the six months ended June 30, 2022 and 2021, respectively.
(c)Primarily includes foreign currency translation adjustments of nil for both the three months ended June 30, 2022 and 2021, and nil and $(1) million for the six months ended June 30, 2022 and 2021, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $10 million and $12 million as of June 30, 2022 and December 31, 2021, respectively, presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of June 30, 2022 and December 31, 2021:

	2022				2021
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$72	$1	$(8)	$65	$106	$5	$—	$111
U.S. Government agency obligations	6	—	—	6	6	—	—	6
U.S. Government treasury obligations	3,257	1	(31)	3,227	1,680	25	(1)	1,704
Mortgage-backed securities (a)	14	—	—	14	17	1	—	18
Foreign government bonds and obligations	673	—	(2)	671	630	—	—	630
Other (b)	33	—	—	33	43	—	—	43
Equity securities (c)	65	—	(16)	49	66	17	(4)	79
Total	$4,120	$2	$(57)	$4,065	$2,548	$48	$(5)	$2,591
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in Corporate debt securities and debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.
The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021. There were no securities in a gross unrealized loss position for 12 months or more as of both June 30, 2022 and December 31, 2021.

	2022		2021
	Less than 12 months		Less than 12 months
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$40	$(8)	$—	$—
U.S. Government treasury obligations	2,553	(31)	477	(1)
Foreign government bonds and obligations	550	(2)	—	—
Total	$3,143	$(41)	$477	$(1)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the gross unrealized losses by ratio of fair value to amortized cost as of June 30, 2022 and December 31, 2021:

	Less than 12 months
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2022:
90–100%	50	$3,112	$(34)
Less than 90%	14	31	(7)
Total as of June 30, 2022	64	$3,143	$(41)
2021:
90–100%	5	$477	$(1)
Total as of December 31, 2021	5	$477	$(1)
Contractual maturities for available-for-sale debt securities with stated maturities as of June 30, 2022 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$1,782	$1,780
Due after 1 year but within 5 years	2,174	2,144
Due after 5 years but within 10 years	31	32
Due after 10 years	68	60
Total	$4,055	$4,016
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests for the Lending Trust was $15.0 billion as of both June 30, 2022 and December 31, 2021, and for the Charge Trust was $5.8 billion and $3.2 billion as of June 30, 2022 and December 31, 2021, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust was $621 million and $42 million as of June 30, 2022 and December 31, 2021, respectively, and for the Charge Trust was nil and $1 million as of June 30, 2022 and December 31, 2021, respectively. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the six months ended June 30, 2022 and the year ended December 31, 2021, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of June 30, 2022 and December 31, 2021, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2022	2021
U.S.:
Interest-bearing	$95,370	$83,304
Non-interest-bearing (includes Card Member credit balances of: 2022, $489; 2021, $527)	533	553
Non-U.S.:
Interest-bearing	17	18
Non-interest-bearing (includes Card Member credit balances of: 2022, $488; 2021, $503)	491	507
Total customer deposits	$96,411	$84,382
Customer deposits by deposit type as of June 30, 2022 and December 31, 2021 were as follows:

(Millions)	2022	2021
Savings and transaction accounts	$70,776	$66,142
Certificates of deposit:
Direct	1,474	1,415
Third-party (brokered)	6,593	3,095
Sweep accounts – Third-party (brokered)	16,556	12,658
Other deposits	35	42
Card Member credit balances	977	1,030
Total customer deposits	$96,411	$84,382
The scheduled maturities of certificates of deposit as of June 30, 2022 were as follows:

(Millions)	2022	2023	2024	2025	2026	After 5 Years	Total
Certificates of deposit	$1,422	$2,130	$2,845	$1,263	$31	$376	8,067
As of June 30, 2022 and December 31, 2021, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2022	2021
U.S.	$543	$521
Non-U.S.	1	1
Total	$544	$522

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
In 2006, Mawarid Investments Limited filed a request for confidential arbitration under the 1998 London Court of International Arbitration Rules in connection with certain claims arising under a shareholders agreement between Mawarid and American Express Travel Related Services Company, Inc. relating to a joint venture between the parties, Amex (Middle East) BSC(c) (AEME). In 2008, the tribunal rendered a partial award, including a direction that an audit should take place to verify whether acquirer discount revenue related to transactions occurring with airlines located in the Middle East region had been properly allocated to AEME since its inception in 1992. In September 2021, the tribunal rendered a further partial award regarding the location of transactions through non-physical channels. In May 2022, the tribunal further clarified the 2021 partial award and the discount rate that should apply to transactions through non-physical channels. A final award is expected by the end of 2022.

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
A majority of our derivative assets and liabilities as of June 30, 2022 and December 31, 2021 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of June 30, 2022, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of June 30, 2022 and December 31, 2021, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2022 and December 31, 2021:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$204	$114	$—
Net investment hedges - Foreign exchange contracts	436	219	56	54
Total derivatives designated as hedging instruments	436	423	170	54
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	330	167	136	85
Total derivatives, gross	766	590	306	139
Derivative asset and derivative liability netting (b)	(141)	(93)	(141)	(93)
Cash collateral netting (c)	(28)	(204)	(114)	(4)
Total derivatives, net	$597	$293	$51	$42
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
We posted $11 million as of both June 30, 2022 and December 31, 2021 as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $11.1 billion and $12.9 billion of fixed-rate debt obligations designated in fair value hedging relationships as of June 30, 2022 and December 31, 2021, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and six months ended June 30:

	Gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2022	2021	2022	2021
Fixed-rate long-term debt	$106	$55	$364	$198
Derivatives designated as hedging instruments	(106)	(54)	(367)	(199)
Total	$—	$1	$(3)	$(1)
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $11.0 billion and $13.1 billion as of June 30, 2022 and December 31, 2021, respectively, including the cumulative amount of fair value hedging adjustments of $(127) million and $237 million for the respective periods.
We recognized in Interest expense on Long-term debt net decreases of $34 million and $63 million for the three months ended June 30, 2022 and 2021, respectively, and net decreases of $91 million and $136 million for the six months ended June 30, 2022 and 2021, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $12.3 billion and $12.6 billion of foreign currency derivatives designated as net investment hedges as of June 30, 2022 and December 31, 2021, respectively. The gain or loss on net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, were a gain of $293 million and a loss of $108 million for the three months ended June 30, 2022 and 2021, respectively, and a gain of $208 million and a loss of $102 million for the six months ended June 30, 2022 and 2021, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for both the three and six months ended June 30, 2022 and 2021.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $20.0 billion and $19.0 billion as of June 30, 2022 and December 31, 2021, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net losses of $1 million and $9 million for the three months ended June 30, 2022 and 2021, respectively, and net losses of $13 million and $14 million for the six months ended June 30, 2022 and 2021, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
During the quarter ended June 30, 2022, we recorded an embedded derivative with a notional amount of $78 million, related to seller earnout shares granted to us upon the completion of a business combination between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital. This embedded derivative had a fair value of $19 million as of June 30, 2022. The changes in the fair value of the embedded derivative resulted in a loss of $4 million for both the three and six months ended June 30, 2022, which was recognized in Service Fees and Other Revenue in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of June 30, 2022 and December 31, 2021:

	2022				2021
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$49	$48	$1	$—	$79	$78	$1	$—
Debt securities	4,016	—	3,984	32	2,512	—	2,480	32
Derivatives, gross (a)(b)	766	—	747	19	590	—	590	—
Total Assets	4,831	48	4,732	51	3,181	78	3,071	32
Liabilities:
Derivatives, gross (a)	306	—	306	—	139	—	139	—
Total Liabilities	$306	$—	$306	$—	$139	$—	$139	$—
(a)Refer to Note 4 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities on a further disaggregated basis.
(b)Level 3 fair value reflects an embedded derivative. Management reviews and applies judgment to the valuation of the embedded derivative that is performed by an independent third party using a Monte Carlo simulation that models a range of probable future stock prices based on implied volatility in a risk neutral framework. Refer to Note 8 for additional information about this embedded derivative.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2022 and December 31, 2021. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2022 and December 31, 2021, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2022 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$26	$26	$24	$2	$—
Other financial assets (b)	59	59	—	59	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	96	99	—	—	99

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	114	114	—	114	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	8	8	—	8	—
Long-term debt (c)	$40	$41	$—	$41	$—

	Carrying Value	Corresponding Fair Value Amount
2021 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$22	$22	$20	$2	$—
Other financial assets (b)	56	56	—	56	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	88	91	—	—	91

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	105	105	—	105	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	5	5	—	5	—
Long-term debt (c)	$39	$40	$—	$40	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $5.8 billion and $5.2 billion held by a consolidated VIE as of June 30, 2022 and December 31, 2021, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $26.9 billion and $26.7 billion as of June 30, 2022 and December 31, 2021, respectively, and the fair values of Long-term debt were $11.8 billion and $13.9 billion as of June 30, 2022 and December 31, 2021, respectively.
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
We estimate the Level 3 fair value of equity investments without readily determinable fair values based on price changes as of the date of new similar equity financing transactions completed by the companies in our portfolio. The carrying value of equity investments without readily determinable fair values totaled $1.3 billion as of both June 30, 2022 and December 31, 2021. These amounts are included within Other assets on the Consolidated Balance Sheets. We recorded unrealized gains of $76 million and $249 million for the three months ended June 30, 2022 and 2021, respectively, and $88 million and $627 million for the six months ended June 30, 2022 and 2021, respectively. Unrealized losses including any impairments were $84 million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and $102 million and $2 million for the six months ended June 30, 2022 and 2021 respectively. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains for equity investments without readily determinable fair values totaled $1.2 billion and $1.1 billion as of June 30, 2022 and December 31, 2021, respectively, and cumulative unrealized losses including any impairments were $112 million and $10 million as of June 30, 2022 and December 31, 2021, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both June 30, 2022 and December 31, 2021.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $28 million, respectively, as of June 30, 2022, and $1 billion and $24 million, respectively, as of December 31, 2021, all of which were primarily related to our real estate and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Changes in Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and six months ended June 30, 2022 and 2021 were as follows:

Three Months Ended June 30, 2022 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of March 31, 2022	$(5)	$(2,412)	$(556)	$(2,973)
Net change	(25)	(157)	12	(170)
Balances as of June 30, 2022	$(30)	$(2,569)	$(544)	$(3,143)

Six Months Ended June 30, 2022 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2021	$23	$(2,392)	$(576)	$(2,945)
Net change	(53)	(177)	32	(198)
Balances as of June 30, 2022	$(30)	$(2,569)	$(544)	$(3,143)

Three Months Ended June 30, 2021 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of March 31, 2021	$53	$(2,246)	$(705)	$(2,898)
Net change	(11)	19	9	17
Balances as of June 30, 2021	$42	$(2,227)	$(696)	$(2,881)

Six Months Ended June 30, 2021 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2020	$65	$(2,229)	$(731)	$(2,895)
Net change	(23)	2	35	14
Balances as of June 30, 2021	$42	$(2,227)	$(696)	$(2,881)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three and six months ended June 30 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2022	2021	2022	2021
Net unrealized (losses) gains on debt securities	$(7)	$(3)	$(16)	$(6)
Foreign currency translation adjustment, net of hedges	92	(38)	62	(30)
Pension and other postretirement benefits	10	2	17	13
Total tax impact	$95	$(39)	$63	$(23)
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, were not significant for any of the three and six months ended June 30, 2022 and 2021.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2022	2021	2022	2021
Service fees	$370	$334	$719	$674
Foreign currency-related revenue	304	131	529	245
Delinquency fees	193	146	372	294
Travel commissions and fees	131	58	219	90
Other fees and revenues	267	36	332	40
Total Service fees and other revenue	$1,265	$705	$2,171	$1,343
The following is a detail of Other expenses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2022	2021	2022	2021
Data processing and equipment	$623	$577	$1,223	$1,159
Professional services	501	458	973	861
Net unrealized and realized losses (gains) on Amex Ventures investments	10	(248)	21	(632)
Other	317	220	632	489
Total Other expenses	$1,451	$1,007	$2,849	$1,877

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate was 22.8 percent and 22.4 percent for the three months ended June 30, 2022 and 2021, respectively, and 22.7 percent and 23.9 percent for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate for the three month period primarily reflected discrete tax benefits in the prior period. The decrease in the effective tax rate for the six month period primarily reflected discrete tax benefits in the current period related to the resolution of certain prior years' tax items and stock-based compensation. The effective tax rate for the prior six month period also reflected the prospective implementation of the Proportional Amortization Method to account for investments in qualified affordable housing projects.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination by the IRS for the 2017 and 2018 tax years.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $173 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $173 million of unrecognized tax benefits, approximately $137 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Basic and diluted:
Net income	$1,964	$2,280	$4,063	$4,515
Preferred dividends	(15)	(15)	(29)	(29)
Net income available to common shareholders	$1,949	$2,265	$4,034	$4,486
Earnings allocated to participating share awards (a)	(15)	(16)	(31)	(31)
Net income attributable to common shareholders	$1,934	$2,249	$4,003	$4,455
Denominator:(a)
Basic: Weighted-average common stock	752	801	755	802
Add: Weighted-average stock options (b)	1	1	1	1
Diluted	753	802	756	803

Basic EPS	$2.57	$2.81	$5.30	$5.55
Diluted EPS	$2.57	$2.80	$5.30	$5.54
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.25 million and 0.01 million of options for the three months ended June 30, 2022 and 2021, respectively, and 0.21 million of options for both the six months ended June 30, 2022 and 2021 because inclusion of the options would have been anti-dilutive.

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
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three and six months ended June 30:

Three Months Ended June 30, 2022 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$5,792	$3,643	$1,551	$49	$11,035
Revenue from contracts with customers (b)	4,155	3,175	1,418	23	8,771
Interest income	2,217	490	5	87	2,799
Interest expense	238	163	(61)	99	439
Total revenues net of interest expense	7,771	3,970	1,617	37	13,395
Pretax segment income (loss)	$1,404	$817	$815	$(493)	$2,543
Total assets (billions)	$108	$59	$16	$22	$205

Six Months Ended June 30, 2022 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$10,841	$6,823	$2,907	$—	$20,571
Revenue from contracts with customers (b)	7,774	5,934	2,676	27	16,411
Interest income	4,257	926	7	129	5,319
Interest expense	430	285	(105)	150	760
Total revenues net of interest expense	14,668	7,464	3,019	(21)	25,130
Pretax segment income (loss)	$3,139	$1,621	$1,502	$(1,007)	$5,255
Total assets (billions)	$108	$59	$16	$22	$205

Three Months Ended June 30, 2021 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,466	$2,811	$1,204	$(56)	$8,425
Revenue from contracts with customers (b)	3,225	2,407	1,135	(5)	6,762
Interest income	1,749	345	4	42	2,140
Interest expense	174	111	(20)	57	322
Total revenues net of interest expense	6,041	3,045	1,228	(71)	10,243
Pretax segment income (loss)	$1,884	$835	$527	$(306)	$2,940
Total assets (billions)	$90	$46	$14	$37	$187

Six Months Ended June 30, 2021 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$8,275	$5,253	$2,265	$(134)	$15,659
Revenue from contracts with customers (b)	5,829	4,470	2,129	(12)	12,416
Interest income	3,557	681	8	86	4,332
Interest expense	362	227	(37)	132	684
Total revenues net of interest expense	11,470	5,707	2,310	(180)	19,307
Pretax segment income (loss)	$4,029	$1,510	$912	$(518)	$5,933
Total assets (billions)	$90	$46	$14	$37	$187
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue, certain service fees and other revenue and processed revenues from customers.

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
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K) and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the First Quarter Form 10-Q). The information included in the “Risk Factors” section of the First Quarter Form 10-Q is incorporated by reference herein. The risks and uncertainties that we face are not limited to those set forth in the 2021 Form 10-K, as supplemented and updated in the First Quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)   ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2022
Repurchase program(a)	2,760,602	$181.70	2,760,602	45,266,336
Employee transactions(b)	(613)	177.06	N/A	N/A

May 1-31, 2022
Repurchase program(a)	—	—	—	45,266,336
Employee transactions(b)	26,037	$174.72	N/A	N/A

June 1-30, 2022
Repurchase program(a)	664,435	$164.66	664,435	44,601,901
Employee transactions(b)	(73)	$171.79	N/A	N/A

Total
Repurchase program(a)	3,425,037	$178.39	3,425,037	44,601,901
Employee transactions(b)	25,351	$174.67	N/A	N/A
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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: July 22, 2022	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell Vice Chairman and Chief Financial Officer

Date: July 22, 2022	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)