Form 10-Q
period 2022-09-30
AMERICAN EXPRESS CO
filed 2022-10-21
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 12, 2022
Common Shares (par value $0.20 per share)	747,232,696	Shares

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

Effective for the third quarter of 2022, we realigned our reportable segments to reflect organizational changes announced during the second quarter of 2022. Prior periods have been recast to conform to the new reportable operating segments, which are: U.S. Consumer Services (USCS), Commercial Services (CS), International Card Services (ICS) and Global Merchant and Network Services (GMNS), with corporate functions and certain other businesses and operations included in Corporate & Other. Refer to Note 1 to the “Consolidated Financial Statements” for additional information.
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

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended September 30,		Change 2022 vs. 2021		As of or for the Nine Months Ended September 30,		Change 2022 vs. 2021
(Millions, except percentages, per share amounts and where indicated)	2022	2021			2022	2021
Selected Income Statement Data
Total revenues net of interest expense	$13,556	$10,928	$2,628	24%	$38,686	$30,235	$8,451	28%
Provisions for credit losses	778	(191)	969	#	1,155	(1,472)	2,627	#
Expenses	10,319	8,669	1,650	19	29,817	23,324	6,493	28
Pretax income	2,459	2,450	9	—	7,714	8,383	(669)	(8)
Income tax provision	580	624	(44)	(7)	1,772	2,042	(270)	(13)
Net income	1,879	1,826	53	3	5,942	6,341	(399)	(6)
Earnings per common share — diluted (a)	$2.47	$2.27	$0.20	9%	$7.77	$7.82	$(0.05)	(1)%

Common Share Statistics (b)
Cash dividends declared per common share	$0.52	$0.43	$0.09	21%	$1.56	$1.29	$0.27	21%
Average common shares outstanding:
Basic	748	786	(38)	(5)%	752	796	(44)	(6)%
Diluted	749	787	(38)	(5)%	753	797	(44)	(6)%

Selected Metrics and Ratios
Network volumes (Billions)	$394.4	$330.7	$64	19%	$1,139.5	$916.1	$223	24%
Return on average equity (c)	31.9%	29.2%			34.5%	34.7%
Net interest income divided by average Card Member loans	10.5%	10.4%			10.3%	10.2%
Net interest yield on average Card Member loans (d)	10.8%	10.8%			10.6%	10.9%
Effective tax rate	23.6%	25.5%			23.0%	24.4%
Common Equity Tier 1	10.6%	12.6%			10.6%	12.6%

Selected Balance Sheet Data
Cash and cash equivalents	$31,182	$27,916	$3,266	12%	$31,182	$27,916	$3,266	12%
Card Member receivables	55,275	48,758	6,517	13	55,275	48,758	6,517	13
Card Member loans	99,038	77,026	22,012	29	99,038	77,026	22,012	29
Customer deposits	103,463	84,326	19,137	23	103,463	84,326	19,137	23
Long-term debt	$42,393	$34,483	$7,910	23%	$42,393	$34,483	$7,910	23%
# Denotes a variance of 100 percent or more
(a)Represents net income, less (i) earnings allocated to participating share awards of $14 million for both the three months ended September 30, 2022 and 2021 and $45 million for both the nine months ended September 30, 2022 and 2021, (ii) dividends on preferred shares of $14 million and $20 million for the three months ended September 30, 2022 and 2021, respectively, and $43 million and $49 million for the nine months ended September 30, 2022 and 2021, respectively, and (iii) an equity-related adjustment of $9 million related to the redemption of preferred shares for both the three and nine months ended September 30, 2021.
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

Business Environment
Our results for the third quarter reflect strong performance and continued strength in our premium Card Member base, despite uncertainties in the macroeconomic environment. We continue to invest in our brand, value propositions, customers, colleagues, technology and coverage, which is driving growth across our businesses.
Our network volumes for the third quarter increased 19 percent year-over-year (23 percent on an FX-adjusted basis1) and billed business, which accounts for the majority of our total network volumes and is the most significant driver of our financial results, increased 21 percent year-over-year (24 percent on an FX-adjusted basis1). The increase in billed business across our segments was driven by sustained growth in Goods & Services spending and the continued momentum in T&E spending, including T&E spending in our international markets exceeding pre-pandemic levels on an FX-adjusted basis1. U.S. Consumer billed business grew by 22 percent year-over-year, reflecting continued strength in spending trends from our premium U.S. consumer Card Members. Billed business in our Commercial Services segment grew by 20 percent on a year-over-year basis reflecting continued strength in spending by our U.S. small and mid-sized enterprise customers, as well as continued recovery in spending by our U.S. large and global corporate clients. International billed business grew by 21 percent year-over-year (37 percent on an FX-adjusted basis1), driven by increased spending by both consumer and commercial customers. Inflation was a modest contributor to our strong billed business growth, while the continuing strengthening of the U.S. dollar, relative to the prior year, against most major currencies in which we operate, had a negative impact on our international billings.
Total revenues net of interest expense increased 24 percent year-over-year (27 percent on an FX-adjusted basis1) reflecting strong growth in all our revenue lines. Discount revenue, our largest revenue line, increased 23 percent year-over-year, driven primarily by growth in Card Member spending. Service fees and other revenue increased 39 percent year-over-year, driven in part by higher travel-related revenues. Net card fees grew 17 percent year-over-year, as new card acquisitions increased and Card Member retention remained high due to the investments we have been making in our premium value propositions. Net interest income grew by 29 percent year-over-year, primarily driven by growth in loans, partially offset by higher interest expense due to higher rates.
Card Member loans grew 29 percent year-over-year, driven by ongoing strong growth in billed business. The interest-bearing portion of our loan balances also continues to increase quarter-over-quarter. Provisions for credit losses increased, primarily driven by reserve builds in the current period, as compared to reserve releases in the prior period, and higher net write-offs. The reserve builds in the current period reflected the strong growth in loans and changes in the macroeconomic outlook. Write-off and delinquency rates remained low in the current quarter; however, delinquency rates modestly increased on a sequential basis.
Card Member rewards, Business development and Card Member services are generally correlated to volumes or are variable based on usage and increased year-over-year primarily due to network volume growth and higher usage of travel-related benefits. Card Member rewards expense growth was also driven by a larger proportion of billed business in categories that earn incremental rewards such as travel.
Operating expenses increased 22 percent year-over-year primarily due to higher compensation costs in the current quarter and net losses on Amex Ventures investments in the current period as compared to net gains in the prior period, partially offset by the impact of the strengthening U.S. dollar on our international expenses. During the quarter, we maintained our capital ratios within our target range and returned $1.0 billion of capital to our shareholders through share buybacks and dividends. We plan to continue to return to shareholders the excess capital we generate while supporting our balance sheet growth.
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

Results of Operations
The discussions in both the “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three and nine months ended September 30, 2022 compared to the same periods in the prior year, as presented in the accompanying tables.
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
(Millions, except percentages)	2022	2021			2022	2021
Discount revenue	$7,848	$6,369	$1,479	23%	$22,556	$17,414	$5,142	30%
Net card fees	1,541	1,312	229	17	4,445	3,851	594	15
Service fees and other revenue	1,169	839	330	39	3,340	2,182	1,158	53
Processed revenue	420	414	6	1	1,208	1,146	62	5
Total non-interest revenues	10,978	8,934	2,044	23	31,549	24,593	6,956	28
Total interest income	3,374	2,301	1,073	47	8,693	6,633	2,060	31
Total interest expense	796	307	489	#	1,556	991	565	57
Net interest income	2,578	1,994	584	29	7,137	5,642	1,495	26
Total revenues net of interest expense	$13,556	$10,928	$2,628	24%	$38,686	$30,235	$8,451	28%
# Denotes a variance of 100 percent or more
Total Revenues Net of Interest Expense
Discount revenue increased for both the three and nine month periods, primarily driven by increases in billed business of 21 percent and 27 percent, respectively. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased for both the three and nine month periods, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased for both the three and nine month periods, primarily driven by higher travel related revenues from foreign exchange-related revenues associated with Card Member cross-currency spending and higher travel commissions and fees from our consumer travel business. The increase for the nine month period also reflected income from equity method investments in the current period, which included a portion of the revenue allocated to a joint venture partner as described in Business development expense below, versus a net loss in the prior period.
Processed revenue increased for both the three and nine month periods, primarily driven by increases in processed volumes, partially offset by the repositioning of certain of our alternative payment solutions.
Interest income increased for both the three and nine month periods, primarily reflecting higher average Card Member loan balances and higher interest rates.
Interest expense increased for both the three and nine month periods, primarily driven by higher interest rates.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
(Millions, except percentages)	2022	2021			2022	2021
Card Member loans
Net write-offs	$259	$161	$98	61%	$721	$708	$13	2%
Reserve (release) build (a)	337	(338)	675	#	36	(1,854)	1,890	#
Total	596	(177)	773	#	757	(1,146)	1,903	#
Card Member receivables
Net write-offs	122	32	90	#	284	89	195	#
Reserve (release) build (a)	43	(44)	87	#	99	(236)	335	#
Total	165	(12)	177	#	383	(147)	530	#
Other
Net write-offs - Other loans (b)	6	—	6	—	12	19	(7)	(37)
Net write-offs - Other receivables (c)	4	9	(5)	(56)	13	25	(12)	(48)
Reserve (release) build - Other loans (a)(b)	8	(5)	13	#	(6)	(171)	165	96
Reserve (release) build - Other receivables (a)(c)	(1)	(6)	5	83	(4)	(52)	48	92
Total	17	(2)	19	#	15	(179)	194	#
Total provisions for credit losses	$778	$(191)	$969	# %	$1,155	$(1,472)	$2,627	# %
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve (release) build.
(b)Relates to Other loans of $4.8 billion and $2.9 billion, less reserves of $46 million and $52 million, as of September 30, 2022 and December 31, 2021, respectively; and $2.4 billion and $2.9 billion, less reserves of $66 million and $238 million, as of September 30, 2021 and December 31, 2020, respectively.
(c)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $3.0 billion and $2.7 billion, less reserves of $22 million and $25 million, as of September 30, 2022 and December 31, 2021, respectively; and $2.7 billion and $3.0 billion, less reserves of $33 million and $85 million, as of September 30, 2021 and December 31, 2020, respectively.
Provisions for Credit Losses
Card Member loans provision for credit losses increased for both the three and nine month periods, primarily due to reserve builds in the current periods, versus reserve releases in the prior periods, and higher net write-offs. The reserve builds in the current periods were primarily driven by increases in loans outstanding and deterioration in the macroeconomic outlook, partially offset, for the current nine month period, by a reduction in COVID-19 pandemic-driven reserves. The reserve releases in the prior periods were driven by lower delinquencies and improved portfolio quality and macroeconomic outlook, partially offset by an increase in loans outstanding.
Card Member receivables provision for credit losses increased for both the three and nine month periods, primarily due to reserve builds in the current periods, versus reserve releases in the prior periods, and higher net write-offs. The reserve build in the current three month period was primarily driven by higher delinquencies. The reserve build in the current nine month period was primarily driven by an increase in receivables outstanding and higher delinquencies. The reserve releases in the prior periods were driven by lower delinquencies and improved portfolio quality and macroeconomic outlook, partially offset by an increase in receivables outstanding.
Other loans provision for credit losses increased for both the three and nine month periods. The increase for the three month period was primarily due to a reserve build in the current period, driven by higher non-card balances, versus a reserve release in the prior period, and higher net write-offs. The increase for the nine month period was primarily due to a lower reserve release in the current period, partially offset by lower net write-offs. The reserve releases in the prior periods were due to improved credit performance and lower non-card loans outstanding.
Refer to Note 3 to the "Consolidated Financial Statements" for further information regarding our reserves for credit losses.

Table 4: Expenses Summary

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
(Millions, except percentages)	2022	2021			2022	2021
Card Member rewards	$3,571	$3,020	$551	18%	$10,273	$7,975	$2,298	29%
Business development	1,194	943	251	27	3,641	2,634	1,007	38
Card Member services	774	579	195	34	2,078	1,328	750	56
Marketing	1,458	1,412	46	3	4,184	3,706	478	13
Salaries and employee benefits	1,748	1,497	251	17	5,218	4,586	632	14
Other, net	1,574	1,218	356	29	4,423	3,095	1,328	43
Total expenses	$10,319	$8,669	$1,650	19%	$29,817	$23,324	$6,493	28%
Expenses
Card Member rewards expense increased for both the three and nine month periods, driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $319 million and $1.5 billion, and cobrand rewards expense of $232 million and $824 million for the three and nine month periods, respectively, all of which were primarily driven by higher billed business. The increases in Membership Rewards expense were also driven by a larger proportion of spend in categories that earn incremental rewards such as travel, partially offset by a lower mix of redemptions in travel-related categories, as compared to the prior periods.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) at September 30, 2022 and 96 percent at September 30, 2021.
Business development expense increased for both the three and nine month periods, primarily due to increased partner payments and client incentives, both of which were driven by higher network volumes and, for the nine month period, a charge related to revenue allocated to a joint venture partner for certain categories of transactions.
Card Member services expense increased for both the three and nine month periods, primarily due to higher usage of travel-related benefits.
Marketing expense increased for both the three and nine month periods, primarily due to increases in business investments to continue building growth momentum.
Salaries and employee benefits expense increased for both the three and nine month periods, primarily due to higher compensation expenses driven by increased headcount and compensation decisions.
Other expenses increased for both the three and nine month periods, primarily driven by net losses on Amex Ventures investments in the current periods, as compared to net gains in the prior periods, higher technology costs and increases in professional services expenses in the current periods.

Income Taxes
The effective tax rate was 23.6 percent and 25.5 percent for the three months ended September 30, 2022 and 2021, respectively, and 23.0 percent and 24.4 percent for the nine months ended September 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the three month period primarily reflected changes in the geographic mix of pretax income. The decrease in the effective tax rate for the nine month period primarily reflected discrete tax benefits in the current period related to the resolution of certain prior years’ tax items and stock-based compensation.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2022 vs. 2021	As of or for the Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021		2022	2021
Network volumes (billions)	$394.4	$330.7	19%	$1,139.5	$916.1	24%
Billed business	$339.0	$280.4	21	$980.9	$773.6	27
Processed volumes	$55.4	$50.3	10	$158.6	$142.5	11
Cards-in-force (millions)	131.4	119.2	10	131.4	119.2	10
Proprietary cards-in-force	75.6	70.6	7	75.6	70.6	7
Basic cards-in-force (millions)	109.9	98.3	12	109.9	98.3	12
Proprietary basic cards-in-force	58.2	54.0	8	58.2	54.0	8
Average proprietary basic Card Member spending (dollars)	$5,886	$5,231	13	$17,399	$14,555	20
Average discount rate	2.36%	2.32%		2.34%	2.30%
Average fee per card (dollars)(a)	$82	$75	9%	$81	$74	9%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
Table 6: Network Volumes-Related Statistical Information

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Network volumes	19%	23%	24%	28%
Total billed business	21	24	27	29
U.S. Consumer Services	22		28
Commercial Services	20	20	26	26
International Card Services	21	37	27	40
Processed volumes	10	19	11	18

Merchant Industry Metrics
G&S-related (74% and 75% of billed business for the three and nine months ended September 30, 2022, respectively)	13	16	16	18
T&E-related (26% and 25% of billed business for the three and nine months ended September 30, 2022, respectively)	52	57	77	81
Airline-related (6% of billed business for both the three and nine months ended September 30, 2022)	110%	118%	149%	155%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2022 vs. 2021	As of or for the Nine Months Ended September 30,		Change 2022 vs. 2021
(Millions, except percentages and where indicated)	2022	2021		2022	2021
Card Member loans:
Card Member loans (billions)	$99.0	$77.0	29%	$99.0	$77.0	29%
Credit loss reserves:
Beginning balance	$2,997	$3,835	(22)	$3,305	$5,344	(38)
Provisions - principal, interest and fees	596	(177)	#	757	(1,146)	#
Net write-offs — principal less recoveries	(203)	(118)	72	(560)	(544)	3
Net write-offs — interest and fees less recoveries	(56)	(43)	30	(161)	(164)	(2)
Other (a)	(15)	(8)	(88)	(22)	(1)	#
Ending balance	$3,319	$3,489	(5)	$3,319	$3,489	(5)
% of loans	3.4%	4.5%		3.4%	4.5%
% of past due	393%	666%		393%	666%
Average loans (billions)	$97.7	$76.4	28	$92.3	$73.4	26
Net write-off rate — principal, interest and fees (b)	1.1%	0.8%		1.0%	1.3%
Net write-off rate — principal only (b)	0.8%	0.6%		0.8%	1.0%
30+ days past due as a % of total	0.9%	0.7%		0.9%	0.7%

Card Member receivables:
Card Member receivables (billions)	$55.3	$48.8	13	$55.3	$48.8	13
Credit loss reserves:
Beginning balance	$119	$73	63	$64	$267	(76)
Provisions - principal and fees	165	(12)	#	383	(147)	#
Net write-offs — principal and fees less recoveries (c)	(122)	(32)	#	(284)	(89)	#
Other (a)	(3)	1	#	(4)	(1)	#
Ending balance	$159	$30	# %	$159	$30	# %
% of receivables	0.3%	0.1%		0.3%	0.1%
Net write-off rate — principal and fees (d)	0.9%	0.3%		0.7%	0.3%
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
(c)The prior nine-month period includes a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which resulted in a write-off in 2020 in the ICS segment.
(d)Refer to Tables 10, 12 and 14 for Net write-off rate — principal only and 30+ days past due metrics for U.S. consumer receivables, U.S. small business receivables and International small business and consumer receivables, respectively. A net write-off rate based on principal losses only and delinquency data for periods other than 90+ days past billing for corporate receivables are not available due to system constraints.

Table 8: Net Interest Yield on Average Card Member Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except percentages and where indicated)	2022	2021	2022	2021
Net interest income	$2,578	$1,994	$7,137	$5,642
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	374	172	743	603
Interest income not attributable to our Card Member loan portfolio (b)	(300)	(92)	(572)	(281)
Adjusted net interest income (c)	$2,652	$2,074	$7,308	$5,964
Average Card Member loans (billions)	$97.7	$76.4	$92.3	$73.4
Net interest income divided by average Card Member loans (c)	10.5%	10.4%	10.3%	10.2%
Net interest yield on average Card Member loans (c)	10.8%	10.8%	10.6%	10.9%
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

Business Segment Results of Operations
U.S. Consumer Services
Table 9: USCS Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenues
Non-interest revenues	$4,233	$3,372	$861	26%	$12,024	$9,291	$2,733	29%
Interest income	2,251	1,613	638	40	5,880	4,647	1,233	27
Interest expense	274	89	185	#	513	310	203	65
Net interest income	1,977	1,524	453	30	5,367	4,337	1,030	24
Total revenues net of interest expense	6,210	4,896	1,314	27	17,391	13,628	3,763	28
Provisions for credit losses	403	(119)	522	#	479	(910)	1,389	#
Total revenues net of interest expense after provisions for credit losses	5,807	5,015	792	16	16,912	14,538	2,374	16
Total expenses	4,498	3,764	734	20	12,798	9,861	2,937	30
Pretax segment income	$1,309	$1,251	$58	5%	$4,114	$4,677	$(563)	(12)%
# Denotes a variance of 100 percent or more
USCS issues a wide range of proprietary consumer cards and provides services to U.S. consumers, including travel and lifestyle services as well as banking and non-card financing products.
Non-interest revenues increased for both the three and nine month periods across all revenue categories.
Discount revenue increased 23 percent and 29 percent for the three and nine month periods, respectively, primarily driven by increases in U.S. consumer billed business.
See Tables 5, 6 and 10 for more details on billed business performance.
Net card fees increased 27 percent and 23 percent for the three and nine month periods, respectively, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 56 percent and 55 percent for the three and nine month periods, respectively, primarily driven by higher travel commissions and fees from our consumer travel business.
Net interest income increased for both the three and nine month periods, primarily driven by an increase in average Card Member loan balances.
Card Member loans provision for credit losses increased for both the three and nine month periods. The increase for the three month period was primarily due to a reserve build in the current period, versus a reserve release in the prior period, and higher net write-offs. The increase for the nine month period was primarily due to a lower reserve release in the current period and higher net write-offs. The reserve build in the current three month period was driven by an increase in loans outstanding and deterioration in the macroeconomic outlook. The reserve release in the current nine month period was primarily driven by reduction in COVID-19 pandemic-driven reserves, partially offset by an increase in loans outstanding and deterioration in the macroeconomic outlook. The reserve releases in the prior periods were driven by lower delinquencies and improved portfolio quality and macroeconomic outlook, partially offset by increases in loans outstanding.
Card Member receivables provision for credit losses increased for both the three and nine month periods, primarily due to reserve builds in the current periods, versus reserve releases in the prior periods, and higher net write-offs. The reserve builds in the current periods were primarily driven by higher delinquencies. The reserve build in the current three month period was partially offset by a decrease in receivables outstanding. The reserve releases in the prior periods were driven by lower delinquencies and improved portfolio quality and macroeconomic outlook, partially offset by increases in receivables outstanding.

Total expenses increased for both the three and nine month periods across all expense categories.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by higher billed business as well as higher travel-related redemptions.
Business development expense increased for both the three and nine month periods, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased for both the three and nine month periods, primarily driven by higher usage of travel-related benefits.
Marketing expense increased for both the three and nine month periods, primarily driven by increases in business investments.
Salaries and employee benefits and other operating expenses increased for both the three and nine month periods, primarily driven by higher technology, servicing and compensation costs.

Table 10: USCS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2022 vs. 2021	As of or for the Nine Months Ended September 30,		Change 2022 vs. 2021
(Millions, except percentages and where indicated)	2022	2021		2022	2021
Billed business (billions)	$140.3	$114.9	22%	$404.1	$314.7	28%
Proprietary cards-in-force	41.2	38.7	6	41.2	38.7	6
Proprietary basic cards-in-force	28.9	27.2	6	28.9	27.2	6
Average proprietary basic Card Member spending (dollars)	$4,908	$4,255	15	$14,387	$11,731	23
Total segment assets (billions)	$84.8	$68.4	24	$84.8	$68.4	24
Card Member loans:
Total loans (billions)	$66.3	$52.6	26	$66.3	$52.6	26
Average loans (billions)	$65.3	$52.3	25	$61.7	$50.5	22
Net write-off rate - principal, interest and fees (a)	1.1%	0.8%		1.1%	1.2%
Net write-off rate - principal only (a)	0.8%	0.5%		0.8%	0.9%
30+ days past due as a % of total	0.9%	0.7%		0.9%	0.7%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$1,977	$1,524		$5,366	$4,337
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	34	31		95	135
Interest income not attributable to our Card Member loan portfolio (c)	(61)	(27)		(155)	(74)
Adjusted net interest income (d)	$1,950	$1,528		$5,306	$4,398
Average Card Member loans (billions)	$65.3	$52.3		$61.7	$50.5
Net interest income divided by average Card Member loans (d)	12.0%	11.7%		11.6%	11.5%
Net interest yield on average Card Member loans (d)	11.9%	11.6%		11.5%	11.7%
Card Member receivables:
Total receivables (billions)	$13.2	$12.6	5%	$13.2	$12.6	5%
Net write-off rate – principal and fees (a)	0.6%	0.1%		0.5%	—%
Net write-off rate – principal only (a)	0.6%	—%		0.4%	—%
30+ days past due as a % of total	0.9%	0.4%		0.9%	0.4%
(a)Refer to Table 7 footnote (b).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).

Commercial Services
Table 11: CS Selected Income Statement Data

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
(Millions, except percentages)	2022	2021			2022	2021
Revenues
Non-interest revenues	$3,145	$2,558	$587	23%	$8,986	$7,053	$1,933	27%
Interest income	552	365	187	51	1,435	1,020	415	41
Interest expense	201	81	120	#	409	253	156	62
Net interest income	351	284	67	24	1,026	767	259	34
Total revenues net of interest expense	3,496	2,842	654	23	10,012	7,820	2,192	28
Provisions for credit losses	196	(67)	263	#	294	(429)	723	#
Total revenues net of interest expense after provisions for credit losses	3,300	2,909	391	13	9,718	8,249	1,469	18
Total expenses	2,526	2,210	316	14	7,385	6,030	1,355	22
Pretax segment income	$774	$699	$75	11%	$2,333	$2,219	$114	5%
# Denotes a variance of 100 percent or more
CS issues a wide range of proprietary corporate and small business cards and provides services to U.S. businesses, including payment and expense management, banking and non-card financing products. CS also issues proprietary corporate cards and provides services to select global corporate clients.
Non-interest revenues increased for both the three and nine month periods, primarily driven by higher Discount revenue.
Discount revenue increased 24 percent and 30 percent for the three and nine month periods, respectively, primarily reflecting increases in commercial billed business.
See Tables 5, 6 and 12 for more details on billed business performance.
Net card fees increased 23 percent and 20 percent for the three and nine month periods, respectively, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 56 percent and 62 percent for the three and nine month periods, respectively, primarily due to higher foreign exchange related revenues associated with Card Member cross-currency spending and higher delinquency fees.
Processed revenue decreased 75 percent for both the three and nine month periods, primarily driven by the repositioning of certain of our alternative payment solutions.
Net interest income increased for both the three and nine month periods, primarily driven by higher revolving Card Member loan balances.
Card Member loans provision for credit losses increased for both the three and nine month periods, primarily due to reserve builds in the current periods, versus reserve releases in the prior periods, and higher net write-offs. The reserve builds in the current three and nine month periods were primarily driven by increases in loans outstanding, deterioration in the macroeconomic outlook and higher delinquencies. The reserve build in the current nine month period was partially offset by reductions in COVID-19 pandemic-driven reserves. The reserve releases in the prior periods were driven by lower delinquencies and improved portfolio quality and macroeconomic outlook, partially offset by an increase in loans outstanding.
Card Member receivables provision for credit losses increased for both the three and nine month periods, primarily due to reserve builds in the current periods, versus reserve releases in the prior periods, and higher net write-offs. The reserve builds in the current periods were primarily driven by higher delinquencies and, for the current nine month period, an increase in receivables outstanding. The reserve releases in the prior periods were driven by lower delinquencies and improved portfolio quality and macroeconomic outlook, partially offset by an increase in receivables outstanding.

Total expenses increased for both the three and nine month periods across all expense categories.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by higher billed business as well as higher travel-related redemptions.
Business development expense increased for both the three and nine month periods, primarily due to increased client incentive payments driven by higher billed business.
Card Member services expense increased for both the three and nine month periods, primarily driven by higher usage of travel-related benefits.
Marketing expense increased for both the three and nine month periods, primarily driven by higher marketing investments to continue building growth momentum.
Salaries and employee benefits and other expenses increased for both the three and nine month periods, primarily driven by higher technology and servicing costs.

Table 12: CS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2022 vs 2021	As of or for the Nine Months Ended September 30,		Change 2022 vs 2021
(Millions, except percentages and where indicated)	2022	2021		2022	2021
Billed business (billions)	$127.6	$106.1	20%	$369.0	$293.7	26%
Proprietary cards-in-force	14.6	13.1	11	14.6	13.1	11
Average Card Member spending (dollars)	$8,848	$8,212	8	$26,377	$23,099	14
Total segment assets (billions)	$51.3	$40.5	27	$51.3	$40.5	27
Card Member loans:
Total loans (billions)	$20.7	$14.9	39	$20.7	$14.9	39
Average loans (billions)	$20.1	$14.7	37	$18.7	$13.8	36
Net write-off rate - principal, interest and fees (a)	0.8%	0.5%		0.8%	0.8%
Net write-off rate - principal only (a)	0.7%	0.4%		0.6%	0.7%
30+ days past due as a % of total	0.7%	0.5%		0.7%	0.5%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$351	$284		$1,026	$767
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	124	61		272	195
Interest income not attributable to our Card Member loan portfolio (c)	(24)	(16)		(57)	(61)
Adjusted net interest income (d)	$451	$329		$1,241	$901
Average Card Member loans (billions)	$20.1	$14.7		$18.7	$13.8
Net interest income divided by average Card Member loans (d)	6.9%	7.7%		7.4%	7.4%
Net interest yield on average Card Member loans (d)	8.9%	8.9%		8.9%	8.7%
Card Member receivables:
Total receivables (billions)	$27.6	$23.0	20%	$27.6	$23.0	20%
Net write-off rate - principal and fees (e)	0.7%	0.1%		0.6%	0.2%
Net write-off rate - principal only (a) - small business	0.9%	0.1%		0.7%	0.1%
30+ days past due as a % of total - small business	1.4%	0.6%		1.4%	0.6%
90+ days past billing as a % of total (e) - corporate	0.6%	0.3%		0.6%	0.3%
(a)Refer to Table 7 footnote (b).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).
(e)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. Corporate receivables delinquency data for periods other than 90+ days past billing and the net write-off rate based on principal losses only are not available due to system constraints.

International Card Services
Table 13: ICS Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Revenues
Non-interest revenues	$2,066	$1,732	$334	19%	$6,065	$4,814	$1,251	26%
Interest income	364	278	86	31	1,035	827	208	25
Interest expense	178	114	64	56	445	309	136	44
Net interest income	186	164	22	13	590	518	72	14
Total revenues net of interest expense	2,252	1,896	356	19	6,655	5,332	1,323	25
Provisions for credit losses	176	(6)	182	#	374	(96)	470	#
Total revenues net of interest expense after provisions for credit losses	2,076	1,902	174	9	6,281	5,428	853	16
Total expenses	1,910	1,633	277	17	5,688	4,539	1,149	25
Pretax segment income	$166	$269	$(103)	(38)%	$593	$889	$(296)	(33)%
# Denotes a variance of 100 percent or more
ICS issues a wide range of proprietary consumer, small business and corporate cards outside the United States. ICS also provides services to our international customers, including travel and lifestyle services, and manages certain international joint ventures and our loyalty coalition businesses.
Non-interest revenues increased for both the three and nine month periods, primarily driven by higher Discount revenue.
Discount revenue increased 23 percent and 31 percent for the three and nine month periods, respectively, and increased 39 percent and 43 percent for the same respective periods on an FX-adjusted basis, primarily reflecting increases in billed business.1
See Tables 5, 6 and 14 for more details on billed business performance.
Net card fees remained flat and increased 2 percent for the three and nine month periods, respectively, and increased 15 percent and 12 percent for the same respective periods on an FX-adjusted basis, primarily driven by growth in our premium card portfolios.1
Service fees and other revenue increased 34 percent and 46 percent for the three and nine month periods, respectively, and increased 51 percent and 60 percent for the same respective periods on an FX-adjusted basis, primarily due to higher foreign exchange-related revenues associated with Card Member cross-currency spending, higher delinquency fees and, for the nine month period, higher income from equity method investments, which included a portion of the revenue allocated to a joint venture partner as described in Business development expense below, versus a net loss in the prior nine month period.1
Processed revenue increased 20 percent and 36 percent for the three and nine month periods, respectively, and increased 26 percent and 43 percent for the same respective periods on an FX-adjusted basis, primarily driven by increases in processed volumes.1
Net interest income increased for both the three and nine month periods, primarily driven by higher revolving Card Member loan balances, partially offset by higher interest expense due to higher rates and the negative impact of the strengthening U.S. dollar on interest income.
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

Card Member loans provision for credit losses increased for both the three and nine month periods. The increase for the three month period was primarily due to a reserve build in the current period, versus a reserve release in the prior period, and higher net write-offs. The increase for the nine month period was primarily due to a reserve build in the current period, versus a reserve release in the prior period, partially offset by lower net write-offs. The reserve builds in the current three month and nine month periods were primarily driven by higher delinquencies and deterioration in the macroeconomic outlook. The reserve releases in the prior periods were driven by lower delinquencies and improved portfolio quality and macroeconomic outlook, partially offset by an increase in loans outstanding.
Card Member receivables provision for credit losses increased for both the three and nine month periods, primarily due to reserve builds in the current periods, versus reserve releases in the prior periods, and higher net write-offs. The reserve builds in the current three month and nine month periods were primarily driven by higher delinquencies. The reserve releases in the prior periods were driven by lower delinquencies and improved portfolio quality and macroeconomic outlook, partially offset by an increase in receivables outstanding.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by higher billed business as well as higher travel-related redemptions.
Business development expense increased for both the three and nine month periods, primarily due to increased partner payments and client incentives driven by higher billed business. The year-over-year increase for the nine month period included a charge related to revenue allocated to a joint venture partner for certain categories of transactions.
Card Member services expense increased for both the three and nine month periods, primarily driven by higher usage of travel-related benefits.
Marketing expense decreased 3 percent and increased 6 percent for the three and nine month periods, respectively. The year-over-year movements in both the three and nine month periods reflect higher marketing investments to continue building growth momentum.
Salaries and employee benefits and other expenses increased for both the three and nine month periods, primarily driven by higher technology, servicing and compensation costs.
In addition to the variance drivers described above, provisions for losses and all expense categories for ICS benefited from the strengthening of the U.S. dollar for both the three and nine month periods.

Table 14: ICS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2022 vs. 2021	As of or for the Nine Months Ended September 30,		Change 2022 vs. 2021
(Millions, except percentages and where indicated)	2022	2021		2022	2021
Billed business (billions)	$70.2	$58.2	21%	$204.5	$160.6	27%
Proprietary cards-in-force	19.8	18.8	5	19.8	18.8	5
Proprietary basic cards-in-force	14.7	13.7	7	14.7	13.7	7
Average proprietary basic Card Member spending (dollars)	$4,824	$4,258	13	$14,300	$11,801	21
Total segment assets (billions)	$32.9	$29.7	11	$32.9	$29.7	11
Card Member loans - consumer and small business:
Total loans (billions)	$12.0	$9.5	26	$12.0	$9.5	26
Average loans (billions)	$12.3	$9.4	31	$11.9	$9.0	32
Net write-off rate - principal, interest and fees (a)	1.4%	1.7%		1.3%	2.5%
Net write-off rate - principal only (a)	1.2%	1.3%		1.1%	1.9%
30+ days past due as a % of total	1.0%	1.0%		1.0%	1.0%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$186	$164		$590	$518
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	72	55		187	154
Interest income not attributable to our Card Member loan portfolio (c)	(7)	(3)		(16)	(8)
Adjusted net interest income (d)	$251	$216		$761	$664
Average Card Member loans (billions)	$12.4	$9.4		$12.0	$9.1
Net interest income divided by average Card Member loans (d)	6.0%	6.9%		6.6%	7.6%
Net interest yield on average Card Member loans (d)	8.0%	9.1%		8.5%	9.8%
Card Member receivables:
Total receivables (billions)	$14.5	$13.2	10%	$14.5	$13.2	10%
Net write-off rate - principal and fees (e)	1.4%	0.7%		1.1%	0.6%
Net write-off rate - principal only (a) - consumer and small business	1.6%	0.7%		1.3%	0.9%
30+ days past due as a % of total - consumer and small business	1.2%	0.6%		1.2%	0.6%
90+ days past billing as a % of total (e) - corporate	0.5%	0.3%		0.5%	0.3%
(a)Refer to Table 7 footnote (b).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).
(e)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. Corporate receivables delinquency data for periods other than 90+ days past billing and the net write-off rate based on principal losses only are not available due to system constraints.

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
(Millions, except percentages and where indicated)	2022	2021			2022	2021
Revenues
Non-interest revenues	$1,562	$1,294	$268	21%	$4,502	$3,589	$913	25%
Interest income	6	4	2	50	13	12	1	8
Interest expense	(97)	(24)	(73)	#	(202)	(61)	(141)	#
Net interest income	103	28	75	#	215	73	142	#
Total revenues net of interest expense	1,665	1,322	343	26	4,717	3,662	1,055	29
Provisions for credit losses	3	—	3	—	6	(37)	43	#
Total revenues net of interest expense after provisions for credit losses	1,662	1,322	340	26	4,711	3,699	1,012	27
Total expenses	870	809	61	8	2,448	2,300	148	6
Pretax segment income	792	513	279	54	2,263	1,399	864	62
Network volumes (billions)	394.4	330.7	$64	19	1,139.5	916.1	$223	24
Total segment assets (billions)	$15.4	$14.3		8%	$15.4	$14.3		8%
# Denotes a variance of 100 percent or more
GMNS operates a global payments network that processes and settles card transactions, acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global integrated network. GMNS manages our partnership relationships with third-party card issuers (including our network partnership agreements in China), merchant acquirers and a prepaid reloadable and gift card program manager, licensing the American Express brand and extending the reach of the global network.
Non-interest revenues increased for both the three and nine month periods across all revenue categories.
Discount revenue increased 22 percent and 28 percent for the three and nine month periods, respectively, primarily driven by increases in billed business.
See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 30 percent and 32 percent for the three and nine month periods, respectively, primarily due to higher foreign currency-related revenue.
Processed revenue increased 12 percent and 16 percent for the three and nine month periods, respectively, primarily driven by higher processed volumes.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased for both the three and nine month periods, primarily due to higher interest expense credits, largely driven by increases in average merchant payables related to year-over-year billed business growth and higher interest rates.
Business development expense increased for both the three and nine month periods, primarily due to increased partner payments driven by higher network volumes.
Marketing expense decreased for both the three and nine month periods, primarily due to lower levels of spending on growth initiatives in the current periods compared to the prior periods.
Salaries and employee benefits and other operating expenses increased for both the three and nine month periods, primarily driven by higher compensation expense and a prior year reserve release for merchant exposure associated with Card Member travel-related purchases earlier in the COVID-19 pandemic.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $582 million for the three months ended September 30, 2022, compared to $282 million for the same period in the prior year, and $1.6 billion for the nine months ended September 30, 2022, compared to $801 million for the same period in the prior year. The increases in pretax loss were primarily driven by net losses on Amex Ventures investments in the current periods as compared to net gains on Amex Ventures investments in the prior periods and higher compensation costs, partially offset by lower net losses from Global Business Travel Group, Inc.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of our U.S. bank subsidiary, American Express National Bank (AENB), as of September 30, 2022:
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of September 30, 2022
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.6%
American Express National Bank		11.2
Tier 1	8.5%
American Express Company		11.5
American Express National Bank		11.2
Total	10.5%
American Express Company		13.3
American Express National Bank		13.1
Tier 1 Leverage	4.0%
American Express Company		10.1
American Express National Bank		9.5%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company's regulatory risk-based capital and risk-weighted assets as of September 30, 2022:
Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	September 30, 2022
Risk-Based Capital
Common Equity Tier 1	$19.3
Tier 1 Capital	20.9
Tier 2 Capital	3.2
Total Capital	24.1

Risk-Weighted Assets	181.7
Average Total Assets to calculate the Tier 1 Leverage Ratio	$207.6
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
We elected to delay the impact of the adoption of the CECL methodology on regulatory capital for two years followed by a three-year phase-in period pursuant to rules issued by federal banking regulators (the CECL final rules).We have begun phasing in the $0.7 billion cumulative amount that is not recognized in regulatory capital at 25 percent per year beginning January 1, 2022.
As a Category IV firm, we participated in the Federal Reserve's supervisory stress tests in 2022. On August 4, 2022, the Federal Reserve confirmed our SCB of 2.5 percent, which resulted in a minimum CET1 ratio of 7 percent, effective October 1, 2022.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three and nine months ended September 30, 2022, we returned $1.0 billion and $3.9 billion, respectively, to our shareholders in the form of common stock dividends of $0.4 billion and $1.2 billion, respectively, and share repurchases of $0.6 billion and $2.7 billion, respectively. We repurchased 4.0 million common shares at an average price of $149.33 in the third quarter of 2022.
In addition, during the three and nine months ended September 30, 2022, we paid $14 million and $43 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.
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
Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of September 30, 2022 and December 31, 2021:
Table 18: Summary of Customer Deposits and Consolidated Debt

(Billions)	September 30, 2022	December 31, 2021
Customer deposits	$103.5	$84.4
Short-term borrowings	1.5	2.2
Long-term debt	42.4	38.7
Total customer deposits and debt	$147.4	$125.3
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
The following table presents our debt issuances for the three months ended September 30, 2022:
Table 19: Debt Issuances

(Billions)	Three Months Ended September 30, 2022
American Express Company:
Fixed Rate Senior Notes (weighted-average coupon of 3.95%)	$2.25
Fixed-to-Floating Rate Senior Notes (4.42% coupon during the fixed rate period and compounded SOFR(a) plus 1.76% during the floating rate period)	1.25
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 3.75%)	2.25
Total	$5.75
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
Securitized Borrowing Capacity
As of September 30, 2022, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2024, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility with a maturity date of September 16, 2024, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of September 30, 2022, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
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
As of September 30, 2022, we had approximately $96.2 billion in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility of $3.5 billion as of September 30, 2022, with a maturity date of October 15, 2024. We use this facility from time to time in the ordinary course of business to fund working capital needs. As of September 30, 2022, $300 million was drawn on this facility, which was repaid in full on October 5, 2022.

Unused Credit Outstanding
As of September 30, 2022, we had approximately $345 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit and therefore are not reflected in unused credit available to Card Members.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the nine months ended September 30:
Table 21: Cash Flows

(Billions)	2022	2021
Total cash provided by (used in):
Operating activities	$12.6	$9.6
Investing activities	(22.9)	0.8
Financing activities	18.9	(15.3)
Effect of foreign currency exchange rates on cash and cash equivalents	0.5	(0.2)
Net increase (decrease) in cash and cash equivalents	$9.1	$(5.1)
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
In 2022, the net cash used in investing activities was primarily driven by higher Card Member loans and receivables outstanding and net purchases of investment securities.
In 2021, the net cash provided by investing activities was primarily driven by net maturities of our investment securities, partially offset by higher Card Member loans and receivables outstanding.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
In 2022, the net cash provided by financing activities was primarily driven by proceeds from debt issuances and growth in customer deposits, partially offset by debt repayments, share repurchases and dividend payments.
In 2021, the net cash used in financing activities was primarily driven by debt repayments, share repurchases, decreases in customer deposits, dividend payments and redemption of preferred shares, partially offset by the proceeds from the issuance of preferred shares.

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
Broad regulatory oversight over payment systems can also include, in some cases, requirements for international card networks to localize aspects of their operations, such as processing infrastructure and data storage, which increases our costs and could diminish the value of our closed loop. The development and enforcement of payment system regulatory regimes generally continue to grow and may adversely affect our ability to compete effectively and maintain and extend our global network. On August 24, 2022, the Reserve Bank of India lifted the restrictions it imposed on American Express Banking Corp.'s ability to onboard new customers as a result of local investments in technology, infrastructure and resources to comply with a regulation requiring storage of payment transaction data exclusively in India.
For more information on payments regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2021 Form 10-K.
Surcharging
In various countries, such as certain Member States in the EU and Australia, merchants are permitted by law to surcharge card purchases. In addition, the laws of a number of states in the United States that prohibit surcharging have been overturned and certain states have passed or are considering laws to permit surcharging by merchants. Effective October 6, 2022, merchants in Canada (other than in Quebec) are now permitted to surcharge card purchases up to a maximum of 2.4 percent as a result of a litigation settlement with Visa and Mastercard. Surcharging is an adverse customer experience and could have a material adverse effect on us, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business. In addition, other steering or differential acceptance practices that are permitted by regulation in some jurisdictions could also have a material adverse effect on us.
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

Environmental, Social and Governance (ESG) Matters
On August 4, 2022, we published our 2021-2022 ESG Report, which includes our ESG strategy and objectives in three areas: Promoting Diversity, Equity and Inclusion (DE&I); Advancing Climate Solutions; and Building Financial Confidence. The Report follows the Global Reporting Initiative, Sustainability Accounting Standards Board and Task Force on Climate-related Financial Disclosures (TCFD) reporting guidelines, including the results of a qualitative climate-related risk assessment. Potential physical risks related to climate change identified in the TCFD index include severe weather conditions across some of our critical sites. Potential transition risks and opportunities identified in the TCFD index relate to current and emerging regulations, shifting consumer preferences, reputational risks, increased operating costs, impacts to travel patterns and geographic or location-based risks. We continue to identify and assess climate-related risks and opportunities, as well as pursue initiatives to promote DE&I and build financial resilience for our colleagues, customers and communities.
Other Developments
As part of an internal review, we identified that over time certain current and former U.S. Card Members with multiple cards were not credited certain Membership Rewards points that they had earned. This review is expected to be completed by the end of 2022. We currently expect that this review will likely lead to an increase in the liability for Membership Rewards, with a corresponding increase in Card Member rewards expenses, and could result in customer remediation costs. The amount of the increase in the liability, expenses and remediation costs has not yet been determined, but we do not believe it will have a material adverse impact on our results of operations or financial condition.
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
Goods and Services (G&S)-related volume — Includes spend in merchant categories other than T&E-related merchant categories, which includes B2B spending by small and mid-sized enterprise customers in our CS and ICS segments.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations and our ability to continue investing at high levels in areas that can drive sustainable growth (including our brand, value propositions, customers, colleagues, technology and coverage), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: macroeconomic conditions, such as recession risks, effects of inflation, labor shortages, supply chain issues, higher interest rates and energy costs and the continued effects of the pandemic; the military conflict between Russia and Ukraine and related geopolitical impacts; issues impacting brand perceptions and our reputation; the impact of any future contingencies, including, but not limited to, restructurings, investment gains or losses, impairments, changes in reserves, legal costs and settlements, the imposition of fines or civil money penalties and increases in Card Member remediation; impacts related to new or renegotiated cobrand and other partner agreements; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: a deterioration in macroeconomic conditions; consumer and business spending, including in T&E categories and by large and global corporate clients, not growing in line with expectations; the strengthening of the U.S. dollar beyond expectations; an inability to address competitive pressures, invest with a longer-term view and implement strategies and business initiatives, including within the premium consumer space, commercial payments, the global merchant network and digital environment; uncertainty regarding the continued spread of COVID-19 (including new variants) and the availability, distribution and use of effective treatments and vaccines; prolonged measures to contain the spread of COVID-19 (including travel restrictions), concern of the possible imposition of further containment measures and health concerns associated with the pandemic continuing to affect customer behaviors and travel patterns and demand, any of which could further exacerbate the effects on economic activity and travel-related revenues; and merchant discount rates changing by a greater or lesser amount than expected;
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
•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement costs to revenues, which could be impacted by continued changes in macroeconomic conditions and Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories), the redemption of rewards and offers (including travel redemptions) and usage of travel-related benefits; the costs related to reward point redemptions; higher-than-expected customer remediation expenses; inflation; further enhancements to product benefits to make them attractive to Card Members and prospective customers, potentially in a manner that is not cost-effective; new and renegotiated contractual obligations with business partners; and the pace and cost of the expansion of our global lounge collection;
•our ability to control operating expenses and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent, including with respect to an increased colleague headcount; a persistent inflationary environment; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities depending on overall business performance; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; our ability to increase automation; restructuring activity; supply chain issues; fraud costs; information security or compliance expenses or consulting, legal and other professional services fees, including as a result of litigation or internal and regulatory reviews; the level of M&A activity and related expenses; information or cyber security incidents; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the performance of Amex Ventures investments; impairments of goodwill or other assets; and the impact of changes in foreign currency exchange rates on costs;
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
A further description of these uncertainties and other risks can be found in the 2021 Form 10-K, the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2022, and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2022	2021
Revenues
Non-interest revenues
Discount revenue	$7,848	$6,369
Net card fees	1,541	1,312
Service fees and other revenue	1,169	839
Processed revenue	420	414
Total non-interest revenues	10,978	8,934
Interest income
Interest on loans	3,164	2,256
Interest and dividends on investment securities	27	18
Deposits with banks and other	183	27
Total interest income	3,374	2,301
Interest expense
Deposits	440	109
Long-term debt and other	356	198
Total interest expense	796	307
Net interest income	2,578	1,994
Total revenues net of interest expense	13,556	10,928
Provisions for credit losses
Card Member receivables	165	(12)
Card Member loans	596	(177)
Other	17	(2)
Total provisions for credit losses	778	(191)
Total revenues net of interest expense after provisions for credit losses	12,778	11,119
Expenses
Card Member rewards	3,571	3,020
Business development	1,194	943
Card Member services	774	579
Marketing	1,458	1,412
Salaries and employee benefits	1,748	1,497
Other, net	1,574	1,218
Total expenses	10,319	8,669
Pretax income	2,459	2,450
Income tax provision	580	624
Net income	$1,879	$1,826
Earnings per Common Share (Note 14)(a)
Basic	$2.47	$2.27
Diluted	$2.47	$2.27
Average common shares outstanding for earnings per common share:
Basic	748	786
Diluted	749	787
(a)Represents net income less (i) earnings allocated to participating share awards of $14 million for both the three months ended September 30, 2022 and 2021, (ii) dividends on preferred shares of $14 million and $20 million for the three months ended September 30, 2022 and 2021, respectively, and (iii) an equity-related adjustment of $9 million related to the redemption of preferred shares for the three months ended September 30, 2021.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2022	2021
Revenues
Non-interest revenues
Discount revenue	$22,556	$17,414
Net card fees	4,445	3,851
Service fees and other revenue	3,340	2,182
Processed revenue	1,208	1,146
Total non-interest revenues	31,549	24,593
Interest income
Interest on loans	8,344	6,494
Interest and dividends on investment securities	62	66
Deposits with banks and other	287	73
Total interest income	8,693	6,633
Interest expense
Deposits	749	356
Long-term debt and other	807	635
Total interest expense	1,556	991
Net interest income	7,137	5,642
Total revenues net of interest expense	38,686	30,235
Provisions for credit losses
Card Member receivables	383	(147)
Card Member loans	757	(1,146)
Other	15	(179)
Total provisions for credit losses	1,155	(1,472)
Total revenues net of interest expense after provisions for credit losses	37,531	31,707
Expenses
Card Member rewards	10,273	7,975
Business development	3,641	2,634
Card Member services	2,078	1,328
Marketing	4,184	3,706
Salaries and employee benefits	5,218	4,586
Other, net	4,423	3,095
Total expenses	29,817	23,324
Pretax income	7,714	8,383
Income tax provision	1,772	2,042
Net income	$5,942	$6,341
Earnings per Common Share (Note 14)(a)
Basic	$7.78	$7.84
Diluted	$7.77	$7.82
Average common shares outstanding for earnings per common share:
Basic	752	796
Diluted	753	797
(a)Represents net income less (i) earnings allocated to participating share awards of $45 million for both the nine months ended September 30, 2022 and 2021, (ii) dividends on preferred shares of $43 million and $49 million for the nine months ended September 30, 2022 and 2021, respectively, and (iii) an equity-related adjustment of $9 million related to the redemption of preferred shares for the nine months ended September 30, 2021.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2022	2021	2022	2021
Net income	$1,879	$1,826	$5,942	$6,341
Other comprehensive income (loss):
Net unrealized debt securities (losses) gains, net of tax	(39)	(8)	(92)	(31)
Foreign currency translation adjustments, net of hedges and tax	(200)	(83)	(377)	(81)
Net unrealized pension and other postretirement benefits, net of tax	5	9	37	44
Other comprehensive income (loss)	(234)	(82)	(432)	(68)
Comprehensive income	$1,645	$1,744	$5,510	$6,273
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2022, $4; 2021, $11)	$3,012	$1,292
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2022, $293; 2021, $463)	27,167	20,548
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2022, $903; 2021, $32)	1,003	188
Total cash and cash equivalents	31,182	22,028
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2022, $5,849; 2021, $5,175), less reserves for credit losses: 2022, $159; 2021, $64	55,116	53,581
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2022, $26,713; 2021, $26,587), less reserves for credit losses: 2022, $3,319; 2021, $3,305	95,719	85,257
Other loans, less reserves for credit losses: 2022, $46; 2021, $52	4,797	2,859
Investment securities	4,539	2,591
Premises and equipment, less accumulated depreciation and amortization: 2022, $9,519; 2021, $8,602	5,095	4,988
Other assets, less reserves for credit losses: 2022, $22; 2021, $25	18,467	17,244
Total assets	$214,915	$188,548
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$103,463	$84,382
Accounts payable	11,021	10,574
Short-term borrowings	1,515	2,243
Long-term debt (includes debt issued by consolidated variable interest entities: 2022, $12,444; 2021, $13,803)	42,393	38,675
Other liabilities	32,583	30,497
Total liabilities	$190,975	$166,371
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of September 30, 2022 and December 31, 2021	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 747 million shares as of September 30, 2022 and 761 million shares as of December 31, 2021	150	153
Additional paid-in capital	11,482	11,495
Retained earnings	15,685	13,474
Accumulated other comprehensive income (loss)	(3,377)	(2,945)
Total shareholders’ equity	23,940	22,177
Total liabilities and shareholders’ equity	$214,915	$188,548
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2022	2021
Cash Flows from Operating Activities
Net income	$5,942	$6,341
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	1,155	(1,472)
Depreciation and amortization	1,208	1,276
Stock-based compensation	282	256
Deferred taxes	(749)	153
Other non-cash items (a)	535	(599)
Originations of loans held-for-sale	(185)	—
Proceeds from sales of loans held-for-sale	180	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	409	863
Accounts payable & other liabilities	3,870	2,819
Net cash provided by operating activities	12,647	9,637
Cash Flows from Investing Activities
Sale of investment securities	25	37
Maturities and redemptions of investment securities	1,738	12,803
Purchase of investments	(3,890)	(1,179)
Net increase in Card Member loans and receivables, and other loans	(19,431)	(9,790)
Purchase of premises and equipment, net of sales: 2022, $1; 2021, $41	(1,342)	(1,079)
Acquisitions/dispositions, net of cash acquired	(15)	1
Net cash (used in) provided by investing activities	(22,915)	793
Cash Flows from Financing Activities
Net increase (decrease) in customer deposits	19,148	(2,534)
Net (decrease) increase in short-term borrowings	(438)	428
Proceeds from long-term debt	20,740	38
Payments of long-term debt	(16,549)	(8,247)
Issuance of American Express preferred shares	—	1,584
Redemption of American Express preferred shares	—	(850)
Issuance of American Express common shares	54	54
Repurchase of American Express common shares and other	(2,862)	(4,681)
Dividends paid	(1,160)	(1,090)
Net cash provided by (used in) financing activities	18,933	(15,298)
Effect of foreign currency exchange rates on cash and cash equivalents	489	(181)
Net increase (decrease) in cash and cash equivalents	9,154	(5,049)
Cash and cash equivalents at beginning of period	22,028	32,965
Cash and cash equivalents at end of period	$31,182	$27,916

Supplemental cash flow information
Cash and cash equivalents reconciliation	Sep-22	Dec-21	Sep-21	Dec-20
Cash and cash equivalents per Consolidated Balance Sheets	$31,182	$22,028	$27,916	$32,965
Restricted balances included in Cash and cash equivalents	1,360	525	475	606
Total Cash and cash equivalents, excluding restricted balances	$29,822	$21,503	$27,441	$32,359
(a)Includes net gains and losses on fair value hedges, changes in equity method investments and net gains and losses on Amex Ventures investments.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended September 30, 2022 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of June 30, 2022	$23,235	$—	$151	$11,476	$(3,143)	$14,751
Net income	1,879	—	—	—	—	1,879
Other comprehensive loss	(234)	—	—	—	(234)	—
Repurchase of common shares	(600)	—	(1)	(61)	—	(538)
Other changes, primarily employee plans	65	—	—	67	—	(2)
Cash dividends declared preferred Series D, $9,072.22 per share	(14)	—	—	—	—	(14)
Cash dividends declared common, $0.52 per share	(391)	—	—	—	—	(391)
Balances as of September 30, 2022	$23,940	$—	$150	$11,482	$(3,377)	$15,685

Nine months ended September 30, 2022 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2021	$22,177	$—	$153	$11,495	$(2,945)	$13,474
Net income	5,942	—	—	—	—	5,942
Other comprehensive loss	(432)	—	—	—	(432)	—
Repurchase of common shares	(2,694)	—	(3)	(240)	—	(2,451)
Other changes, primarily employee plans	168	—	—	227	—	(59)
Cash dividends declared preferred Series D, $27,019.44 per share	(43)	—	—	—	—	(43)
Cash dividends declared common, $1.56 per share	(1,178)	—	—	—	—	(1,178)
Balances as of September 30, 2022	$23,940	$—	$150	$11,482	$(3,377)	$15,685
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended September 30, 2021 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of June 30, 2021	$25,539	$—	$160	$11,858	$(2,881)	$16,402
Net income	1,826	—	—	—	—	1,826
Other comprehensive loss	(82)	—	—	—	(82)	—
Preferred shares issued	1,584	—	—	1,584	—	—
Redemption of preferred shares	(850)	—	—	(841)	—	(9)
Repurchase of common shares	(3,300)	—	(4)	(266)	—	(3,030)
Other changes, primarily employee plans	66	—	—	66	—	—
Cash dividends declared preferred Series B, $9,059.25 per share	(7)	—	—	—	—	(7)
Cash dividends declared preferred Series C, $8,698.80 per share	(7)	—	—	—	—	(7)
Cash dividends declared preferred Series D, $4,240.28 per share	(6)	—	—	—	—	(6)
Cash dividends declared common, $0.43 per share	(337)	—	—	—	—	(337)
Balances as of September 30, 2021	$24,426	$—	$156	$12,401	$(2,963)	$14,832

Nine months ended September 30, 2021 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2020	$22,984	$—	$161	$11,881	$(2,895)	$13,837
Net income	6,341	—	—	—	—	6,341
Other comprehensive loss	(68)	—	—	—	(68)	—
Preferred shares issued	1,584	—	—	1,584	—	—
Redemption of preferred shares	(850)	—	—	(841)	—	(9)
Repurchase of common shares	(4,646)	—	(6)	(400)	—	(4,240)
Other changes, primarily employee plans	160	—	1	177	—	(18)
Cash dividends declared preferred Series B, $27,438.85 per share	(21)	—	—	—	—	(21)
Cash dividends declared preferred Series C, $26,317.47 per share	(22)	—	—	—	—	(22)
Cash dividends declared preferred Series D, $4,240.28 per share	(6)	—	—	—	—	(6)
Cash dividends declared common, $1.29 per share	(1,030)	—	—	—	—	(1,030)
Balances as of September 30, 2021	$24,426	$—	$156	$12,401	$(2,963)	$14,832
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective for the third quarter of 2022, we realigned our reportable segments to reflect organizational changes announced during the second quarter of 2022. Prior periods have been recast to conform to the new reportable operating segments, which are as follows:
•U.S. Consumer Services (USCS), which issues a wide range of proprietary consumer cards and provides services to U.S. consumers, including travel and lifestyle services as well as banking and non-card financing products.
•Commercial Services (CS), which issues a wide range of proprietary corporate and small business cards and provides services to U.S. businesses, including payment and expense management, banking and non-card financing products. CS also issues proprietary corporate cards and provides services to select global corporate clients.
•International Card Services (ICS), which issues a wide range of proprietary consumer, small business and corporate cards outside the United States. ICS also provides services to our international customers, including travel and lifestyle services, and manages certain international joint ventures and our loyalty coalition businesses.
•Global Merchant and Network Services (GMNS), which operates a global payments network that processes and settles card transactions, acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global integrated network. GMNS manages our partnership relationships with third-party card issuers (including our network partnership agreements in China), merchant acquirers and a prepaid reloadable and gift card program manager, licensing the American Express brand and extending the reach of the global network.
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
Card acceptance agreements, which include the agreed-upon terms for charging the merchant discount fee, vary in duration. Our contracts with small- and mid-sized merchants generally have no fixed contractual duration, while those with large merchants are generally for fixed periods, which typically range from three to seven years in duration. Our fixed-period agreements may include auto-renewal features, which may allow the existing terms to continue beyond the stated expiration date until a new agreement is reached. We satisfy our obligations under these agreements over the contract term, often on a daily basis, including through the processing of Card Member transactions and the availability of our payment network.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Processed Revenue
Processed revenue primarily represents amounts earned for facilitating transactions on cards issued by network partners. In our role as the operator of the American Express network, we settle with merchants and our third-party merchant acquirers on behalf of our network card issuing partners. The amount of fees charged for accepting American Express-branded cards are generally deducted from the payment to the merchant or third-party merchant acquirer and recorded as Processed revenue at the time the Card Member transaction occurs. Our network card issuing partners receive an issuer rate that is individually negotiated between that issuer and us and is recorded as contra-revenue within Processed revenue to the extent that there is revenue from the same customer, after which any additional issuer rate is recorded as expense in Business development. Processed revenue also includes other fees related to network partnership agreements and fees earned on alternative payment solutions, all of which are generally recognized when the service is performed.
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
Recently Issued Accounting Standards
In March 2022, the Financial Accounting Standards Board issued new accounting guidance on troubled debt restructuring (TDR) and write-offs, effective January 1, 2023, with early adoption permitted. The amendments eliminate the existing TDR guidance for those entities that have adopted Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, create a single loan modification accounting model and enhance disclosure requirements for loan modifications and write-offs. We anticipate that we will adopt the updated guidance on January 1, 2023 on a prospective basis and do not expect a material impact to our Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Loans and Card Member Receivables
Our lending and charge payment card products that we offer to consumer, small business and corporate customers result in the generation of Card Member loans and Card Member receivables. We also extend credit to customers through non-card financing products, resulting in Other loans.
Card Member and Other loans as of September 30, 2022 and December 31, 2021 consisted of:

(Millions)	2022	2021
Consumer (a)	$76,966	$70,467
Small Business	22,018	18,040
Corporate	54	55
Card Member loans	99,038	88,562
Less: Reserves for credit losses	3,319	3,305
Card Member loans, net	$95,719	$85,257
Other loans, net (b)	$4,797	$2,859
(a)Includes approximately $26.7 billion and $26.6 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of September 30, 2022 and December 31, 2021, respectively.
(b)Other loans are presented net of reserves for credit losses of $46 million and $52 million as of September 30, 2022 and December 31, 2021, respectively.
Card Member receivables as of September 30, 2022 and December 31, 2021 consisted of:

(Millions)	2022	2021
Consumer	$20,366	$22,392
Small Business	18,969	17,977
Corporate (a)	15,940	13,276
Card Member receivables	55,275	53,645
Less: Reserves for credit losses	159	64
Card Member receivables, net	$55,116	$53,581
(a)Includes $5.8 billion and $5.2 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of September 30, 2022 and December 31, 2021, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of September 30, 2022 and December 31, 2021:

2022 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Consumer	$76,283	$229	$154	$300	$76,966
Small Business	21,857	61	38	62	22,018
Corporate (a)	(b)	(b)	(b)	—	54
Card Member Receivables:
Consumer	20,161	77	47	81	20,366
Small Business	$18,722	$103	$57	$87	$18,969
Corporate (a)	(b)	(b)	(b)	$98	$15,940

2021 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Consumer	$69,960	$158	$112	$237	$70,467
Small Business	17,950	34	19	37	18,040
Corporate (a)	(b)	(b)	(b)	—	55
Card Member Receivables:
Consumer	22,279	41	24	48	22,392
Small Business	$17,846	$59	$28	$44	$17,977
Corporate (a)	(b)	(b)	(b)	$42	$13,276
(a)For corporate accounts, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member loan or receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. See also (b).
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

	2022			2021
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Consumer	0.9%	1.1%	0.9%	1.1%	1.4%	0.7%
Small Business	0.6%	0.7%	0.7%	0.7%	0.8%	0.5%
Card Member Receivables:
Consumer	0.7%	0.8%	1.0%	0.3%	0.4%	0.5%
Small Business	0.9%	1.0%	1.3%	0.3%	0.4%	0.6%
Corporate (d)	(b)	0.3%	(c)	(b)	(0.1)%	(c)
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.6% and 0.3% as of September 30, 2022 and 2021, respectively.
(d)The net write-off rate for the nine months ended September 30, 2021 includes a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which resulted in a write-off in 2020.
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
The following tables provide additional information with respect to our impaired loans and receivables as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
			Accounts Classified as a TDR (c)
2022 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Consumer	$197	$110	$672	$1,057	$2,036	$302
Small Business	38	24	210	372	644	92
Corporate	—	—	—	—	—	—
Card Member Receivables:
Consumer	—	—	204	171	375	13
Small Business	—	—	341	405	746	32
Corporate	—	—	1	6	7	—
Other Loans (f)	3	1	25	1	30	—
Total	$238	$135	$1,453	$2,012	$3,838	$439

	As of December 31, 2021
			Accounts Classified as a TDR (c)
2021 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Consumer	$149	$82	$708	$997	$1,936	$415
Small Business	19	14	176	332	541	132
Corporate	—	—	—	—	—	—
Card Member Receivables:
Consumer	—	—	133	130	263	9
Small Business	—	—	247	297	544	39
Corporate	—	—	1	6	7	—
Other Loans (f)	1	—	67	2	70	1
Total	$169	$96	$1,332	$1,764	$3,361	$596
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
(c)Accounts classified as a TDR include $45 million and $41 million that are over 90 days past due and accruing interest as of September 30, 2022 and December 31, 2021, respectively, and $14 million and $19 million that are non-accruals as of September 30, 2022 and December 31, 2021, respectively.
(d)In Program TDRs include accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $1.9 billion and $1.6 billion of accounts that have successfully completed a modification program and $141 million and $143 million of accounts that were not in compliance with the terms of the modification programs as of September 30, 2022 and December 31, 2021, respectively.
(f)Other loans primarily represent consumer and commercial non-card financing products.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans and Receivables Modified as TDRs
The following tables provide additional information with respect to loans and receivables that were modified as TDRs during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	44	$285	14	(b)	97	$633	14	(b)
Card Member Receivables	7	258	(c)	20	18	591	(c)	19
Other Loans (d)	1	3	2	16	3	$5	2	16
Total	52	$546			118	$1,229

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	26	$177	13	(b)	87	$636	13	(b)
Card Member Receivables	5	114	(c)	17	16	314	(c)	18
Other Loans (d)	1	$2	3	17	3	$12	3	16
Total	32	$293			106	$962
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

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$18	12	$70
Card Member Receivables	1	7	3	27
Other Loans (b)	—	—	—	—
Total	5	$25	15	$97

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$32	20	$148
Card Member Receivables	1	10	5	48
Other Loans (b)	1	1	3	$9
Total	6	$43	28	$205
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Third quarter of 2022	4%	4% - 8%	2%	3% - (2)%
Fourth quarter of 2022	4% - 6%	4% - 9%	1% - (1)%	2% - 1%
Fourth quarter of 2023	4% - 8%	3% - 7%	3% - 2%	4% - 3%
Fourth quarter of 2024	4% - 6%	4% -6%	4% - 3%	3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses increased for the three months ended September 30, 2022, primarily driven by an increase in loans outstanding and deterioration in the macroeconomic outlook.
Card Member loans reserve for credit losses increased for the nine months ended September 30, 2022, primarily driven by an increase in loans outstanding and deterioration in the macroeconomic outlook, partially offset by a reduction in COVID-19 pandemic-driven reserves.
Card Member loans reserve for credit losses decreased for both the three and nine months ended September 30, 2021, driven by lower delinquencies and improved portfolio quality and macroeconomic outlook, partially offset by an increase in loans outstanding.
The following table presents changes in the Card Member loans reserve for credit losses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2022	2021	2022	2021
Beginning Balance	$2,997	$3,835	$3,305	$5,344
Provisions (a)	596	(177)	757	(1,146)
Net write-offs (b)
Principal	(203)	(118)	(560)	(544)
Interest and fees	(56)	(43)	(161)	(164)
Other (c)	(15)	(8)	(22)	(1)
Ending Balance	$3,319	$3,489	$3,319	$3,489
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $133 million and $167 million for the three months ended September 30, 2022 and 2021, respectively, and $415 million and $507 million for the nine months ended September 30, 2022 and 2021, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(48) million and $(36) million for the three months ended September 30, 2022 and 2021, respectively, and $(156) million and $(124) million for the nine months ended September 30, 2022 and 2021, respectively.
(c)Primarily includes foreign currency translation adjustments of $(16) million and $(8) million for the three months ended September 30, 2022 and 2021, respectively, and $(22) million and $(2) million for the nine months ended September 30, 2022 and 2021, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses increased for the three months ended September 30, 2022, primarily driven by higher delinquencies.
Card Member receivables reserve for credit losses increased for the nine months ended September 30, 2022, primarily driven by an increase in receivables outstanding and higher delinquencies.
Card Member receivables reserve for credit losses decreased for both the three and nine months ended September 30, 2021, driven by lower delinquencies and improved portfolio quality and macroeconomic outlook, partially offset by an increase in receivables outstanding.
The following table presents changes in the Card Member receivables reserve for credit losses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2022	2021	2022	2021
Beginning Balance	$119	$73	$64	$267
Provisions (a)	165	(12)	383	(147)
Net write-offs (b)	(122)	(32)	(284)	(89)
Other (c)	(3)	1	(4)	(1)
Ending Balance	$159	$30	$159	$30
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $60 million and $79 million for the three months ended September 30, 2022 and 2021, respectively, and $195 million and $303 million for the nine months ended September 30, 2022 and 2021, respectively. Amounts include net (write-offs) recoveries from TDRs of $(19) million and $(15) million for the three months ended September 30, 2022 and 2021, respectively, and $(48) million and $(51) million for the nine months ended September 30, 2022 and 2021, respectively.
(c)Primarily includes foreign currency translation adjustments of $(2) million and nil for the three months ended September 30, 2022 and 2021, respectively, and $(4) million and $(1) million for the nine months ended September 30, 2022 and 2021, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $15 million and $12 million as of September 30, 2022 and December 31, 2021, respectively, presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of September 30, 2022 and December 31, 2021:

	2022				2021
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$66	$—	$(11)	$55	$106	$5	$—	$111
U.S. Government agency obligations	5	—	—	5	6	—	—	6
U.S. Government treasury obligations	3,844	—	(77)	3,767	1,680	25	(1)	1,704
Mortgage-backed securities (a)	13	—	—	13	17	1	—	18
Foreign government bonds and obligations	627	—	(3)	624	630	—	—	630
Other (b)	32	—	—	32	43	—	—	43
Equity securities (c)	53	—	(10)	43	66	17	(4)	79
Total	$4,640	$—	$(101)	$4,539	$2,548	$48	$(5)	$2,591
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in Corporate debt securities and debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.
The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021:

	2022				2021
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$52	$(11)	$—	$—	$—	$—	$—	$—
U.S. Government treasury obligations	3,709	(75)	48	(2)	477	(1)	—	—
Foreign government bonds and obligations	600	(3)	—	—	—	—	—	—
Total	$4,361	$(89)	$48	$(2)	$477	$(1)	$—	$—
The gross unrealized losses on our available-for-sale debt securities are primarily attributable to an increase in the current benchmark interest rate. Overall, for the available-for-sale debt securities in gross unrealized loss positions, (i) we do not intend to sell the securities, (ii) it is not more likely than not that we will be required to sell the securities before recovery of the unrealized losses, and (iii) we expect that the contractual principal and interest will be received on the securities. We concluded that there was no credit loss attributable to the securities in an unrealized loss position for the periods presented.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the gross unrealized losses by ratio of fair value to amortized cost as of September 30, 2022 and December 31, 2021:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2022:
90–100%	84	$4,333	$(79)	1	$48	$(2)	85	$4,381	$(81)
Less than 90%	12	28	(10)	—	$—	$—	12	$28	$(10)
Total as of September 30, 2022	96	$4,361	$(89)	1	$48	$(2)	97	$4,409	$(91)
2021:
90–100%	5	$477	$(1)	—	$—	$—	5	$477	$(1)
Less than 90%	—	$—	$—	—	$—	$—	—	$—	$—
Total as of December 31, 2021	5	$477	$(1)	—	$—	$—	5	$477	$(1)
Contractual maturities for available-for-sale debt securities with stated maturities as of September 30, 2022 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$2,359	$2,328
Due after 1 year but within 5 years	2,137	2,088
Due after 5 years but within 10 years	30	30
Due after 10 years	61	50
Total	$4,587	$4,496
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests for the Lending Trust was $14.4 billion and $15.0 billion as of September 30, 2022 and December 31, 2021, respectively, and for the Charge Trust was $5.9 billion and $3.2 billion as of September 30, 2022 and December 31, 2021, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust was $907 million and $42 million as of September 30, 2022 and December 31, 2021, respectively, and for the Charge Trust was nil and $1 million as of September 30, 2022 and December 31, 2021, respectively. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the nine months ended September 30, 2022 and the year ended December 31, 2021, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of September 30, 2022 and December 31, 2021, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2022	2021
U.S.:
Interest-bearing	$102,441	$83,304
Non-interest-bearing (includes Card Member credit balances of: 2022, $509; 2021, $527)	556	553
Non-U.S.:
Interest-bearing	15	18
Non-interest-bearing (includes Card Member credit balances of: 2022, $448; 2021, $503)	451	507
Total customer deposits	$103,463	$84,382
Customer deposits by deposit type as of September 30, 2022 and December 31, 2021 were as follows:

(Millions)	2022	2021
Savings and transaction accounts	$72,862	$66,142
Certificates of deposit:
Direct	1,998	1,415
Third-party (brokered)	11,216	3,095
Sweep accounts – Third-party (brokered)	16,388	12,658
Other deposits	42	42
Card Member credit balances	957	1,030
Total customer deposits	$103,463	$84,382
The scheduled maturities of certificates of deposit as of September 30, 2022 were as follows:

(Millions)	2022	2023	2024	2025	2026	After 5 Years	Total
Certificates of deposit	$373	$4,557	$6,069	$1,647	$29	$539	$13,214
As of September 30, 2022 and December 31, 2021, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2022	2021
U.S.	$735	$521
Non-U.S.	1	1
Total	$736	$522

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
In 2006, Mawarid Investments Limited filed a request for confidential arbitration under the 1998 London Court of International Arbitration Rules in connection with certain claims arising under a shareholders agreement between Mawarid and American Express Travel Related Services Company, Inc. relating to a joint venture between the parties, Amex (Middle East) BSC(c) (AEME). In 2008, the tribunal rendered a partial award, including a direction that an audit should take place to verify whether acquirer discount revenue related to transactions occurring with airlines located in the Middle East region had been properly allocated to AEME since its inception in 1992. In September 2021, the tribunal rendered a further partial award regarding the location of transactions through non-physical channels. In May 2022, the tribunal further clarified the 2021 partial award and the discount rate that should apply to transactions through non-physical channels. A final award is now expected in the first half of 2023.

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
For those disclosed legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $160 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business and results of operations.

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
A majority of our derivative assets and liabilities as of September 30, 2022 and December 31, 2021 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of September 30, 2022, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of September 30, 2022 and December 31, 2021, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2022 and December 31, 2021:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$204	$223	$—
Net investment hedges - Foreign exchange contracts	954	219	75	54
Total derivatives designated as hedging instruments	954	423	298	54
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	941	167	270	85
Total derivatives, gross	1,895	590	568	139
Derivative asset and derivative liability netting (b)	(269)	(93)	(269)	(93)
Cash collateral netting (c)	(64)	(204)	(223)	(4)
Total derivatives, net	$1,562	$293	$76	$42
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
We posted $10 million and $11 million as of September 30, 2022 and December 31, 2021, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $8.1 billion and $12.9 billion of fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2022 and December 31, 2021, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and nine months ended September 30:

	Gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2022	2021	2022	2021
Fixed-rate long-term debt	$121	$59	$485	$257
Derivatives designated as hedging instruments	(121)	(58)	(488)	(257)
Total	$—	$1	$(3)	$—
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $7.8 billion and $13.1 billion as of September 30, 2022 and December 31, 2021, respectively, including the cumulative amount of fair value hedging adjustments of $(248) million and $237 million for the respective periods.
We recognized in Interest expense on Long-term debt a net increase of $3 million and a net decrease $60 million for the three months ended September 30, 2022 and 2021, respectively, and net decreases of 88 million and $196 million for the nine months ended September 30, 2022 and 2021, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $12.5 billion and $12.6 billion of foreign currency derivatives designated as net investment hedges as of September 30, 2022 and December 31, 2021, respectively. The gain or loss on net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, were gains of $520 million and $155 million for the three months ended September 30, 2022 and 2021, respectively, and gains of $728 million and $53 million for the nine months ended September 30, 2022 and 2021, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for any of the three and nine months ended September 30, 2022 and 2021.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $19.7 billion and $19.0 billion as of September 30, 2022 and December 31, 2021, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gain of $23 million and a net loss of $10 million for the three months ended September 30, 2022 and 2021, respectively, and a net gain of $10 million and a net loss of $24 million for the nine months ended September 30, 2022 and 2021, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
During the quarter ended June 30, 2022, we recorded an embedded derivative with a notional amount of $78 million, related to seller earnout shares granted to us upon the completion of a business combination between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital. This embedded derivative had a fair value of $19 million as of September 30, 2022. The changes in the fair value of the embedded derivative resulted in losses of nil and $4 million for the three and nine months ended September 30, 2022, respectively, which were recognized in Service Fees and Other Revenue in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of September 30, 2022 and December 31, 2021:

	2022				2021
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$43	$42	$1	$—	$79	$78	$1	$—
Debt securities	4,496	—	4,464	32	2,512	—	2,480	32
Derivatives, gross (a)(b)	1,895	—	1,876	19	590	—	590	—
Total Assets	6,434	42	6,341	51	3,181	78	3,071	32
Liabilities:
Derivatives, gross (a)	568	—	568	—	139	—	139	—
Total Liabilities	$568	$—	$568	$—	$139	$—	$139	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2022 and December 31, 2021. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2022 and December 31, 2021, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2022 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$31	$31	$29	$2	$—
Other financial assets (b)	58	58	—	58	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	101	104	—	—	104

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	115	115	—	115	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	13	13	—	13	—
Long-term debt (c)	$42	$41	$—	$41	$—

	Carrying Value	Corresponding Fair Value Amount
2021 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$22	$22	$20	$2	$—
Other financial assets (b)	56	56	—	56	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	88	91	—	—	91

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	105	105	—	105	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	5	5	—	5	—
Long-term debt (c)	$39	$40	$—	$40	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $5.8 billion and $5.2 billion held by a consolidated VIE as of September 30, 2022 and December 31, 2021, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $26.7 billion as of both September 30, 2022 and December 31, 2021, and the fair values of Long-term debt were $12.1 billion and $13.9 billion as of September 30, 2022 and December 31, 2021, respectively.
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
We estimate the Level 3 fair value of equity investments without readily determinable fair values based on price changes as of the date of new similar equity financing transactions completed by the companies in our portfolio. The carrying value of equity investments without readily determinable fair values totaled $1.2 billion and $1.3 billion as of September 30, 2022 and December 31, 2021, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets. We recorded unrealized gains of $6 million and $103 million for the three months ended September 30, 2022 and 2021, respectively, and $94 million and $730 million for the nine months ended September 30, 2022 and 2021, respectively. Unrealized losses including any impairments were $51 million and nil for the three months ended September 30, 2022 and 2021, respectively, and $153 million and $2 million for the nine months ended September 30, 2022 and 2021 respectively. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains for equity investments without readily determinable fair values totaled $1.2 billion and $1.1 billion as of September 30, 2022 and December 31, 2021, respectively, and cumulative unrealized losses including any impairments were $159 million and $10 million as of September 30, 2022 and December 31, 2021, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both September 30, 2022 and December 31, 2021.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $28 million, respectively, as of September 30, 2022, and $1 billion and $24 million, respectively, as of December 31, 2021, all of which were primarily related to our real estate arrangements and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Changes in Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and nine months ended September 30, 2022 and 2021 were as follows:

Three Months Ended September 30, 2022 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of June 30, 2022	$(30)	$(2,569)	$(544)	$(3,143)
Net change	(39)	(200)	5	(234)
Balances as of September 30, 2022	$(69)	$(2,769)	$(539)	$(3,377)

Nine Months Ended September 30, 2022 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2021	$23	$(2,392)	$(576)	$(2,945)
Net change	(92)	(377)	37	(432)
Balances as of September 30, 2022	$(69)	$(2,769)	$(539)	$(3,377)

Three Months Ended September 30, 2021 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of June 30, 2021	$42	$(2,227)	$(696)	$(2,881)
Net change	(8)	(83)	9	(82)
Balances as of September 30, 2021	$34	$(2,310)	$(687)	$(2,963)

Nine Months Ended September 30, 2021 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2020	$65	$(2,229)	$(731)	$(2,895)
Net change	(31)	(81)	44	(68)
Balances as of September 30, 2021	$34	$(2,310)	$(687)	$(2,963)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three and nine months ended September 30 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2022	2021	2022	2021
Net unrealized (losses) gains on debt securities	$(13)	$(3)	$(29)	$(9)
Foreign currency translation adjustment, net of hedges	169	45	231	15
Pension and other postretirement benefits	16	5	33	18
Total tax impact	$172	$47	$235	$24
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, were not significant for any of the three and nine months ended September 30, 2022 and 2021.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2022	2021	2022	2021
Service fees	$353	$340	$1,072	$1,014
Foreign currency-related revenue	338	169	867	414
Delinquency fees	211	167	583	460
Travel commissions and fees	155	74	374	165
Other fees and revenues	112	89	444	129
Total Service fees and other revenue	$1,169	$839	$3,340	$2,182
The following is a detail of Other expenses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2022	2021	2022	2021
Data processing and equipment	$651	$613	$1,874	$1,772
Professional services	500	490	1,473	1,351
Net unrealized and realized losses (gains) on Amex Ventures investments	47	(142)	68	(773)
Other	376	257	1,008	745
Total Other expenses	$1,574	$1,218	$4,423	$3,095

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate was 23.6 percent and 25.5 percent for the three months ended September 30, 2022 and 2021, respectively, and 23.0 percent and 24.4 percent for the nine months ended September 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the three month period primarily reflected changes in the geographic mix of pretax income. The decrease in the effective tax rate for the nine month period primarily reflected discrete tax benefits in the current period related to the resolution of certain prior years' tax items and stock-based compensation.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Basic and diluted:
Net income	$1,879	$1,826	$5,942	$6,341
Preferred dividends	(14)	(20)	(43)	(49)
Equity-related adjustment (a)	—	(9)	—	(9)
Net income available to common shareholders	$1,865	$1,797	$5,899	$6,283
Earnings allocated to participating share awards (b)	(14)	(14)	(45)	(45)
Net income attributable to common shareholders	$1,851	$1,783	$5,854	$6,238
Denominator:(a)
Basic: Weighted-average common stock	748	786	752	796
Add: Weighted-average stock options (c)	1	1	1	1
Diluted	749	787	753	797

Basic EPS	$2.47	$2.27	$7.78	$7.84
Diluted EPS	$2.47	$2.27	$7.77	$7.82
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
(c)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.26 million and 0.01 million of options for the three months ended September 30, 2022 and 2021, respectively, and 0.23 million and 0.01 million of options for the nine months ended September 30, 2022 and 2021, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
Effective for the third quarter of 2022, we realigned our reportable operating segments to reflect organizational changes announced during the second quarter of 2022. Refer to Note 1 for further details. Prior periods have been recast to conform to the new reportable operating segments.
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three and nine months ended September 30:

Three Months Ended September 30, 2022 (Millions, except where indicated)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,233	$3,145	$2,066	$1,562	$(28)	$10,978
Revenue from contracts with customers (b)	3,200	2,791	1,332	1,423	(13)	8,733
Interest income	2,251	552	364	6	201	3,374
Interest expense	274	201	178	(97)	240	796
Total revenues net of interest expense	6,210	3,496	2,252	1,665	(67)	13,556
Pretax segment income (loss)	$1,309	$774	$166	$792	$(582)	$2,459
Total assets (billions)	$85	$51	$33	$15	$31	$215

Nine Months Ended September 30, 2022 (Millions, except where indicated)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$12,024	$8,986	$6,065	$4,502	$(28)	$31,549
Revenue from contracts with customers (b)	9,139	8,003	3,857	4,131	14	25,144
Interest income	5,880	1,435	1,035	13	330	8,693
Interest expense	513	409	445	(202)	391	1,556
Total revenues net of interest expense	17,391	10,012	6,655	4,717	(89)	38,686
Pretax segment income (loss)	$4,114	$2,333	$593	$2,263	$(1,589)	$7,714
Total assets (billions)	$85	$51	$33	$15	$31	$215

Three Months Ended September 30, 2021 (Millions, except where indicated)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$3,372	$2,558	$1,732	$1,294	$(22)	$8,934
Revenue from contracts with customers (b)	2,566	2,250	1,116	1,212	(6)	7,138
Interest income	1,613	365	278	4	41	2,301
Interest expense	89	81	114	(24)	47	307
Total revenues net of interest expense	4,896	2,842	1,896	1,322	(28)	10,928
Pretax segment income (loss)	$1,251	$699	$269	$513	$(282)	$2,450
Total assets (billions)	$68	$41	$30	$14	$31	$184

Nine Months Ended September 30, 2021 (Millions, except where indicated)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$9,291	$7,053	$4,814	$3,589	$(154)	$24,593
Revenue from contracts with customers (b)	6,967	6,174	3,060	3,370	(18)	19,553
Interest income	4,647	1,020	827	12	127	6,633
Interest expense	310	253	309	(61)	180	991
Total revenues net of interest expense	13,628	7,820	5,332	3,662	(207)	30,235
Pretax segment income (loss)	$4,677	$2,219	$889	$1,399	$(801)	$8,383
Total assets (billions)	$68	$41	$30	$14	$31	$184
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue, certain service fees and other revenue and processed revenues from customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. Since December 31, 2021, there have been no material changes in market risk exposures associated with foreign exchange risk.
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
Compared to December 31, 2021, the adverse impact of changes in market interest rates on our net interest income decreased, primarily due to the issuance of fixed rate liabilities. As of September 30, 2022, a hypothetical, immediate 100 basis point increase in market interest rates would have a detrimental impact of approximately $101 million on our annual net interest income. A hypothetical immediate 100 basis point decrease in market interest rates would have a smaller but still detrimental impact on our annual net interest income. This measure first projects net interest income over the following twelve-month time horizon considering forecasted business growth and anticipated future market interest rates. The detrimental impact from rate changes is then measured by instantaneously increasing or decreasing the anticipated future interest rates by 100 basis points. Our estimated repricing risk assumes that our interest-rate sensitive assets and liabilities that reprice within the twelve-month horizon generally reprice by the same magnitude as benchmark rate changes. It is further assumed that, within our interest-rate sensitive liabilities, certain deposits reprice at lower magnitudes than benchmark rate movements, and the magnitude of this repricing in turn depends on, among other factors, the direction of rate movements. These assumptions are consistent with historical deposit repricing experience in the industry and within our own portfolio. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)   ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2022
Repurchase program(a)	2,587,134	$144.42	2,587,134	42,014,767
Employee transactions(b)	9	$142.19	N/A	N/A

August 1-31, 2022
Repurchase program(a)	1,430,825	$158.21	1,430,825	40,583,942
Employee transactions(b)	13,955	$154.02	N/A	N/A

September 1-30, 2022
Repurchase program(a)	—	—	—	40,583,942
Employee transactions(b)	—	—	N/A	N/A

Total
Repurchase program(a)	4,017,959	$149.33	4,017,959	40,583,942
Employee transactions(b)	13,964	$154.01	N/A	N/A
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

ITEM 5. OTHER INFORMATION
On October 19, 2022, our Board of Directors amended our By-Laws, effective immediately, to enhance procedural mechanics and disclosure requirements in connection with shareholder nominations of directors, including by requiring: (i) a shareholder delivering a nomination notice pursuant to Rule 14a-19 under the Exchange Act to certify that such shareholder has met the requirements of Rule 14a-19(a); (ii) a shareholder providing such a nomination notice to update and supplement such notice, if necessary, to be true and correct as of the record date for the shareholder meeting and the date that is 10 business days prior to the shareholder meeting; (iii) any proposed director nominee to submit to interviews with the Board of Directors or any committee thereof; and (iv) a shareholder directly or indirectly soliciting proxies from other shareholders to use a proxy card color other than white.
The amendments to the By-Laws also incorporated gender neutral terms and included certain other modifications that provide clarification and consistency.
The foregoing description of the amendments to the By-Laws is qualified in its entirety by the text of the By-Laws, as amended, a copy of which is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
3.1	Company's By-Laws, as amended through October 19, 2022
10.1	Amendment No. 5, dated July 27, 2022, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri.
31.1	Certification of Stephen J. Squeri pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Stephen J. Squeri pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: October 21, 2022	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell Vice Chairman and Chief Financial Officer

Date: October 21, 2022	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)