Form 10-K
period 2022-12-31
AMERICAN EXPRESS CO
filed 2023-02-10
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑
As of June 30, 2022, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $104.0 billion based on the closing sale price as reported on the New York Stock Exchange.
As of February 2, 2023, there were 744,192,702 common shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 2, 2023.

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” or other similar expressions. We discuss certain factors that affect our business and operations and that may cause our actual results to differ materially from these forward-looking statements under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.
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

PART I
ITEM 1.    BUSINESS
Overview
American Express is a globally integrated payments company, providing customers with access to products, insights and experiences that enrich lives and build business success. We are a leader in providing credit and charge cards to consumers, small businesses, mid-sized companies and large corporations around the world. American Express® cards issued by us, as well as by third-party banks and other institutions on the American Express network, can be used by Card Members to charge purchases at the millions of merchants around the world that accept cards bearing our logo.
Our various products and services are offered globally to diverse customer groups through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party service providers and business partners, direct mail, telephone, in-house sales teams and direct response advertising.
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
We principally engage in businesses comprising four reportable operating segments: U.S. Consumer Services (USCS), Commercial Services (CS), International Card Services (ICS) and Global Merchant and Network Services (GMNS). Corporate functions and certain other businesses are included in Corporate & Other. Our businesses function together to form our end-to-end integrated payments platform, which we believe is a differentiator that underpins our business model. For further information about our reportable operating segments, please see “Business Segment Results of Operations” under “MD&A.”
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

Our integrated payments platform allows us to analyze information on Card Member spending and build algorithms and other analytical tools that we use to underwrite risk, reduce fraud and provide targeted marketing and other information services for merchants and partners and special offers and services to Card Members, all while respecting Card Member preferences and protecting Card Member and merchant data in compliance with applicable policies and legal requirements. Through contractual relationships, we also obtain information from third-party card issuers, merchant acquirers, aggregators and processors with whom we do business.
Card Issuing Businesses
Our global proprietary card-issuing businesses are conducted through our USCS, CS and ICS reportable operating segments. We offer a broad set of card products, rewards and services to a diverse consumer and commercial customer base, in the United States and internationally. We acquire and retain high-spending, engaged and creditworthy Card Members by:
•Designing innovative products and features that appeal to our target customer base and meet their spending and borrowing needs
•Using incentives to drive spending on our various card products and increase customer engagement, including our Membership Rewards® program, cash-back reward features, interest rates offered on deposits and participation in loyalty programs sponsored by our cobrand and other partners
•Providing digital and mobile services and an array of benefits and experiences across card products, such as airport lounge access, dining experiences and other travel and lifestyle benefits
•Creating world-class service experiences by delivering exceptional customer care
•Developing a wide range of partner relationships, including with other corporations and institutions that sponsor certain of our cards under cobrand arrangements and provide benefits and services to our Card Members
Over the last several years, we have focused on broadening the appeal of our products to attract new customers, particularly Millennial and Gen Z customers, as well as expanding our position with small and mid-sized enterprise (SME) customers by providing more ways to help them manage and grow their businesses. We have also introduced new adjacent products that complement our existing products, such as our business checking and consumer rewards checking account products and new digital capabilities, which in part result from our acquisitions of Kabbage, Resy and acompay. Additionally, we have evolved our card issuing businesses by bringing together our consumer, SME and large commercial issuing activities outside of the United States into a new ICS organization to enable a greater focus on local priorities. Jurisdictions that represent a significant portion of our billed business outside of the United States include the United Kingdom (UK), the European Union (EU), Australia, Japan, Canada and Mexico.
For the year ended December 31, 2022, worldwide billed business (spending on American Express cards issued by us) was $1,338 billion and at December 31, 2022, we had 76.7 million proprietary cards-in-force worldwide.
Merchant Acquiring Business
Our GMNS reportable operating segment builds and manages relationships with millions of merchants around the world that choose to accept American Express cards. This includes signing new merchants to accept our cards, agreeing on the discount rate (a fee charged to the merchant for accepting our cards) and handling servicing for merchants. We also build and maintain relationships with merchant acquirers, aggregators and processors to manage aspects of our merchant services business. For example, through our OptBlue® merchant-acquiring program, third-party acquirers contract directly with small merchants for card acceptance on our network and determine merchant pricing. We continue to grow merchant acceptance of American Express cards around the world and work with merchant partners so that our Card Members are warmly welcomed and encouraged to spend in the millions of places where their American Express cards are accepted. We also seek to drive greater usage of the American Express network by deepening merchant engagement and increasing Card Member awareness through initiatives such as our Shop Small campaigns and deploying new payment options such as debit and B2B capabilities.
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
For the year ended December 31, 2022, worldwide network services processed volume (spending on American Express cards issued by third parties) was $214.5 billion and at December 31, 2022, we had 56.5 million cards-in-force issued by third parties worldwide.
Diverse Customer Base and Global Footprint
Our broad and diverse customer base spans consumers, small businesses, mid-sized companies and large corporations around the world. The following chart provides a summary of our diverse set of customers and broad geographic footprint based on worldwide network volumes:

% of Worldwide Network Volumes, FY'22

Commercial Services 32%
US SME
US Large & Global Corp
Processed Volumes 14%
Int'l SME and Large Corp
Int'l Consumer
International Card Services 18%
US Consumer Services 36%

SME refers to small and mid-sized businesses with less than $300 million in annual revenues.

Partners and Relationships
Our integrated payments platform allows us to work with a range of business partners, and our partners in return help drive the scale and relevance of the platform.
There are many examples of how we connect partners with our integrated payments platform, including: issuing cards under cobrand arrangements with other corporations and institutions (e.g., Delta Air Lines (Delta), Marriott International, Hilton Worldwide Holdings and British Airways); offering innovative ways for our Card Members to earn and use points with our merchants (e.g., Pay with Points at Amazon.com); expanding merchant acceptance with third-party acquirers (e.g., OptBlue partners); operating through joint ventures in certain jurisdictions (e.g., in China, the Middle East and Switzerland); developing new capabilities and features with our digital partners (e.g., PayPal and i2c); integrating into the supplier payment processes of our business customers (e.g., BILL, BillTrust and Versapay); and extending the platform into travel services with American Express leisure and business travel (e.g., Fine Hotels and Resorts). We also have a significant ownership position in, and extensive commercial arrangements with, Global Business Travel Group, Inc. (GBTG), which provides business travel-related services.
Delta is our largest strategic partner. Our relationships with, and revenues and expenses related to, Delta are significant and represent an important source of value for our Card Members. We issue cards under cobrand arrangements with Delta and the Delta cobrand portfolio represented approximately 10 percent of worldwide network volumes and approximately 21 percent of worldwide Card Member loans as of December 31, 2022. The Delta cobrand portfolio generates fee revenue and interest income from Card Members and discount revenue from Delta and other merchants for spending on Delta cobrand cards. The current Delta cobrand agreement runs through the end of 2029 and we expect to continue to make significant investments in this partnership. Among other things, Delta is also a key participant in our Membership Rewards program, provides travel-related benefits and services, including airport lounge access for certain American Express Card Members, accepts American Express cards as a merchant and is a corporate payments customer.
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
Third, we are focused on strengthening our global, integrated network by continuing to increase merchant acceptance, providing merchants with fraud protection services, marketing insights and connections to higher-spending Card Members and working with our network partners to offer expanded products and services.
Finally, we want to continue to build on our unique global position, seeking ways to use our differentiated business model and global presence as we progress against our other strategic imperatives.
We previously had as a strategic imperative to make American Express an essential part of our customers’ digital lives, which we believe has become embedded in our company and is inherent in the work we do in furtherance of our strategic imperatives.
We also have an Environmental, Social and Governance (ESG) strategy that focuses on three pillars. The Promoting Diversity, Equity and Inclusion (DE&I) pillar supports a diverse, equitable and inclusive workforce, marketplace and society. The Advancing Climate Solutions pillar focuses on enhancing our operations and capabilities to meet customer and community needs in the transition to a low-carbon future. Finally, the Building Financial Confidence pillar seeks to provide responsible, secure and transparent products and services to help people and businesses build financial resilience.

Our Colleagues
We are focused on our culture built on supportive relationships and an inclusive workplace, where colleagues can feel welcome and heard, and are provided with opportunities to grow and thrive. As a result, we believe our colleagues are more engaged, committed, creative and effective in driving results. At the heart of our culture is what we call our Blue Box Values – a set of guiding principles that serve as the foundation for how we operate:

We Do What's Right	We Embrace Diversity
We Back Our Customers	We Stand for Equity and Inclusion
We Make It Great	We Win as A Team
We Respect People	We Support Communities
As of December 31, 2022, we employed approximately 77,300 people, whom we refer to as colleagues, with approximately 26,000 colleagues in the United States and approximately 51,300 colleagues outside the United States. We added colleagues in 2022 to support our strong business growth. To attract and retain the best talent, we strive to offer a compelling value proposition to our colleagues, including competitive compensation and leading benefits. We continuously invest in programs, benefits and resources to foster the personal and professional growth of our colleagues. We provide learning opportunities in many forms, including tools and guidance for maximizing learning on the job; cross-border and cross-business unit assignments; career coaching, mentoring and professional networking; rotation opportunities; virtual learning sessions; and formal classroom instruction. The health and wellness of our colleagues continue to be priorities for us and we take a holistic approach to well-being, providing resources that address the physical, financial and mental health of our colleagues. Throughout 2022, we launched Amex Flex across our offices, where, depending on role and business needs, colleagues can work in the office, at home or take a hybrid approach that combines both. This approach is designed to enable us to both broaden the talent pool from which we can attract candidates and increase colleague retention.
We conduct an annual Colleague Experience Survey to better understand our colleagues’ needs and overall experience at American Express and in 2022, 92 percent of colleagues who participated in the survey said they would recommend American Express as a great place to work. Our 2022 annual company scorecard included talent retention, colleague engagement and diversity representation goals. As of December 31, 2022, women represented 53.7 percent of our global workforce and Asian, Black/African American and Hispanic/Latinx people represented 18.7 percent, 17.9 percent and 14.2 percent, respectively, of our U.S. workforce based on preliminary data for our 2022 U.S. EEO-1 submission. As of December 31, 2022, 52 percent of our Executive Committee were women or from diverse races and ethnic backgrounds (based on self-identified characteristics).
We regularly review our compensation practices to ensure colleagues in the same job, level and location are compensated fairly regardless of gender globally, and regardless of race and ethnicity in the United States. These reviews consider several factors known to affect compensation, including role, level, tenure, performance and geography. In the instances where a review has found inconsistencies, we have made adjustments. After making these adjustments, we believe we maintained 100 percent pay equity in 2022 for colleagues across genders globally and across races and ethnicities in the United States.

Information About Our Executive Officers
Set forth below, in alphabetical order, is a list of our executive officers as of February 10, 2023, including each executive officer’s principal occupation and employment during the past five years and reflecting recent organizational changes. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER —	Vice Chairman
Mr. Buckminster (62) has been Vice Chairman since April 2021. Prior thereto, he had been Group President, Global Consumer Services Group since February 2018 and President, Global Consumer Services Group from October 2015 to February 2018.

JEFFREY C. CAMPBELL —	Vice Chairman and Chief Financial Officer
Mr. Campbell (62) has been Vice Chairman since April 2021 and Chief Financial Officer since August 2013.

HOWARD GROSFIELD —	President, U.S. Consumer Services
Mr. Grosfield (54) has been President, U.S. Consumer Services since May 2022. Prior thereto, he had been Executive Vice President and General Manager of U.S. Consumer Marketing and Global Premium Services since February 2021 and Executive Vice President and General Manager of U.S. Consumer Marketing Services from January 2016 to February 2021.

MONIQUE HERENA —	Chief Colleague Experience Officer
Ms. Herena (51) has been Chief Colleague Experience Officer since April 2019. Ms. Herena joined American Express from BNY Mellon, where she served as the Chief Human Resources Officer and Senior Executive Vice President, Human Resources, Marketing and Communications since 2014.

RAYMOND JOABAR —	Group President, Global Merchant and Network Services
Mr. Joabar (57) has been Group President, Global Merchant and Network Services since April 2021. Prior thereto, he had been President, Global Risk and Compliance and Chief Risk Officer since September 2019. He also served as President of International Consumer Services and Global Travel and Lifestyle Services from February 2018 to September 2019 and as Executive Vice President, Global Servicing Network from February 2016 to February 2018.

RAFAEL MARQUEZ—	President, International Card Services
Mr. Marquez (51) has been President, International Card Services since May 2022. Prior thereto, he had been President, International Consumer Services and Global Loyalty Coalition since September 2019 and Executive Vice President of International Consumer Services Europe, Joint Ventures EMEA and International Member Engagement from November 2015 to September 2019.

ANNA MARRS —	Group President, Commercial Services and Credit & Fraud Risk
Ms. Marrs (49) has been Group President, Commercial Services and Credit & Fraud Risk since April 2021. Prior thereto, she had been President, Commercial Services since September 2018. Ms. Marrs joined American Express from Standard Chartered Bank, where she served as Regional CEO, ASEAN and South Asia since November 2016.

DAVID NIGRO —	Chief Risk Officer
Mr. Nigro (61) has been Chief Risk Officer since April 2021. Prior thereto, he had been Executive Vice President and Chief Credit Officer, Global Consumer Services and Credit and Fraud Risk Capability since April 2018 and Executive Vice President and Chief Credit Officer, U.S. Consumer Card Services since December 2013.

DENISE PICKETT —	President, Global Services Group
Ms. Pickett (57) has been President, Global Services Group since September 2019. Prior thereto, she had been Chief Risk Officer and President, Global Risk, Banking & Compliance since February 2018 and President, U.S. Consumer Services from October 2015 to February 2018.

RAVI RADHAKRISHNAN —	Chief Information Officer
Mr. Radhakrishnan (51) has been Chief Information Officer since January 2022. Mr. Radhakrishnan joined American Express from Wells Fargo & Company, where he served as Chief Information Officer for the Commercial Banking and Corporate & Investment Banking businesses since May 2020. Prior thereto, he had been Chief Information Officer, Wholesale, Wealth & Investment Management and Innovation from May 2019 to May 2020. He also served as Enterprise Chief Information Officer from March 2017 to May 2019.

ELIZABETH RUTLEDGE —	Chief Marketing Officer
Ms. Rutledge (61) has been Chief Marketing Officer since February 2018. Prior thereto, she had been Executive Vice President, Global Advertising & Media since February 2016.

LAUREEN E. SEEGER —	Chief Legal Officer
Ms. Seeger (61) has been Chief Legal Officer since July 2014.

JENNIFER SKYLER —	Chief Corporate Affairs Officer
Ms. Skyler (46) has been Chief Corporate Affairs Officer since October 2019. Ms. Skyler joined American Express from WeWork, where she served as Chief Communications Officer from January 2018 to September 2019. Prior thereto, she had been Global Head of Public Affairs from January 2016 to January 2018.

STEPHEN J. SQUERI —	Chairman and Chief Executive Officer
Mr. Squeri (63) has been Chairman and Chief Executive Officer since February 2018. Prior thereto, he had been Vice Chairman since July 2015.

ANRÉ WILLIAMS —	Group President, Enterprise Services
Mr. Williams (57) has been Group President, Enterprise Services since April 2021. Prior thereto, he had been Group President, Global Merchant and Network Services since February 2018 and President of Global Merchant Services and Loyalty since October 2015. Mr. Williams also serves as the Chief Executive Officer of American Express National Bank.

COMPETITION
We compete in the global payments industry with card networks, issuers and acquirers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and Automated Clearing House, or ACH), as well as evolving and growing alternative mechanisms, systems and products that leverage new technologies, business models and customer relationships to create payment, financing or banking solutions. The payments industry continues to undergo dynamic changes in response to evolving technologies, consumer habits and merchant needs, some of which have accelerated as a result of the pandemic, such as an increased shift to digital payments.
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
•The number, spending characteristics and credit performance of customers
•The quantity, diversity and quality of the establishments where the cards can be used
•The attractiveness of the value proposition to card issuers, merchant acquirers, cardholders, corporate clients and merchants (including the relative cost of using or accepting the products and services, and capabilities such as fraud prevention and data analytics)
•The number and quality of other cards and other forms of payment and financing available to customers
•The success of marketing and promotional campaigns
•The speed of innovation and investment in systems, technologies and product and service offerings
•The nature and quality of expense management tools, electronic payment methods and data capture and reporting capabilities, particularly for business customers
•The security of cardholder, merchant and network partner information
Another aspect of competition is the dynamic and rapid growth of alternative payment and financing mechanisms, systems and products, which include payment facilitators and aggregators, digital payment, open banking and electronic wallet platforms, point-of-sale lenders and buy now, pay later products, real-time settlement and processing systems, financial technology companies, digital currencies developed by both central banks and the private sector, blockchain and similar distributed ledger technologies, prepaid systems and gift cards, and systems linked to customer accounts or that provide payment solutions. Various competitors are integrating more financial services into their product offerings and competitors are seeking to attain the benefits of closed-loop, loyalty and rewards functionalities, such as ours.

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
Policymakers around the world continue to propose and adopt new laws and regulations governing a wide variety of issues that may impact our business or change our operating environment in substantial and unpredictable ways. For example, legislators and regulators in various countries in which we operate have focused on the offering of consumer financial products and the operation of payment networks, resulting in changes to certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, the establishment of broad and ongoing regulatory oversight regimes.
See “Risk Factors—Legal, Regulatory and Compliance Risks” for a discussion of the potential impact legislative and regulatory changes may have on our results of operations and financial condition.
Banking Regulation
Federal and state banking laws, regulations and policies extensively regulate the Company, TRS and our U.S. bank subsidiary, American Express National Bank (AENB). For purposes of this Supervision and Regulation section, the “Company” refers only to American Express Company, a bank holding company, and does not include its subsidiaries. Both the Company and TRS are subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve and AENB is supervised, regulated and examined by the Office of the Comptroller of the Currency (OCC). The Company and its subsidiaries are also subject to the rulemaking, enforcement and examination authority of the Consumer Financial Protection Bureau (CFPB). Banking regulators have broad examination and enforcement power, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions and require divestitures, any of which could compromise our competitive position. Many aspects of our business also are subject to rigorous regulation by other U.S. federal and state regulatory agencies and by non-U.S. government agencies and regulatory bodies.
Activities
The BHC Act generally limits bank holding companies to activities that are considered to be banking activities and certain closely related activities. As noted above, each of the Company and TRS is a bank holding company and each has elected to become a financial holding company, which is authorized to engage in a broader range of financial and related activities. In order to remain eligible for financial holding company status, we must meet certain eligibility requirements. Those requirements include that each of the Company and AENB must be “well capitalized” and “well managed,” and AENB must have received at least a “satisfactory” rating on its most recent assessment under the Community Reinvestment Act of 1977 (the CRA). The Company and TRS engage in various activities permissible only for financial holding companies, including, in particular, providing travel agency services, acting as a finder and engaging in certain insurance underwriting and agency services. If the Company fails to meet eligibility requirements for financial holding company status, it and its subsidiaries are likely to be barred from engaging in new types of financial activities or making certain types of acquisitions or investments in reliance on its status as a financial holding company, and ultimately could be required to either discontinue the broader range of activities permitted to financial holding companies or divest AENB. In addition, the Company and its subsidiaries are prohibited by law from engaging in practices that regulatory authorities deem unsafe or unsound (which such authorities generally interpret broadly) and regulatory authorities have discretion in determining whether new or modified activities can be conducted in a safe and sound manner.
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
Financial Regulatory Reform
The Company is subject to the U.S. federal bank regulatory agencies’ rules that tailor the application of enhanced prudential standards to bank holding companies and depository institutions with $100 billion or more in total consolidated assets. Under these rules, each bank holding company, as well as its bank subsidiaries, is assigned to one of four categories based on its status as a U.S. global systemically important banking organization and five other risk-based indicators: (i) total assets, (ii) cross-jurisdictional activity, (iii) non-bank assets, (iv) off-balance sheet exposure, and (v) weighted short-term wholesale funding.
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
In December 2017, the Basel Committee published standards that, among other things, revise the standardized approach for credit risk (including by recalibrating risk weights and introducing additional capital requirements for certain “unconditionally cancellable commitments” such as unused credit card lines of credit) and provide a new standardized calculation for operational risk capital requirements. In September 2022, federal banking regulators announced that they are reaffirming their commitment to implement enhanced regulatory capital requirements that align with the standards issued by the Basel Committee in December 2017 and that they are developing a joint proposed rule for issuance. If adopted in the United States as issued by the Basel Committee and applicable to us, the new standards are likely to result in higher capital requirements for us.

In December 2018, federal banking regulators issued a final rule that provides an optional three-year phase-in period for the adverse regulatory capital effects of adopting the Current Expected Credit Loss (CECL) methodology pursuant to new accounting guidance for the recognition of credit losses on certain financial instruments, which became effective January 1, 2020. In August 2020, federal banking regulators issued a final rule that provides an option to delay the estimated impact of the adoption of the CECL methodology on regulatory capital for up to two years, followed by the three-year phase-in period at 25 percent once per year beginning in January 1, 2022. We elected to delay the recognition of $0.7 billion of impact to regulatory capital from the adoption of the CECL methodology for two years, followed by the three-year phase-in period. As of January 1, 2023, the Company has phased in 50 percent of such amount. See “Critical Accounting Estimates” under “MD&A” for additional information on CECL.
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
On August 4, 2022, the Federal Reserve confirmed the SCB for the Company of 2.5 percent, which remained unchanged from the level announced in June 2021. As a result, the effective minimum ratios for the Company (taking into account the SCB requirement) and AENB (taking into account the CCB requirement) are 7.0 percent, 8.5 percent and 10.5 percent for the CET1 capital, Tier 1 capital and Total capital ratios, respectively. Banking organizations whose ratios of CET1 capital, Tier 1 capital or Total capital to risk-weighted assets are below these effective minimum ratios face constraints on discretionary distributions such as dividends, repurchases and redemptions of capital securities, and executive compensation. A bank holding company’s SCB requirement is effective on October 1 of each year and will remain in effect through September 30 of the following year unless it is reset in connection with resubmission of a capital plan, as discussed below.
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
As a Category IV firm, the Company is required to participate in the supervisory stress tests every other year and was most recently subject to the Federal Reserve’s supervisory stress tests in 2022. The Company is required to develop and submit to the Federal Reserve an annual capital plan on or before April 5 of each year.

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
AENB continues to be required to prepare and provide a separate resolution plan to the FDIC that would enable the FDIC, as receiver, to effectively resolve AENB under the FDIA in the event of failure. Under the FDIC's rule and its accompanying June 2021 statement on resolution plans for insured depository institutions, insured depository institutions with $100 billion or more in assets, such as AENB, are required to submit resolution plans on a three-year cycle. AENB submitted its most recent resolution plan in December 2022, as required.
Orderly Liquidation Authority
The Company could become subject to the Orderly Liquidation Authority (OLA), a resolution regime under which the Treasury Secretary may appoint the FDIC as receiver to liquidate a systemically important financial institution, if the Company is in danger of default and is determined to present a systemic risk to U.S. financial stability. As under the FDIC resolution model, under the OLA, the FDIC has broad power as receiver. Substantial differences exist, however, between the OLA and the U.S. Bankruptcy Code, including the right of the FDIC under the OLA to disregard the strict priority of creditor claims in limited circumstances, the use of an administrative claims procedure to determine creditor claims (as opposed to the judicial procedure used in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity.
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
FDIC Powers upon Insolvency of AENB
If the FDIC is appointed the conservator or receiver of AENB, the FDIC has the power to: (1) transfer any of AENB’s assets and liabilities to a new obligor without the approval of AENB’s creditors; (2) enforce the terms of AENB’s contracts pursuant to their terms; or (3) repudiate or disaffirm any contract or lease to which AENB is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of AENB. In addition, the claims of holders of U.S. deposit liabilities and certain claims for administrative expenses of the FDIC against AENB would be afforded priority over other general unsecured claims against AENB, including claims of debt holders and depositors in non-U.S. offices, in the liquidation or other resolution of AENB. As a result, regardless of whether the FDIC ever sought to repudiate any debt obligations of AENB, the debt holders and depositors in non-U.S. offices would be treated differently from, and could receive substantially less, if anything, than the depositors in the U.S. offices of AENB.

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
Community Reinvestment Act
AENB is subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. In May 2022, the federal banking agencies issued a joint notice of proposed rulemaking proposing revisions to the CRA regulations, including with respect to the delineation of assessment areas, the overall evaluation framework and performance standards and metrics, the definition of community development activities and data collection and reporting.
Climate Risk Management
The U.S. banking agencies have recently increased their focus on climate risk-related supervision. For example, on December 16, 2021, the OCC issued for public comment a set of proposed “Principles for Climate-Related Financial Risk Management for Large Banks.” The principles would apply to OCC-regulated institutions with more than $100 billion in total consolidated assets, like AENB, and are broadly designed to provide a high-level framework for the safe and sound management of exposures to climate-related financial risks consistent with existing OCC rules and guidance. The principles outline six key aspects of climate-related financial risk management: governance; policies, procedures and limits; strategic planning; risk management; data, risk measurement and reporting; and scenario analysis. In addition, the principles offer risk assessment guidance for incorporating climate-related financial risks in various traditional risk categories. On March 30, 2022 and December 2, 2022, the FDIC and the Federal Reserve, respectively, also issued for public comment substantially similar sets of draft principles targeted at financial institutions with total consolidated assets of more than $100 billion subject to their respective supervision, including, with respect to the Federal Reserve, the Company. It is too early to determine what regulations and policies may be adopted or apply to the Company and AENB and the effect of any such regulations or policies on the Company and AENB.

Consumer Financial Products Regulation
Our consumer-oriented activities are subject to regulation and supervision in the United States and internationally. In the United States, our marketing, sale and servicing of consumer financial products and our compliance with certain federal consumer financial laws are supervised and examined by the CFPB, which has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products, and authority to prevent “unfair, deceptive or abusive” acts or practices. The CFPB has the authority to write regulations under federal consumer financial protection laws, to enforce those laws and to examine for compliance. It is also authorized to collect fines and require consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In addition, a number of U.S. states have significant consumer credit protection, disclosure and other laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices, which, along with bankruptcy and debtor relief laws, can affect our ability to collect amounts owed to us or subject us to regulatory scrutiny.
On February 1, 2023, the CFPB issued a proposed rule to lower the safe harbor amount that would be considered, by regulation, to be “reasonable and proportional” to the costs incurred by credit card issuers for late payments. The proposed rule would also eliminate the annual inflation adjustment for such safe harbor amount and prohibit late fee amounts above 25 percent of the consumer's required minimum payment. The rule proposal, if adopted, is not expected to become effective before 2024.
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
The EU, Australia, Canada and other jurisdictions have focused on interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance. Regulation and other governmental actions relating to pricing or practices could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted and may continue to negatively impact the discount revenue we earn, including as a result of downward pressure on our merchant discount rates from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants, and we have exited our network businesses in the EU and Australia as a result of regulation in those jurisdictions, for example. There is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when we work with cobrand partners and agents in the EU. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU. See “Our business is subject to comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition” under “Risk Factors.”

In various countries, such as certain Member States in the EU and Australia, merchants are permitted by law to surcharge card purchases. In addition, the laws of a number of states in the United States that prohibit surcharging have been overturned and certain states have passed or are considering laws to permit surcharging by merchants. Effective October 6, 2022, merchants in Canada (other than in Quebec) are now permitted to surcharge credit card purchases up to a maximum of 2.4 percent as a result of a litigation settlement with Visa and Mastercard. Surcharging is an adverse customer experience and could have a material adverse effect on us, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business. In addition, other steering or differential acceptance practices that are permitted by regulation in some jurisdictions could also have a material adverse effect on us. See “Surcharging or steering by merchants could materially adversely affect our business and results of operations” under “Risk Factors.”
In some countries, governments have established regulatory regimes that require international card networks to be locally licensed and/or to localize aspects of their operations. For example, the Reserve Bank of India, which has broad power under the Payment and Settlement Systems Act, 2007 to regulate the membership and operations of card networks, issued a mandate requiring payment systems operators in India to store certain payments data locally. In 2021, it imposed restrictions on American Express Banking Corp. from engaging in certain card issuing activities in India, which were lifted in August 2022 following significant investment in technology, infrastructure and resources to comply with the regulation. The development and enforcement of these and other similar laws, regulations and policies may adversely affect our ability to compete effectively and maintain and extend our global network.
Privacy, Data Protection, Data Governance, Information and Cyber Security
Regulatory and legislative activity in the areas of privacy, data protection, data governance and information and cyber security continues to increase worldwide. We have established, and continue to maintain, policies and a governance framework to comply with applicable privacy, data protection, data governance and information and cyber security laws and requirements, meet evolving customer and industry expectations and support and enable business innovation and growth.
Our regulators are increasingly focused on ensuring that our privacy, data protection, data governance and cyber security-related policies and practices are adequate to inform customers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to appropriately safeguard their personal information and account access. Regulators are also focused on data management, resiliency and business continuity, and third-party risk management policies and practices.
In the United States, certain of our businesses are subject to the privacy, disclosure and safeguarding provisions of the Gramm-Leach-Bliley Act (GLBA) and its implementing regulations and guidance. Among other things, GLBA imposes certain limitations on our ability to share consumers’ nonpublic personal information with nonaffiliated third parties and requires us to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the size and complexity of our business, the nature and scope of our activities and the sensitivity of customer information that we process. We have also expanded privacy rights to California residents who are not covered by GLBA, pursuant to the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020. Various regulators, U.S. states and territories are considering similar requirements or have adopted laws, rules and regulations pertaining to privacy and/or information and cyber security that may be more stringent and/or expansive than federal requirements.
We are also subject to certain privacy, data protection, data governance and information and cyber security laws in other countries in which we operate (including countries in the EU, Australia, Canada, China, Japan, Hong Kong, India, Indonesia, Mexico, Singapore, Thailand and the United Kingdom), some of which are more stringent and/or expansive than those in the United States and some of which may conflict with each other. Some countries and the EU have instituted or are considering instituting requirements that make it onerous to transfer personal data to other jurisdictions. Other countries may require in-country data processing and/or in-country storage of data. Compliance with such laws results in higher technology, administrative and other costs for us, could limit our ability to optimize the use of our closed-loop data, and could require use of local technology services. Some of these laws also require us to provide foreign governments and other third parties broader access to our data and intellectual property. Data breach and operational outage notification laws or regulatory activities to encourage such notifications and regulatory activity and laws around resiliency, business continuity and third-party risk management are also becoming more prevalent in jurisdictions outside the United States in which we operate.

In Europe, the EU General Data Protection Regulation (GDPR) imposes legal and compliance obligations on companies that process personal data of individuals in the EU, irrespective of the geographical location of the company, with the potential for significant fines for non-compliance (up to 4 percent of total annual worldwide revenue). The GDPR includes, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to affected individuals and supervisory authorities. The UK GDPR mirrors the compliance requirements and fine structure of the GDPR. In October 2022, an Executive Order was signed that, together with regulations issued by the U.S. Department of Justice, would implement a new data privacy framework for cross border transfers of EU personal data to the United States.
Anti-Money Laundering, Countering the Financing of Terrorism, Economic Sanctions and Anti-Corruption Compliance
We are subject to significant supervision and regulation, and an increasingly stringent enforcement environment, with respect to compliance with anti-money laundering (AML), countering the financing of terrorism (CFT), sanctions and anti-corruption laws and regulations. Failure to maintain and implement adequate programs and policies and procedures for AML/CFT, sanctions and anti-corruption compliance could have material financial, legal and reputational consequences.
Anti-Money Laundering and Countering the Financing of Terrorism
We are subject to a significant number of AML/CFT laws and regulations globally.
In the United States, the majority of AML/CFT requirements are derived from the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the Bank Secrecy Act), as amended by the USA PATRIOT Act of 2001 (the Patriot Act). The Anti-Money Laundering Act of 2020 (the AMLA), enacted in January 2021, amended the Bank Secrecy Act and is intended to comprehensively reform and modernize U.S. AML/CFT laws. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, the effects of which are not known at this time.
In Europe, AML/CFT requirements are largely the result of countries transposing the 5th and 6th EU Anti-Money Laundering Directives (and preceding EU Anti-Money Laundering Directives) into local laws and regulations. Numerous other countries, such as Argentina, Australia, Canada, India, Mexico, New Zealand and Russia, have also enacted or proposed new or enhanced AML/CFT legislation and regulations applicable to American Express.
Among other things, these laws and regulations require us to establish AML/CFT programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements. Our AML/CFT programs have become the subject of heightened scrutiny in some countries, including certain Member States in the EU. Any errors, failures or delays in complying with AML/CFT laws, perceived deficiencies in our AML/CFT programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activity can give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities, or other enforcement actions.
Economic Sanctions
National governments and international bodies, such as the United Nations and the EU, have imposed economic sanctions against individuals, entities, vessels, governments and countries that endanger their interests or violate international norms of behavior. Sanctions have been used to advance a range of foreign policy goals, including conflict resolution, counterterrorism, counternarcotics and promotion of democracy and human rights, among other national and international interests. Failure to comply with such requirements could subject us to serious legal and reputational consequences, including criminal penalties.

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. The United States prohibits U.S. persons from engaging with individuals and entities identified as “Specially Designated Nationals,” such as terrorists and narcotics traffickers, without a license or other authorization. These prohibitions are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). OFAC regulations prohibit U.S. persons from engaging in financial transactions with or relating to a targeted individual, entity, vessel, government or country, require the blocking of assets in which the individual, entity, vessel, government or country has an interest, and prohibit transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons) to such individual, entity, vessel, government or country. Blocked assets (e.g., property or bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.
We maintain a global sanctions compliance program designed to meet the requirements of applicable sanctions regimes.
Anti-Corruption
We are subject to complex anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the FCPA), the UK Bribery Act and other laws that prohibit the making or offering of improper payments. The FCPA makes it illegal to corruptly offer or provide anything of value to foreign government officials, political parties or political party officials for the purpose of obtaining or retaining business or an improper advantage. The FCPA also requires us to strictly comply with certain accounting and internal controls standards. The UK Bribery Act also prohibits commercial bribery and the receipt of a bribe, and makes it a corporate offense to fail to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. Failure by us or our colleagues, contractors or agents to comply with the FCPA, the UK Bribery Act and other similar laws can expose us and/or individual colleagues to investigation, prosecution and potentially severe criminal and civil penalties.
Compensation Practices
Our compensation practices are subject to oversight by the Federal Reserve and the OCC. The federal banking regulators’ guidance on sound incentive compensation practices sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage imprudent risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should (1) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks, (2) be compatible with effective internal controls and risk management and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in our compensation practices that are identified by the banking regulators in connection with their review of our compensation practices may be incorporated into our supervisory ratings, which can affect our ability to make acquisitions or perform other actions. Enforcement actions may be taken against us if our incentive compensation arrangements or related risk-management control or governance processes are determined to pose a risk to our safety and soundness, and we have not taken prompt and effective measures to correct the deficiencies.
The Dodd-Frank Act requires U.S. financial regulators, including the Federal Reserve and the Securities and Exchange Commission (SEC), to adopt rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets. In 2016, the federal banking regulators, the SEC, the Federal Housing Finance Agency and the National Credit Union Administration proposed revised rules on incentive-based compensation practices, which have not yet been finalized. If these or other regulations are adopted in a form similar to what has been proposed, they will impose limitations on the manner in which we may structure compensation for our colleagues, which could adversely affect our ability to hire, retain and motivate key colleagues.
In October 2022, the SEC adopted a new rule directing national securities exchanges to require policies mandating, in the case of a restatement of previously issued financial statements, the recovery of excess incentive-based compensation paid to current or former executive officers and requiring listed issuers to disclose any recovery analysis where recovery is triggered by any such restatement.

ADDITIONAL INFORMATION
We maintain an Investor Relations website at http://ir.americanexpress.com. We make available free of charge, on or through this website, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC.
In addition, we routinely post financial and other information, some of which could be material to investors, on our Investor Relations website. Information regarding our corporate sustainability initiatives, including our Environmental, Social and Governance reports, are available on the Corporate Sustainability section of our website at http://about.americanexpress.com/corporate-sustainability.
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
Strategic, Business and Competitive Risks
Business and economic conditions are a major driver of our results of operations and difficult conditions in the business and economic environment may materially adversely affect our business.
We offer a broad array of products and services to consumers, small businesses, mid-sized companies and large corporations and thus are very dependent upon the level of consumer and business activity and the demand for payment and financing products. Slow economic growth, economic contraction or shifts in broader consumer and business trends significantly impact customer behaviors, including spending on our cards, the ability and willingness of Card Members to borrow and pay amounts owed to us, and demand for fee-based products and services.
Factors such as consumer spending and confidence, household income and housing prices, unemployment rates, business investment and inventory levels, bankruptcies, geopolitical instability (including the ongoing military conflict in Ukraine), public policy decisions, government spending, international trade relationships, interest rates, taxes, inflation and deflation (including the effects of related governmental responses), energy costs, availability of capital and credit and the continuing impacts of the COVID-19 pandemic all affect the economic environment and, ultimately, our profitability. Recently, levels of inflation have been significantly elevated. Sustained periods of high inflation may, among other things, increase certain of our expenses and erode consumer purchasing power, confidence and spending. An economic downturn or recession may result in higher unemployment and lower household income, consumer spending, corporate earnings and business investment, which may negatively impact spending on our cards and demand for our products, and increase delinquencies and write-off rates.
Travel and entertainment (T&E) expenditures, which comprised approximately 25 percent of our worldwide billed business during 2022, for example, are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Likewise, spending by small business and corporate clients, which comprised approximately 45 percent of our worldwide billed business during 2022, depends in part on the economic environment and a favorable climate for continued business investment and new business formation. Increases in delinquencies and write-off rates as a result of increases in bankruptcies, unemployment rates, changes in customer behaviors or otherwise could also have a material adverse effect on our results of operations. The consequences of negative circumstances impacting us or the economic environment generally can be sudden and severe and can impact customer types and geographies in which we operate in very different ways.
Our business is subject to the effects of geopolitical conditions, weather, natural disasters and other catastrophic events.
Geopolitical conditions, terrorist attacks, natural disasters, severe weather, widespread health emergencies or pandemics, information or cyber security incidents (including intrusion into or degradation or unavailability of systems or technology by cyberattacks), operational incidents, and other catastrophic events can have a material adverse effect on our business. Political and social conditions, including actions aimed at upending geopolitical stability, fiscal and monetary policies (including developments related to the U.S. federal debt ceiling), trade wars and tariffs, labor shortages, prolonged or recurring government shutdowns, regional or domestic hostilities, economic sanctions and the prospect or occurrence of more widespread conflicts could also negatively affect our business, operations and partners, consumer and business spending, including travel patterns and business investment, and demand for credit. Because we derive a portion of our revenues from travel-related spending, our business is sensitive to safety concerns related to travel and tourism, limitations on travel and mobility and health-related risks. In addition, disruptions in air travel and other forms of travel can result in the payment of claims under travel protection products we offer.
The COVID-19 pandemic had, and continues to have, widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and consumer and business spending. The pandemic and resulting containment measures adversely impacted a significant portion of our network volumes. The global macroeconomic outlook continues to remain uncertain due to a variety of factors, including the emergence of new variants, impacts to the labor market, supply chain disruptions and inflation, and the impacts of the pandemic may continue even as the pandemic subsides. The extent to which our business and results of operations could continue to be adversely affected by the lingering impacts of the pandemic will depend on numerous evolving factors and future developments, including the continued spread and severity of the virus and new variants; the imposition or concern relating to the possible imposition of further containment measures; the availability, distribution, use and effectiveness of treatments and vaccines; the extent and duration of the effect on the economy, inflation, consumer confidence and consumer and business spending; the impact on consumers and businesses as forbearance and government support programs end; the continued stress on businesses due to operational changes and staffing issues; and the extent of the continued resumption of normal operating conditions and customer behaviors.

Following the Russian invasion of Ukraine, we announced that we suspended all business operations in Russia and Belarus and this conflict has led to economic uncertainty and market disruptions, including heightened energy prices, and the imposition of financial and economic sanctions and export controls designed to constrain Russia. The broader consequences of this conflict remain uncertain, but may include further sanctions, regional instability and geopolitical shifts, increased prevalence and sophistication of cyberattacks, potential retaliatory action by customers or the Russian government against companies such as us, heightened regulatory scrutiny related to sanctions compliance, increased inflation, further increases or fluctuations in commodity and energy prices, decreases in global travel, further disruptions to the global supply chain and the availability of certain natural resources and other adverse effects on macroeconomic conditions.
Hurricanes and other natural disasters have impacted spending and credit performance in the areas affected. Other disasters or catastrophic events in the future, and the impact of such events on certain industries or the overall economy, could have a negative effect on our business, results of operations and infrastructure, including our technology and systems. Climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events. Card Members in California, New York, Florida, Texas, Georgia and New Jersey account for a significant portion of U.S. consumer and small business billed business and Card Member loans, and our results of operations could be impacted by events or conditions that disproportionately or specifically affect one or more of those states.
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
Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have and may offer richer value propositions or a wider range of programs and services than we offer or may use more effective strategies to acquire and retain more customers, capture a greater share of spending and borrowings, develop more attractive cobrand card and other partner programs and maintain greater merchant acceptance than we have. Government actions or initiatives may also provide competitors with increased opportunities to derive competitive advantages and may create new competitors, including in some cases a government entity. We may not be able to compete effectively against these threats or respond or adapt to changes in consumer spending and borrowing habits as effectively as our competitors. Costs such as Card Member rewards and Card Member services expenses could continue to increase as we evolve our value propositions, including in response to increased competition.
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
The competitive value of our closed-loop data and demand for our products and services may also be diminished as traditional and non-traditional competitors use other, new data sources and technologies to derive similar insights and by certain regulations, such as open banking initiatives, which may result in disintermediating existing financial services providers, steering customers away from our products and services or decreasing our attractiveness to partners.
To the extent we expand into, or further grow in, new business areas and new geographic regions, such as mainland China, we will face competitors with more experience and more established relationships with relevant customers, regulators and industry participants, which could adversely affect our ability to compete. Laws and business practices that favor local competitors, require card transactions to be routed over domestic networks or prohibit or limit foreign ownership of certain businesses could limit our growth in international regions. We may face additional compliance and regulatory risks to the extent that we expand into new business areas, and we may need to dedicate more expense, time and resources to comply with regulatory requirements than our competitors, particularly those that are not regulated financial institutions.

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
Competition for relationships with key business partners is very intense and there can be no assurance we will be able to grow or maintain these partner relationships or that they will remain as profitable or valued by our customers. Establishing and retaining attractive cobrand card partnerships is particularly competitive among card issuers and networks as these partnerships typically appeal to high-spending loyal customers. All of our cobrand portfolios in the aggregate accounted for approximately 18 percent of our worldwide network volumes for the year ended December 31, 2022. Card Member loans related to our cobrand portfolios accounted for approximately 36 percent of our worldwide Card Member loans as of December 31, 2022.
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
Similarly, we are exposed to risk from bankruptcies, liquidations, insolvencies, financial distress, restructurings, consolidations, operational outages, cyber security incidents and other similar events that may occur in any industry representing a significant portion of our network volumes, which could negatively impact particular card products and services (and volumes generally) and our financial condition and results of operations. We have previously and may in the future pre-purchase loyalty points from certain of our cobrand partners, the value of which may diminish to the extent such partners cease operations or such points become less desirable to our customers. We could also be materially impacted if we were obligated or elected to reimburse Card Members for products and services purchased from merchants that have ceased operations or stopped accepting our cards. For example, we are exposed to credit risk in the airline industry to the extent we protect Card Members against non-delivery of purchases, such as where we have remitted payment to an airline for a Card Member purchase of tickets that have not yet been used or “flown.” If we are unable to collect the amount from the airline, we may bear the loss for the amount credited to the Card Member. At December 31, 2022, our best estimate of the maximum amount of billed business for purchases that had yet to be delivered by, or could be charged back to, merchants was $31.1 billion. This amount assumes all such merchants worldwide cease operations and thus are no longer available to deliver such purchases or to accept such chargebacks, and that all such billed business results in claims-in-full by Card Members. Such a maximum amount has not been indicative of our actual loss exposure in the past and we have not experienced significant losses related to these exposures to date; however, our historical experience may not be representative in the current environment given the current global economic, financial and geopolitical conditions. See Note 12 to the “Consolidated Financial Statements” for additional information regarding this exposure.
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
Our average merchant discount rate has been impacted by regulatory changes affecting competitor pricing in certain international countries and may in the future be impacted by pricing regulation. We have also experienced erosion of our average merchant discount rate as we increase merchant acceptance. We may not be successful in significantly expanding merchant acceptance or offsetting rate erosion with volumes at new merchants. In addition, the regulatory environment and differentiated payment models and technologies from non-traditional players in the alternative payments space could pose challenges to our traditional payment model and adversely impact our average merchant discount rate. Some merchants, including large tech companies and other large merchants, continue to invest in their own payment and financing solutions, such as proprietary-branded mobile wallets, using both traditional and new technology platforms. If merchants are able to drive broad consumer adoption and usage, it could adversely impact our average merchant discount rate and network and loan volumes.
A continuing priority of ours is to drive greater and differentiated value to our merchants that, if not successful, could negatively impact our discount revenue and financial results. We may not succeed in maintaining merchant discount rates or offsetting the impact of declining merchant discount rates, for the reasons discussed above and others, which could materially and adversely affect our revenues and profitability, and therefore our ability to invest in innovation and in value-added services for merchants, business partners and Card Members.
Surcharging or steering by merchants could materially adversely affect our business and results of operations.
In certain countries, such as Australia and certain Member States in the EU, and in certain states in the United States, merchants are expressly permitted by law to surcharge certain card purchases and, as a result of a litigation settlement, surcharging of credit card purchases is permitted by merchants in certain jurisdictions in Canada. In jurisdictions allowing surcharging, we have seen merchant surcharging on American Express cards in certain merchant categories, and in some cases, either the surcharge is greater than that applied to Visa and Mastercard cards or Visa and Mastercard cards are not surcharged at all (practices that are known as differential surcharging), even though there are many cards issued on competing networks that have an equal or greater cost of acceptance for the merchant.

We also encounter merchants that accept our cards, but tell their customers that they prefer to accept another type of payment or otherwise seek to suppress use of our cards or certain of our cards, which could become more prevalent with the existence of debit cards on the American Express network. Our Card Members value the ability to use their cards where and when they want to, and we, therefore, take steps to meet our Card Members’ expectations and to protect the American Express brand by prohibiting discrimination through provisions in our merchant contracts, including non-discrimination and honor-all-cards provisions, subject to local legal requirements. We have increasingly relied on merchant acquirers, aggregators and processors to manage certain aspects of our merchant relationships. When we work with such third parties, we are dependent on them to promote and support the acceptance and usage of our cards, but they may have business interests, strategies or goals that are inconsistent with ours.
New products, such as debit cards on the American Express network, could fail to gain market acceptance and American Express cards could become less desirable to consumers and businesses generally due to surcharging, steering or other forms of discrimination, which could result in a decrease in cards-in-force, coverage and transaction volumes. The impact could vary depending on such factors as: the industry or manner in which a surcharge is levied; how Card Members are surcharged or steered to other card products or payment forms at the point of sale; the ease and speed of implementation for merchants, merchant acquirers, aggregators, processors or other merchant service providers, including as a result of new or emerging technologies; the size and recurrence of the underlying charges; and whether and to what extent these actions are applied to other forms of payment, including whether it varies depending on the type of card (e.g., credit or debit), product, network, acquirer or issuer. Discrimination against American Express cards could have a material adverse effect on our business, financial condition and results of operations, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business.
We may not be successful in our efforts to promote card usage, including through marketing and promotion, merchant acceptance and Card Member rewards and services, or to effectively control the costs of such investments, both of which may materially impact our profitability.
Revenue growth is dependent on increasing consumer and business spending on our cards, growing loan balances and increasing fee revenue. We have been investing in a number of growth initiatives, including to attract new Card Members, retain existing Card Members and capture a greater share of customers’ total spending and borrowings. There can be no assurance that our investments will continue to be effective, particularly as consumer and business behaviors continue to change. In addition, if we develop new products or offers that attract customers looking for short-term incentives rather than incentivize long-term loyalty, Card Member attrition and costs could increase. Increasing spending on our cards also depends on our continued expansion of merchant acceptance of our cards. If we are unable to continue growing merchant acceptance and perceptions of coverage or merchants decide to no longer accept American Express cards, our business could suffer. Expanding our service offerings, adding customer acquisition channels and forming new partnerships or renewing current partnerships could have higher costs than our current arrangements, fail to resonate with customers, adversely impact our average discount rate or dilute our brand.
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
We may not be able to cost-effectively manage and expand Card Member benefits, including containing the growth of marketing, promotion, rewards and Card Member services expenses in the future. If such expenses increase beyond our expectations, we will need to find ways to offset the financial impact by increasing other areas of revenues such as fee-based revenues, decreasing operating expenses or other investments in our business, or both. We may not succeed in doing so, particularly in the current competitive and regulatory environment. In addition, increased costs as a result of inflation, colleague retention and recruitment, supply chain issues and shortages of materials such as chips for our cards may require that we reduce investments in other areas.
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
Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of or controversy related to a third-party service provider, business partner, merchant acquirer or network partner may be attributed by Card Members and merchants to us, thus damaging our reputation and brand value. Our brand may also be negatively impacted by acceptance of American Express cards by merchants in certain industries, when American Express cards are used for payment for legal, but controversial, products and services or any government inquiries or legislative scrutiny related to card acceptance or usage. The lack of acceptance, suppression of card usage or surcharging by merchants can also negatively impact perceptions of our brand and our products, lower overall transaction volume and increase the attractiveness of other payment products or systems. Adverse developments with respect to our industry, including the creation and implementation of new merchant categories codes, may also negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a corporation with headquarters and operations located in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our business volumes, revenues and profitability.
We publicly share certain information about our ESG initiatives. We may face increased scrutiny related to these activities from governments, regulators, the media, investors, colleagues, customers and other stakeholders, including from parties that oppose ESG initiatives. Responding to ESG considerations and the implementation of our ESG goals and initiatives involves risk and uncertainties, requires investments and depends in part on third-party performance or data that is outside of our control. There can be no assurance that we will achieve our ESG goals and initiatives or that any such achievements will have the desired results. Our failure to achieve progress in these areas on a timely basis, if at all, could impact our reputation, colleague retention and public perceptions of our business.
A major information or cyber security incident or an increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our products and services.
We and third parties collect, process, transfer, host, store, analyze, retain, provide access to and dispose of account information, payment transaction information, and certain types of personally identifiable and other information pertaining to our customers and colleagues in connection with our cards and other products and in the normal course of our business.
Global financial institutions like us, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. These threats can arise from external parties, as well as insiders who knowingly or unknowingly engage in or enable malicious cyber activities. There are a number of motivations for cyber threat actors, including criminal activities such as fraud, identity theft and ransom, corporate or nation-state espionage, political agendas, public embarrassment with the intent to cause financial or reputational harm, intent to disrupt information technology systems and supply chains, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Cyber threats, including attacks from state sponsored or nation-state actors, can increase during periods of diplomatic or armed conflict, such as the ongoing conflict in Ukraine.
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
Despite our efforts and the efforts of third parties that process, transmit or store our data and data of our customers and colleagues or support our operations, such as service providers, merchants and regulators, the possibility of information, operational and cyber security incidents, malicious social engineering, corporate espionage, fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices and communications platforms that are outside of our network and control environments. For example, we are aware that certain of our third-party vendors have been the victims of ransomware and other cyberattacks, in some instances affecting our data or the services they provide to us. In addition, new products and services, such as checking accounts and non-card lending, may lead to an increase in the number or types of cyber attacks and our exposure to fraud and other malfeasance. Risks associated with such incidents and activities include theft of funds and other monetary loss, disruption of our operations and the unauthorized disclosure, release, gathering, monitoring, misuse, modification, loss or destruction of confidential, proprietary, trade secret or other information (including account data information). An incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Our ability to address incidents may also depend on the timing and nature of assistance that may be provided from relevant governmental or law enforcement agencies.
Information, operational or cyber security incidents, fraudulent activity and other actual or perceived failures to maintain confidentiality, integrity, availability of services, privacy and/or security has led to increased regulatory scrutiny and may lead to regulatory investigations and intervention (such as mandatory card reissuance), consent decrees, increased litigation (including class action litigation), response costs (including notification and remediation costs), fines, negative assessments of us and our subsidiaries by banking regulators and rating agencies, reputational and financial damage to our brand, negative impacts to our partner relationships, and reduced usage of our products and services, all of which could have a material adverse impact on our business. The disclosure of sensitive company information could also undermine our competitive advantage and divert management attention and resources.
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
Our information technology systems and those of our third parties upon which we rely, including our transaction authorization, clearing and settlement systems, and data centers, have experienced in limited instances and may continue to experience service disruptions or degradation, which may result from technology malfunction, sudden increases in processing or other volumes, natural disasters and weather events, fires, accidents, technology change management issues, power outages, internet outages, telecommunications failures, fraud, denial-of-service, ransomware and other cyberattacks, inadequate infrastructure in lesser-developed markets, technology capacity management issues, terrorism, computer viruses, vulnerabilities in hardware or software, physical or electronic break-ins, or similar events. Service disruptions or degradations can prevent access to our online services and account information, compromise or limit access to company or customer data, impede or prevent transaction processing and financial reporting, disrupt ordinary business operations, result in contractual penalties or obligations, trigger regulatory reporting obligations, and lead to regulatory investigations and fines, increased regulatory oversight, and litigation (including class action litigation). Any such service disruption or degradation could adversely affect the perception of the reliability of our products and services and materially adversely affect our overall business, reputation and results of operations.
We rely on third-party providers for acquiring and servicing customers, technology, platforms and other services integral to the operations of our businesses. These third parties may act in ways that could materially harm our business.
We rely on third-party service providers, cobrand partners, merchants, affiliate marketing firms, processors, aggregators, network partners and other third parties for services that are integral to our operations and are subject to the risk that activities of such third parties may adversely affect our business. As outsourcing, specialization of functions, third-party digital services and technology innovation within the payments industry increase (including with respect to mobile technologies, tokenization, big data, artificial intelligence and cloud-based solutions), more third parties are involved in processing card transactions, handling our data and supporting our operations. For example, we rely on third parties for the timely transmission of accurate information across our global network, card acquisition and provision of services to our customers.
We have experienced in certain limited circumstances and may continue to experience disruptions or other events at our third parties or our third parties' service providers, including their failure to fulfill their obligations and the information, cyber security and operational incidents described above. Such disruptions could interrupt or compromise the quality of our services to customers, impact the confidentiality, integrity, availability and security of our data, lead to fraudulent transactions on our cards or other products, impact our business, cause brand or reputational damage, and lead to costs associated with responding to such a disruption, including notification and remediation costs, costs to switch vendors or move operations in house, regulatory investigations and fines and increased regulatory oversight and litigation. Third parties could also cease providing data to us or use our data in a way that was not authorized or diminishes the value of our closed loop.

The management and oversight of multiple third parties increases our operational complexity and governance challenges and decreases our control. A failure to exercise adequate oversight over third parties, including compliance with service level agreements or regulatory or legal requirements, could result in regulatory actions, fines, litigation, sanctions or economic and reputational harm to us. In addition, we may not be able to effectively monitor or mitigate operational risks relating to our third-party providers' service providers. We are also exposed to the risk that a service disruption at a service provider common to our third parties could impede their ability to provide services to us. Notwithstanding any attempts to diversify our reliance on third parties, in certain cases there may be limited alternatives or high costs for diversification, and we also may not be able to effectively mitigate operational risks relating to the service providers of our third-party providers.
If we are not able to invest successfully in, and compete at the leading edge of, technological developments and new products and services across all our businesses, our revenue and profitability could be materially adversely affected.
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
Our ability to adopt new technologies may be inhibited by the emergence of industry-wide standards, a changing legislative and regulatory environment, an inability to develop appropriate governance and controls, a lack of internal product and engineering expertise, resistance to change from Card Members or merchants, lack of appropriate change management processes or the complexity of our systems. In addition, our adoption of new technologies and our introduction of new products and services may expose us to new or enhanced risks, particularly in areas where we have less experience or our existing governance and control systems may be insufficient, which could require us to make substantial expenditures or subject us to legal liability and brand or reputational harm.
We may not be successful in realizing the benefits associated with our acquisitions, strategic alliances, joint ventures and investment activity, and our business and reputation could be materially adversely affected.
We have acquired a number of businesses and have made a number of strategic investments, and continue to evaluate potential transactions. There is no assurance that we will be able to successfully identify suitable candidates, value potential investment or acquisition opportunities accurately, negotiate acceptable terms for those opportunities, or complete proposed acquisitions and investments. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures, including in integrating systems and personnel or further developing the acquired business or technology, result in unanticipated liabilities, including legal claims, violations of laws, commercial disputes and information security vulnerabilities or breaches (including from not integrating the acquired company, business or technology quickly or appropriately, from activities that occurred prior to the acquisition, and from exposure to third party relationships of the acquired company or business or new laws and regulations), and harm our business generally. It may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could materially adversely affect our business and operating results, including as a result of write-downs of goodwill and other intangible assets.
Joint ventures, including our joint venture in China, and minority investments in companies such as GBTG inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment, including as a result of being subject to different laws or regulations. Joint ventures and other partnerships or minority investments operating in foreign jurisdictions may also face risks from adverse regulatory actions, which could adversely affect their operations or our investment. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours and we have been and may in the future be involved in litigation with our joint venture partners and other shareholders and parties related to the joint ventures and investments. During the second quarter of 2022, GBTG became a publicly traded company following the completion of a business combination between American Express Global Business Travel and Apollo Strategic Growth Capital. We have extensive commercial arrangements with GBTG, including, among other things, a long-term trademark license agreement pursuant to which GBTG uses the American Express brand, GBTG's support of our partnerships, GBTG negotiations with travel suppliers on our behalf and a strategic relationship between GBTG and our Commercial Services business. Business decisions or other actions or omissions of a joint venture partner, other shareholders or management of our joint ventures and companies in which we have minority investments may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation and brand. In addition, trade secrets and other proprietary information we may provide to a joint venture may become available to third parties beyond our control. The ability to enforce intellectual property and contractual rights to prevent disclosure of our trade secrets and other proprietary information may be limited in certain jurisdictions.
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
Our success is dependent on maintaining a culture of integrity and respect, the resilience of our colleagues through changes in the working environment, and upon our executive officers and other key personnel, and misconduct by or loss of personnel could materially adversely affect our business.
We rely upon our personnel not only for business success, but also to act with integrity and promote a culture of respect. To the extent our colleagues behave in a manner that does not comport with our company’s values, the consequences to our brand and reputation could be severe and could negatively affect our financial condition and results of operations. Our colleagues have had to adapt to rapidly changing conditions during the pandemic and the related return to office arrangements, and if we are unable to continue addressing the safety, health and productivity of our colleagues, as well as their expectations regarding workplace flexibility, our business could suffer. The changing nature of the office environment, such as return to office arrangements and the prevalence of remote and hybrid working, may result in increased costs and present operational and workplace culture challenges that may also adversely affect our business.
The market for qualified individuals with diverse perspectives and reflecting the diversity of our communities is highly competitive, with elevated levels of turnover in recent years, and we may not be able to attract and retain such individuals. We have and may continue to experience increased costs related to compensation and other benefits necessary to attract and retain qualified personnel. Changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations or other changes in the legal or regulatory environment can also impair our ability to attract and retain qualified personnel, or to employ colleagues in the location(s) of our choice. Our compensation practices are subject to review and oversight by the Federal Reserve and the compensation practices of AENB are subject to review and oversight by the OCC. This regulatory review and oversight could further affect our ability to attract and retain our executive officers and other key personnel. Our inability to attract and retain highly skilled, motivated and diverse personnel could materially adversely affect our business and our culture.
Our operations, business, customers and partners could be materially adversely affected by climate change.
There are increasing and rapidly evolving concerns over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters. Such events and disasters could disrupt our operations or the operations of customers or third parties on which we rely and could result in market volatility or negatively impact our customers’ spending behaviors or ability to pay outstanding loans. Additionally, we may face risks related to the transition to a low-carbon economy. Changes in consumer preferences, travel patterns and legal requirements could increase expenses or otherwise adversely impact our business, our customers and partners. We and other parties in our value chain are expected to be subject to additional climate and other environmental-related obligations arising from legislation and regulation in the United States and abroad. For example, banking regulators and other governmental authorities and stakeholders are increasingly focused on the issue of climate risk at financial institutions, and several of the U.S. federal bank regulatory agencies have issued proposals for principles designed to provide a framework for the management of climate-related risks. Disclosure of additional climate-related information by companies has also begun to be mandated by legislation and regulators, even as the availability and quality of such information remains limited. We could also be required to change our business and management practices and experience increased expenses resulting from strategic planning, litigation and changes to our technology, operations, products and services, as well as reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced stakeholder confidence, due to our response to climate change and our efforts relating to the Advancing Climate Solutions pillar of our ESG strategy. Our risk management framework may not be effective in identifying, measuring and controlling our exposure to climate-related risks, particularly given that the timing, nature and severity of the impacts of climate change may not be predictable.
Legal, Regulatory and Compliance Risks
Our business is subject to comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition.
We are subject to comprehensive government regulation and supervision in jurisdictions around the world, which significantly affects our business and requires continual enhancement of our compliance efforts. Supervision efforts and the enforcement of existing laws and regulations impact the scope and profitability of our existing business activities, limit our ability to pursue certain business opportunities and adopt new technologies, compromise our competitive position, and affect our relationships with Card Members, partners, merchants, service providers and other third parties. New laws or regulations could similarly affect our business, increase our costs of doing business, impact what we are able to charge for, or offer in connection with, our products and services, impose conflicting obligations, and require us to change certain of our business practices and invest significant management attention and resources, all of which could adversely affect our results of operations and financial condition. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the financial services industry. Consequently, a development in one country, state or region may influence regulatory approaches in another.
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
Legislators and regulators continue to focus on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa and Mastercard, network routing practices and the fees merchants are charged to accept cards. Even where we are not directly regulated, regulation of bankcard fees significantly negatively impacts the discount revenue derived from our business, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend, or may extend, to certain aspects of our business, such as network and cobrand arrangements, new products or services we may offer, or the terms of card acceptance for merchants, including terms relating to non-discrimination and honor-all-cards. For example, we have exited our network businesses in the EU and Australia as a result of regulation in those jurisdictions. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of payments legislation might apply when we work with cobrand partners and agents in the EU. In a ruling issued on February 7, 2018, the EU Court of Justice confirmed the validity of the application of the fee caps and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although the ruling provided only limited guidance as to when or how the provisions might apply in such circumstances and remains subject to differing interpretations by regulators and participants in cobrand arrangements. As a result, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU.
We are subject to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act and the AMLA, with regard to maintaining effective AML/CFT programs. Similar AML/CFT requirements apply under the laws of most jurisdictions where we operate. As regulators increase their focus in this area, new technologies such as digital currencies develop and we introduce new products like checking accounts, we face increased costs related to oversight, supervision and potential fines. Our AML/CFT programs have become the subject of heightened scrutiny in some countries, including certain Member States in the EU. Any errors, failures or delays in complying with AML/CFT laws, perceived deficiencies in our AML/CFT programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activities can give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities, or other enforcement actions, and our reputation may suffer due to our customers’ association with certain countries, persons or entities or the existence of any such transactions.
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
At any given time, we are involved in a number of legal proceedings, including class action lawsuits. Many of these actions have included claims for substantial compensatory or punitive damages. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future, including as a result of possible regulation that would require that our consumer arbitration clause not apply to cases filed in court as class actions, and claims of the type we previously arbitrated could be subject to the complexities, risks and costs associated with class action cases. The continued focus of merchants on issues relating to the acceptance of various forms of payment may lead to additional litigation and other legal actions. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur from litigation.
We are also involved at any given time with governmental and regulatory inquiries, investigations and proceedings. Regulatory action could subject us to significant fines, penalties or other requirements resulting in Card Member reimbursements, increased expenses, limitations or conditions on our business activities, and damage to our reputation and our brand, all of which could adversely affect our results of operations and financial condition. We expect that financial institutions, such as us, will continue to face significant regulatory scrutiny, with regulators taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, among other limitations, that could adversely affect our business. In addition, a violation of law or regulation by another financial institution could give rise to an investigation by regulators and other governmental agencies of the same or similar practices by us. Further, a single event may give rise to numerous and overlapping investigations and proceedings. External publicity concerning investigations can increase the scope and scale of investigations and lead to further regulatory inquiries. For example, as previously disclosed, in May 2020, we began responding to a review by the OCC and the Department of Justice (DOJ) Civil Division regarding historical sales practices relating to sales to small business customers in the United States. In January 2021, we received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York (EDNY) regarding these sales practices issues, as well as a Civil Investigative Demand from the CFPB pertaining to its investigation into sales practices related to consumers. In January 2023, the CFPB notified us that its investigation was completed and that it does not intend to recommend an enforcement action be taken against us at this time. The OCC, DOJ and EDNY reviews and investigations are ongoing and could result in enforcement actions or other regulatory proceedings against us seeking fines or other remedial actions. We are cooperating with all inquiries. We continue to review and enhance our processes and controls related to our sales practices and business conduct generally, take disciplinary and remedial actions where appropriate, and provide information regarding our reviews to our regulators, including the Federal Reserve.
We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions, such as a renewed focus on fair lending laws, and actions governmental authorities take in response to those conditions, and in connection with our ESG-related disclosures and initiatives.
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
Failure to meet current or future capital or liquidity requirements could compromise our competitive position and could result in restrictions imposed by the Federal Reserve, or the OCC with respect to AENB, including limiting our ability to pay dividends, repurchase our capital stock, invest in our business, expand our business or engage in acquisitions. Some elements of the capital and liquidity regimes are not yet final and certain developments could significantly impact the requirements applicable to financial institutions. For example, if the 2017 Basel Committee revisions to the standardized approach for credit risk and operational risk capital requirements are adopted in the United States and applicable to us, we are likely to be required to hold significantly more capital. In addition, it may be necessary for us to hold additional capital because of an increase in the SCB requirement based on results from a supervisory stress test.
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
Regulation in the areas of privacy, data protection, data governance, resiliency, data transfer, third party oversight, account access and information and cyber security could increase our costs and affect or limit our business opportunities and how we collect and/or use personal information.
Legislators and regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, data protection, data governance, resiliency, data transfer, third party oversight, account access and information and cyber security laws, including data localization, authentication and notification laws. As such laws are interpreted and applied (in some cases, with significant differences or conflicting requirements across jurisdictions), compliance and technology costs will continue to increase, particularly in the context of ensuring that adequate data governance, data protection, incident management, resiliency, third party management, data transfer, security controls and account access mechanisms are in place.
Compliance with current or future privacy, data protection, data governance, resiliency, data transfer, third party oversight, account access and information and cyber security laws could significantly impact our collection, use, sharing, retention and safeguarding of consumer and/or colleague information and could restrict our ability to fully maximize our closed-loop capability or provide certain products and services or work with certain service providers, which could materially and adversely affect our profitability. Our failure to comply with such laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our cards and damage to our reputation and our brand. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information and cyber security in the United States, the EU and various other countries in which we operate.
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
New tax legislation could be enacted in the countries in which we have operations. For example, new guidelines issued by the Organization for Economic Cooperation and Development (OECD) would impact how multinational enterprises (MNEs) are taxed on their global profits. In particular, the OECD’s guidelines on a global minimum tax of 15 percent could impact the effective tax rate for many MNEs. A number of countries, including the Member States in the EU, have adopted, or plan to adopt, these minimum tax guidelines starting in 2024, which we expect would impact our effective tax rate when the rules become effective. In addition to legislative changes, actions by tax authorities, including an increase in tax audit activity, could have an adverse impact on our tax liabilities.
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
Management of our risks in some cases depends upon the use of analytical and/or forecasting models. Although we have a governance framework for model development and independent model validation, the modeling methodology or key assumptions could be erroneous or the models could be misused. In addition, issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, could result in ineffective or inaccurate model outputs and reports. For example, models based on historical data sets might not be accurate predictors of future outcomes and they may not be able to predict future outcomes. Our models also may not be able to function properly in the current geopolitical and macroeconomic environment given the lack of recent precedent. The CECL methodology requires measurement of expected credit losses for the estimated life of certain financial instruments, not only based on historical experience and current conditions, but also by including forecasts incorporating forward-looking information. If our business decisions or estimates for credit losses are based on incorrect or misused models and assumptions or we fail to manage data inputs effectively and to aggregate or analyze data in an accurate and timely manner, our results of operations and financial condition may be materially adversely affected.
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
We rely principally on the customer’s creditworthiness for repayment of loans or receivables and therefore often have no other recourse for collection. Our ability to assess creditworthiness may be impaired as a result of changes in our underwriting practices or if the criteria or models we use to manage our credit risk prove inaccurate in predicting future losses, which could have a negative impact on our results of operations. This may be exacerbated to the extent information we have historically relied upon to make credit decisions does not accurately portray a customer's creditworthiness, including as a result of the current high rates of inflation and economic slowdown. Further, our pricing strategies, particularly for new lending features and non-card lending products, may not offset the negative impact on profitability caused by increases in delinquencies and losses; thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. Although we make estimates to provide for credit losses in our outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information we use in managing our credit risk may be inaccurate or incomplete.
We have experienced higher delinquency and write-off rates for the year ended December 31, 2022, as compared to the year ended December 31, 2021, and such rates are expected to continue to increase. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for credit losses. Higher write-off rates and the resulting increase in our reserves for credit losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.
Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk or collect amounts owed to us may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, minimum payment regulations and re-age guidance). Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic conditions (particularly in the United States where, for example, U.S. Card Members were responsible for approximately 87 percent of our total Card Member loans outstanding as of December 31, 2022), increases in the level of loan balances, changes in our mix of business or otherwise, could require us to increase our provisions for losses and could have a material adverse effect on our results of operations and financial condition.
Interest rate changes could materially adversely affect our earnings.
Our interest expense was approximately $2.8 billion for the year ended December 31, 2022. If the rate of interest we pay on our borrowings increases more or decreases less than the rate of interest we earn on our loans, our net interest yield, and consequently our net interest income, could decrease. As of December 31, 2022, a hypothetical immediate 100 basis point increase in market interest rates would have a detrimental impact on our annual net interest income of approximately $141 million. We expect the rates we pay on our deposits will change as benchmark interest rates change. For example, the Federal Reserve and other central banks have recently raised interest rates in response to heightened inflationary pressures. In addition, interest rate changes may affect customer behavior, such as impacting the loan balances Card Members carry on their credit cards or their ability to make payments as higher interest rates lead to higher payment requirements, further impacting our results of operations. For a further discussion of our interest rate risk, see “Risk Management ― Market Risk Management Process” under “MD&A.”
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
During 2022, approximately 22 percent of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and accordingly the revenue we generate outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar, which could have a material adverse effect on our results of operations.
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
Market risk includes the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact our financial condition. We have experienced realized and unrealized losses in our Amex Ventures equity investments and may experience further losses in the future. As of December 31, 2022, we held approximately $4.6 billion of investment securities, primarily consisting of debt securities, and equity investments, including certain equity method investments, totaling approximately $2.0 billion. Negative market conditions, changes in valuations or increases in default rates or bankruptcies with respect to these investments, due to economic conditions, business performance or otherwise, could have a material adverse impact on the value of our investments, potentially resulting in impairment charges. Defaults, threats of defaults or economic disruptions, even in countries or territories in which we do not have material investment exposure, conduct business or have operations, could adversely affect us.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2022, we had 18,060 common shareholders of record. You can find dividend information concerning our common stock in our Consolidated Statements of Shareholders' Equity in our “Consolidated Financial Statements.” For information on dividend restrictions, see “Dividends and Other Capital Distributions” under “Supervision and Regulation” and Note 22 to our “Consolidated Financial Statements.” You can find information on securities authorized for issuance under our equity compensation plans under the caption “Executive Compensation — Equity Compensation Plans” to be contained in our definitive 2023 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on May 2, 2023. The information to be found under such caption is incorporated herein by reference. Our definitive 2023 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2023 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).
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
The following graph compares the cumulative total shareholder return on our common shares with the total return on the S&P 500 Index and the S&P Financial Index for the last five years. It shows the growth of a $100 investment on December 31, 2017, including the reinvestment of all dividends.

Year-end Data	2017	2018	2019	2020	2021	2022
American Express	$100.00	$97.37	$129.04	$127.55	$174.60	$159.71
S&P 500 Index	$100.00	$95.61	$125.70	$148.81	$191.48	$156.77
S&P Financial Index	$100.00	$86.96	$114.87	$112.85	$152.20	$136.11

(b)    Not applicable.
(c)    Issuer Purchases of Securities
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the quarter ended December 31, 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2022
Repurchase program(a)	—	$—	—	40,583,942
Employee transactions(b)	—	$—	N/A	N/A
November 1-30, 2022
Repurchase program(a)	3,228,300	$152.38	3,228,300	37,355,642
Employee transactions(b)	7,572	$150.44	N/A	N/A
December 1-31, 2022
Repurchase program(a)	941,184	$156.27	941,184	36,414,458
Employee transactions(b)	2	$154.75	N/A	N/A
Total
Repurchase program(a)	4,169,484	$153.26	4,169,484	36,414,458
Employee transactions(b)	7,574	$150.44	N/A	N/A
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
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
EXECUTIVE OVERVIEW
BUSINESS INTRODUCTION
We are a globally integrated payments company with four reportable operating segments: U.S. Consumer Services (USCS), Commercial Services (CS), International Card Services (ICS) and Global Merchant and Network Services (GMNS). Corporate functions and certain other businesses and operations are included in Corporate & Other.
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
The following types of revenue are generated from our various products and services:
•Discount revenue, our largest revenue source, represents the amount we earn and retain from the merchant payable for facilitating transactions between Card Members and merchants on payment products issued by American Express. The amount of fees charged for accepting our cards as payment, or merchant discount, varies with, among other factors, the industry in which the merchant conducts business, the merchant’s overall American Express-related transaction volume, the method of payment, the settlement terms with the merchant, the method of submission of transactions and, in certain instances, the geographic scope for the card acceptance agreement between the merchant and us (e.g., local or global) and the transaction amount. In some instances, an additional flat transaction fee is assessed as part of the merchant discount, and additional fees may be charged such as a variable fee for “non-swiped” card transactions or for transactions using cards issued outside the United States at merchants located in the United States;
•Interest income, principally represents interest earned on outstanding loan balances;
•Net card fees, represent revenue earned from annual card membership fees, which vary based on the type of card and the number of cards for each account;
•Service fees and other revenue, primarily represent service fees earned from merchants and other customers, travel commissions and fees, Card Member delinquency fees, foreign currency-related fees charged to Card Members, and income (losses) from our investments in which we have significant influence; and
•Processed revenue primarily represents revenues related to network partnership agreements, comprising royalties, fees and amounts earned for facilitating transactions on cards issued by network partners.
Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this Form 10-K.
NON-GAAP MEASURES
We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this report constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.

TABLE 1: SUMMARY OF FINANCIAL PERFORMANCE

Years Ended December 31,				Change		Change
(Millions, except percentages, per share amounts and where indicated)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Selected Income Statement Data
Total revenues net of interest expense	$52,862	$42,380	$36,087	$10,482	25%	$6,293	17%
Provisions for credit losses	2,182	(1,419)	4,730	3,601	#	(6,149)	#
Expenses	41,095	33,110	27,061	7,985	24	6,049	22
Pretax income	9,585	10,689	4,296	(1,104)	(10)	6,393	#
Income tax provision	2,071	2,629	1,161	(558)	(21)	1,468	#
Net income	7,514	8,060	3,135	(546)	(7)	4,925	#
Earnings per common share — diluted (a)	$9.85	$10.02	$3.77	$(0.17)	(2)%	$6.25	# %

Common Share Statistics (b)
Cash dividends declared per common share	$2.08	$1.72	$1.72	$0.36	21%	$—	—%
Average common shares outstanding:
Basic	751	789	805	(38)	(5)%	(16)	(2)%
Diluted	752	790	806	(38)	(5)%	(16)	(2)%

Selected Metrics and Ratios
Network volumes (Billions)	$1,552.8	$1,284.2	$1,037.8	$269	21%	$246	24%
Return on average equity (c)	32.3%	33.7%	14.2%
Net interest income divided by average Card Member loans	10.4%	10.2%	10.7%
Net interest yield on average Card Member loans (d)	10.6%	10.7%	11.5%
Effective tax rate	21.6%	24.6%	27.0%
Common Equity Tier 1	10.3%	10.5%	13.5%

Selected Balance Sheet Data
Cash and cash equivalents	$33,914	$22,028	$32,965	$11,886	54%	$(10,937)	(33)%
Card Member receivables	57,613	53,645	43,701	3,968	7	9,944	23
Card Member loans	107,964	88,562	73,373	19,402	22	15,189	21
Customer deposits	110,239	84,382	86,875	25,857	31	(2,493)	(3)
Long-term debt	$42,573	$38,675	$42,952	$3,898	10%	$(4,277)	(10)%
# Denotes a variance of 100 percent or more
(a)Represents net income, less (i) earnings allocated to participating share awards of $57 million, $56 million and $20 million for the years ended December 31, 2022, 2021 and 2020, respectively, (ii) dividends on preferred shares of $57 million, $71 million and $79 million for the years ended December 31, 2022, 2021 and 2020, respectively, and (iii) equity-related adjustments of $16 million related to the redemption of preferred shares for the year ended December 31, 2021. Refer to Note 16 and Note 21 to the “Consolidated Financial Statements” for further details on preferred shares and earnings per common share (EPS), respectively.
(b)Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP.
(c)Return on average equity (ROE) is calculated by dividing (i) net income for the period by (ii) average shareholders' equity for the period.
(d)Net interest yield on average Card Member loans reflects adjusted net interest income divided by average Card Member loans, computed on an annualized basis. Adjusted net interest income and net interest yield on average Card Member loans are non-GAAP measures. Refer to Table 8 for a reconciliation to Net interest income divided by average Card Member loans.

BUSINESS ENVIRONMENT
Our results for the year demonstrate that our growth strategy is working and our business is in an even stronger position today than before the pandemic. Spending on our network reached record levels, and credit metrics remain below pre-pandemic levels. Our investments in product innovation, technology, people and our brand has led to increased generational relevance with Millennial and Gen Z customers, record new card acquisitions, deeper relationships with customers and expanded merchant acceptance.
For 2022, we reported net income of $7.5 billion, or $9.85 per share, compared with net income of $8.1 billion, or $10.02 per share, a year ago. The reduction in net income reflected credit reserve builds and net losses in our Amex Ventures strategic investment portfolio in the current year compared with sizeable credit reserve releases and significant net gains in our Amex Ventures strategic investment portfolio in the prior year.
Worldwide network volumes for the year increased 21 percent compared to the prior year (24 percent on an FX-adjusted basis1). Billed business, which represented 86 percent of our total network volumes and is the most significant driver of our financial results, increased 23 percent year-over-year (25 percent on an FX-adjusted basis1), demonstrating our continued ability to acquire, engage and retain high-spending, premium Card Members. U.S. Consumer billed business grew by 24 percent year-over-year, reflecting continued strength in spending trends from our premium U.S. consumer Card Members. Billed business in our Commercial Services segment grew by 21 percent on a year-over-year basis, reflecting continued growth from U.S. small and mid-sized enterprise customers, as well as continued steady recovery in spending by our U.S. large and global corporate clients. International billed business grew by 23 percent year-over-year (36 percent on an FX-adjusted basis1), driven by a strong recovery in spend across both consumer and commercial customers. T&E spending momentum remained strong throughout the year, while year-over-year Goods & Services spending growth slowed towards the end of the year following the large pandemic recovery growth rates experienced earlier in the year. Inflation was a modest contributor to our strong billed business growth, while the continuing strengthening of the U.S. dollar, relative to the prior year, against most major currencies in which we operate, had a negative impact on our international billings.
Total revenues net of interest expense increased 25 percent year-over-year (27 percent on an FX-adjusted basis1), reflecting strong growth in all our revenue lines. Discount revenue, our largest revenue line, increased 25 percent year-over-year, driven primarily by the momentum in our Card Member spending volumes throughout 2022. Net card fees increased 17 percent year over-year, as new card acquisitions reached record levels in 2022 and Card Member retention remained high, demonstrating the impact of investments we have made in our premium value propositions. Service fees and other revenues increased 36 percent year-over-year, driven in part by higher travel-related revenues. Net interest income increased 28 percent versus the prior year, primarily driven by growth in Card Member loans. While the rising interest rate environment had a fairly neutral impact on our results for the full year, rising rates did have a modest negative impact on net interest income towards the end of the year.
Card Member loans increased 22 percent year-over-year, with the majority of growth coming from existing Card Members and was driven by ongoing strong growth in billed business, which began to moderate towards the end of the year as we lapped the steep phase of recovery. Provisions for credit losses increased versus the prior year, reflecting a reserve build of $617 million compared with a reserve release of $2.5 billion in the prior year, and are expected to increase in 2023. While delinquency and net write-off rates continued to increase throughout the year, these metrics remain strong, supported by the premium nature of our customer base, our risk management capabilities and risk actions we took throughout the year.
1 The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared). FX-adjusted revenues is a non GAAP measure. We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Card Member rewards, Card Member services and Business development expenses are generally correlated to volumes or are variable based on usage, and increased year-over year due to network volume growth and higher usage of travel-related benefits. Card Member rewards expense growth was also driven by a larger proportion of billed business in categories that earn incremental rewards such as travel. During the year, we continued to make significant investments in marketing to drive growth momentum and accelerate new card acquisitions. Operating expenses increased 24 percent year-over-year, primarily driven by net losses in the current year associated with our Amex Ventures equity investments as compared to net gains in the prior year, as well as higher compensation costs due to an increase in our colleague base to support business growth and compensation decisions we made. We remain focused on driving marketing and operating expense efficiencies, while continuing to invest in our growth strategy.
During the year, we returned $4.9 billion of capital to our shareholders through common share repurchases and dividend payments, while maintaining our Common Equity Tier 1 (CET1) capital ratio within our target range of 10 to 11 percent. We plan to continue to return to shareholders the excess capital we generate, while managing our CET1 capital ratio within our target range and supporting balance sheet growth. We also expect to increase the regular quarterly dividend on common shares outstanding by 15 percent beginning with the first quarter 2023 dividend declaration.
Our performance continues to give us confidence in our business model and our strategy, and while we recognize the uncertainty of the geopolitical and macroeconomic environment, we remain focused on delivering sustainable and profitable growth.
See “Supervision and Regulation” in “Business” for information on legislative and regulatory changes that could have a material adverse effect on our results of operations and financial condition and “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for information on potential impacts of economic, geopolitical and competitive conditions and certain litigation and regulatory matters on our business.

CONSOLIDATED RESULTS OF OPERATIONS
The discussions in the “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the year ended December 31, 2022 compared to the year ended December 31, 2021, as presented in the accompanying tables. For a discussion of the financial condition and results of operations for 2021 compared to 2020, please refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 11, 2022.
Beginning in the first quarter of 2022, we made reporting presentation changes to our Consolidated Statements of Income to separately present revenues earned from processed volumes, previously reported in Discount revenue, Other fees and commissions and Other revenue, as Processed revenue. The remaining balances from Other fees and commissions and Other revenue were combined as Service fees and other revenue. We also disaggregated Marketing and business development expense into Business Development expense and Marketing expense. Prior period amounts presented herein have been recast to conform to the current period presentation; there was no impact to Total non-interest revenues or Total expenses.
TABLE 2: TOTAL REVENUES NET OF INTEREST EXPENSE SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Discount revenue	$30,739	$24,563	$19,435	$6,176	25%	$5,128	26%
Net card fees	6,070	5,195	4,664	875	17	531	11
Service fees and other revenue	4,521	3,316	2,702	1,205	36	614	23
Processed revenue	1,637	1,556	1,301	81	5	255	20
Total non-interest revenues	42,967	34,630	28,102	8,337	24	6,528	23
Total interest income	12,658	9,033	10,083	3,625	40	(1,050)	(10)
Total interest expense	2,763	1,283	2,098	1,480	#	(815)	(39)
Net interest income	9,895	7,750	7,985	2,145	28	(235)	(3)
Total revenues net of interest expense	$52,862	$42,380	$36,087	$10,482	25%	$6,293	17%
# Denotes a variance of 100 percent or more
TOTAL REVENUES NET OF INTEREST EXPENSE
Discount revenue increased, primarily driven by an increase in billed business of 23 percent. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased, primarily driven by foreign exchange related revenues associated with Card Member cross-currency spending, higher travel commissions and fees from our consumer travel business, and growth in delinquency fees. The increase was partially offset by a non-cash gain related to an increase in GBTG's total equity book value in the prior year.
Processed revenue increased, primarily driven by an increase in processed volumes, partially offset by the prior-year repositioning of certain of our alternative payment solutions.
Interest income increased, primarily driven by higher average Card Member loan balances and interest rates.
Interest expense increased, primarily driven by higher interest rates paid on deposits and debt outstanding.

TABLE 3: PROVISIONS FOR CREDIT LOSSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Card Member loans
Net write-offs	$1,066	$879	$2,170	$187	21%	$(1,291)	(59)%
Reserve build (release) (a)	448	(2,034)	1,283	2,482	#	(3,317)	#
Total	1,514	(1,155)	3,453	2,669	#	(4,608)	#
Card Member receivables
Net write-offs	462	129	881	333	#	(752)	(85)
Reserve build (release) (a)	165	(202)	134	367	#	(336)	#
Total	627	(73)	1,015	700	#	(1,088)	#
Other
Net write-offs — Other loans (b)	22	21	111	1	5	(90)	(81)
Net write-offs — Other receivables (c)	15	33	27	(18)	(55)	6	22
Reserve build (release) — Other loans (a)(b)	7	(185)	66	192	#	(251)	#
Reserve (release) build — Other receivables (a)(c)	(3)	(60)	58	57	95	(118)	#
Total	41	(191)	262	232	#	(453)	#
Total provisions for credit losses	$2,182	$(1,419)	$4,730	$3,601	# %	$(6,149)	# %
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
(b)Relates to Other loans of $5.4 billion, $2.9 billion and $2.9 billion less reserves of $59 million, $52 million and $238 million, as of December 31, 2022, 2021 and 2020, respectively.
(c)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $3.1 billion, $2.7 billion and $3.0 billion, less reserves of $22 million, $25 million and $85 million as of December 31, 2022, 2021 and 2020, respectively.
PROVISIONS FOR CREDIT LOSSES
Card Member loans and receivables provisions for credit losses increased, primarily due to reserve builds in the current year, versus reserve releases in the prior year. The reserve builds in the current year were primarily driven by increases in loans and receivables outstanding, higher delinquencies and changes in macroeconomic forecasts, partially offset by the release of COVID-19 pandemic-driven reserves for Card Member loans. The reserve releases in the prior year were due to improved portfolio quality and macroeconomic forecasts, partially offset by increases in loans and receivables outstanding.
Other provisions for credit losses increased, primarily due to a net reserve build in the current year, versus a reserve release in the prior year. The net reserve build in the current year was primarily driven by increases in non-card loans outstanding, partially offset by improved credit performance. The reserve release in the prior year was due to improved portfolio quality and macroeconomic forecasts.
Refer to Note 3 to the “Consolidated Financial Statements” for further information regarding our reserves for credit losses.

TABLE 4: EXPENSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Card Member rewards	$14,002	$11,007	$8,041	$2,995	27%	$2,966	37%
Business development	4,943	3,762	3,051	1,181	31	711	23
Card Member services	2,959	1,993	1,230	966	48	763	62
Marketing	5,458	5,291	3,696	167	3	1,595	43
Salaries and employee benefits	7,252	6,240	5,718	1,012	16	522	9
Other, net	6,481	4,817	5,325	1,664	35	(508)	(10)
Total expenses	$41,095	$33,110	$27,061	$7,985	24%	$6,049	22%
EXPENSES
Card Member rewards expense increased, primarily driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $2.0 billion, and cobrand rewards expense of $1.0 billion, both of which were primarily driven by higher billed business. The increase in Membership Rewards expense was also driven by a larger proportion of spend in categories that earn incremental rewards such as travel and a higher mix of redemptions in travel-related categories.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) at both December 31, 2022 and 2021.
Business development expense increased, primarily due to increased partner payments and client incentives, both of which were driven by higher network volumes.
Card Member services expense increased, primarily due to higher usage of travel-related benefits.
Marketing expense increased, primarily due to business investments to drive growth momentum and accelerate new card acquisitions.
Salaries and employee benefits expense increased, primarily driven by higher compensation costs, reflecting an increase in our colleague base to support business growth as well as compensation decisions made.
Other expenses increased, primarily driven by net losses on Amex Ventures investments in the current year, as compared to net gains in the prior year.
INCOME TAXES
The effective tax rate was 21.6 percent and 24.6 percent for 2022 and 2021, respectively. The reduction in the effective tax rate primarily reflected discrete tax benefits in the current year related to the resolution of prior-year tax items. The tax rates in both years reflected the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business.

TABLE 5: SELECTED CARD-RELATED STATISTICAL INFORMATION

				Change	Change
Years Ended December 31,	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Network volumes (billions)	$1,552.8	$1,284.2	$1,037.8	21%	24%
Billed business	$1,338.3	$1,089.8	$870.7	23	25
Processed volumes	$214.5	$194.4	$167.1	10	16
Cards-in-force (millions)	133.3	121.7	112.0	10	9
Proprietary cards-in-force	76.7	71.4	68.9	7	4
Basic cards-in-force (millions)	111.5	100.7	91.3	11	10
Proprietary basic cards-in-force	59.1	54.7	52.7	8	4
Average proprietary basic Card Member spending (dollars)	$23,496	$20,392	$16,352	15	25
Average discount rate	2.34%	2.30%	2.28%
Average fee per card (dollars)(a)	$82	$74	$67	11%	10%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
TABLE 6: NETWORK VOLUMES-RELATED STATISTICAL INFORMATION

	2022		2021
	Year over Year Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)	Year over Year Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)
Network volumes	21%	24%	24%	23%
Total billed business	23	25	25	24
U.S. Consumer Services	24		32
Commercial Services	21	22	21	20
International Card Services	23	36	22	18
Processed volumes	10	18	16	14

Merchant industry billed business metrics
G&S-related (75% and 81% of billed business for 2022 and 2021, respectively)	13	16	19	18
T&E-related (25% and 19% of billed business for 2022 and 2021, respectively)	64	67	59	58
Airline-related (6% and 3% of billed business for 2022 and 2021, respectively)	119%	125%	63%	61%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding prior-year period against which such results are being compared).

TABLE 7: SELECTED CREDIT-RELATED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Card Member loans:
Card Member loans (billions)	$108.0	$88.6	$73.4	22%	21%
Credit loss reserves:
Beginning balance	$3,305	$5,344	$4,027	(38)	33
Provisions — principal, interest and fees	1,514	(1,155)	3,453	#	#
Net write-offs — principal less recoveries	(837)	(672)	(1,795)	25	(63)
Net write-offs — interest and fees less recoveries	(229)	(207)	(375)	11	(45)
Other (a)	(6)	(5)	34	(20)	#
Ending balance	$3,747	$3,305	$5,344	13	(38)
% of loans	3.5%	3.7%	7.3%
% of past due	348%	555%	727%
Average loans (billions)	$95.4	$76.1	$74.6	25	2
Net write-off rate — principal, interest and fees (b)	1.1%	1.2%	2.9%
Net write-off rate — principal only (b)	0.9%	0.9%	2.4%
30+ days past due as a % of total	1.0%	0.7%	1.0%

Card Member receivables:
Card Member receivables (billions)	$57.6	$53.6	$43.7	7	23
Credit loss reserves:
Beginning balance	$64	$267	$126	(76)	#
Provisions — principal and fees	627	(73)	1,015	#	#
Net write-offs — principal and fees less recoveries (c)	(462)	(129)	(881)	#	(85)
Other (a)	—	(1)	7	#	#
Ending balance	$229	$64	$267	# %	(76)%
% of receivables	0.4%	0.1%	0.6%
Net write-off rate — principal and fees (b)(c)(d)	0.8%	0.3%	2.0%
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
(c)The net write-off rate for the year ended December 31, 2021 includes a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which had resulted in a write-off in the year ended December 31, 2020 in the ICS segment.
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

TABLE 8: NET INTEREST YIELD ON AVERAGE CARD MEMBER LOANS

Years Ended December 31,
(Millions, except percentages and where indicated)	2022	2021	2020
Net interest income	$9,895	$7,750	$7,985
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	1,268	738	1,295
Interest income not attributable to our Card Member loan portfolio (b)	(1,023)	(379)	(668)
Adjusted net interest income (c)	$10,140	$8,109	$8,612
Average Card Member loans (billions)	$95.4	$76.0	$74.6
Net interest income divided by average Card Member loans (c)	10.4%	10.2%	10.7%
Net interest yield on average Card Member loans (c)	10.6%	10.7%	11.5%
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
Effective for the third quarter of 2022, we realigned our reportable segments to reflect organizational changes announced during the second quarter of 2022. Prior periods presented herein have been recast to conform to the new reportable operating segments, which are: USCS, CS, ICS and GMNS, with corporate functions and certain other businesses and operations included in Corporate & Other. Refer to Note 24 to the “Consolidated Financial Statements” for additional information.
Results of the reportable operating segments generally treat each segment as a stand-alone business. The management reporting process that derives these results allocates revenue and expense using various methodologies as described below.
TOTAL REVENUES NET OF INTEREST EXPENSE
We allocate discount revenue and certain other revenues among segments using a transfer pricing methodology. Within the USCS, CS and ICS segments, discount revenue generally reflects the issuer component of the overall discount revenue generated by each segment’s Card Members; within the GMNS segment, discount revenue generally reflects the network and acquirer component of the overall discount revenue being allocated.
Net card fees, processed revenue and certain other revenues are directly attributable to the segment in which they are reported.
Interest and fees on loans and certain investment income is directly attributable to the segment in which it is reported. Interest expense represents an allocated funding cost based on a combination of segment funding requirements and internal funding rates.
PROVISIONS FOR CREDIT LOSSES
The provisions for credit losses are directly attributable to the segment in which they are reported.
EXPENSES
Card Member rewards and Card Member services expenses are included in each segment based on the actual expenses incurred. Business development and Marketing expenses are included in each segment based on the actual expenses incurred. Global brand advertising is primarily allocated to the segments based on the relative levels of revenue.
Salaries and employee benefits and other expenses reflect both costs incurred directly within each segment, as well as allocated expenses. The allocated expenses include service costs, which primarily reflect salaries and benefits associated with our technology and customer servicing groups, and overhead expenses. Service costs are allocated based on activities directly attributable to the segment, and overhead expenses are allocated based on the relative levels of revenue and Card Member loans and receivables.

U.S. CONSUMER SERVICES
TABLE 9: USCS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Revenues
Non-interest revenues	$16,440	$12,989	$10,125	$3,451	27%	$2,864	28%
Interest income	8,457	6,328	7,009	2,129	34	(681)	(10)
Interest expense	983	395	787	588	#	(392)	(50)
Net interest income	7,474	5,933	6,222	1,541	26	(289)	(5)
Total revenues net of interest expense	23,914	18,922	16,347	4,992	26	2,575	16
Provisions for credit losses	1,021	(919)	2,617	1,940	#	(3,536)	#
Total revenues net of interest expense after provisions for credit losses	22,893	19,841	13,730	3,052	15	6,111	45
Total expenses	17,493	13,883	10,627	3,610	26	3,256	31
Pretax segment income	$5,400	$5,958	$3,103	$(558)	(9)%	$2,855	92%
# Denotes a variance of 100 percent or more
USCS issues a wide range of proprietary consumer cards and provides services to U.S. consumers, including travel and lifestyle services as well as banking and non-card financing products.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased across all revenue categories, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 25 percent, primarily driven by an increase in U.S. consumer billed business of 24 percent. See Tables 5, 6 and 10 for more details on billed business performance.
Net card fees increased 24 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 50 percent, primarily driven by higher travel commissions and fees from our consumer travel business, as well as growth in delinquency fees.
Net interest income increased 26 percent, primarily driven by an increase in average Card Member loan balances.
Total revenues net of interest expense increased in 2021 compared to 2020, primarily driven by higher Discount revenue, reflecting billed business growth, partially offset by decreased Net interest income, primarily reflecting lower revolving Card Member loan balances.
PROVISIONS FOR CREDIT LOSSES
Card Member loans and receivables provisions for credit losses increased, primarily due to reserve builds in the current year, versus reserve releases in the prior year. The reserve builds in the current year were primarily driven by an increase in loans outstanding, higher delinquencies and changes in macroeconomic forecasts, partially offset by the release of COVID-19 pandemic-driven reserves for Card Member loans. The reserve releases in the prior year were due to improved portfolio quality and macroeconomic forecasts, partially offset by increases in loans and receivables outstanding.
Provisions for credit losses decreased in 2021 compared to 2020, primarily driven by reserve releases in 2021, versus reserve builds in 2020.

EXPENSES
Total expenses increased, primarily driven by higher Card Member rewards expense and Card Member services expense.
Card Member rewards expense increased, primarily driven by higher billed business and a larger proportion of spend in categories that earn incremental rewards such as travel and a higher mix of redemptions in travel-related categories.
Business development expense increased, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased, primarily driven by higher usage of travel-related benefits.
Marketing expense increased, primarily due to business investments to drive growth momentum and accelerate new card acquisitions.
Salaries and employee benefits and other expenses increased, primarily due to higher compensation costs and higher service costs.
Total expenses increased in 2021 compared to 2020, primarily driven by higher customer engagement and marketing expenses, reflecting higher billed business and increases in marketing investments to continue building growth momentum.

TABLE 10: USCS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Billed business (billions)	$553.0	$444.2	$337.6	24%	32%
Proprietary cards-in-force	41.7	39.0	37.7	7	3
Proprietary basic cards-in-force	29.2	27.3	26.6	7	3
Average proprietary basic Card Member spending (dollars)	$19,514	$16,498	$12,641	18	31
Total segment assets (billions)	$94.4	$76.5	$65.0	23	18
Card Member loans:
Total loans (billions)	$72.7	$59.8	$51.4	22	16
Average loans (billions)	$63.7	$52.0	$53.0	23	(2)
Net write-off rate — principal, interest and fees (a)	1.1%	1.1%	2.9%
Net write-off rate — principal only (a)	0.9%	0.8%	2.4%
30+ days past due as a % of total	1.0%	0.7%	1.0%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$7,474	$5,933	$6,222
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	139	158	288
Interest income not attributable to our Card Member loan portfolio (c)	(228)	(110)	(189)
Adjusted net interest income (d)	$7,385	$5,981	$6,321
Average Card Member loans (billions)	$63.7	$52.0	$53.0
Net interest income divided by average Card Member loans (d)	11.7%	11.4%	11.7%
Net interest yield on average Card Member loans (d)	11.6%	11.5%	11.9%
Card Member receivables:
Total receivables (billions)	$14.3	$14.7	$11.9	(3)%	24%
Net write-off rate — principal and fees (a)	0.6%	0.1%	1.4%
Net write-off rate — principal only (a)	0.6%	—%	1.3%
30+ days past due as a % of total	0.9%	0.4%	0.4%
(a)Refer to Table 7 footnote (b).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).

COMMERCIAL SERVICES
TABLE 11: CS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Revenues
Non-interest revenues	$12,196	$9,833	$8,210	$2,363	24%	$1,623	20%
Interest income	2,070	1,408	1,532	662	47	(124)	(8)
Interest expense	697	330	508	367	#	(178)	(35)
Net interest income	1,373	1,078	1,024	295	27	54	5
Total revenues net of interest expense	13,569	10,911	9,234	2,658	24	1,677	18
Provisions for credit losses	565	(420)	1,291	985	#	(1,711)	#
Total revenues net of interest expense after provisions for credit losses	13,004	11,331	7,943	1,673	15	3,388	43
Total expenses	10,124	8,395	6,930	1,729	21	1,465	21
Pretax segment income	$2,880	$2,936	$1,013	$(56)	(2)%	$1,923	# %
# Denotes a variance of 100 percent or more
CS issues a wide range of proprietary corporate and small business cards and provides services to U.S. businesses, including payment and expense management, banking and non-card financing products. CS also issues proprietary corporate cards and provides services to select global corporate clients.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased, primarily driven by higher Discount revenue.
Discount revenue increased 25 percent, primarily driven by an increase in commercial billed business of 21 percent. See Tables 5, 6 and 12 for more details on billed business performance.
Net card fees increased 22 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 60 percent, primarily due to higher foreign exchange related revenues associated with Card Member cross-currency spending and higher delinquency fees.
Processed revenue decreased 71 percent, primarily driven by the prior-year repositioning of certain of our alternative payment solutions.
Net interest income increased 27 percent, primarily driven by higher revolving Card Member loan balances.
Total revenues net of interest expense increased in 2021 compared to 2020, primarily driven by increased Discount revenue, reflecting billed business growth, and increased Net interest income, primarily reflecting a lower cost of funds, partially offset by lower revolving Card Member loan balances.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to a reserve build in the current year, versus a reserve release in the prior year. The reserve build in the current year was primarily driven by an increase in loans outstanding, higher delinquencies and changes in macroeconomic forecasts, partially offset by the release of COVID-19 pandemic-driven reserves. The reserve release in the prior year was driven by improved portfolio quality and macroeconomic forecasts, partially offset by an increase in loans outstanding.
Card Member receivables provision for credit losses increased, primarily due to a reserve build in the current year, versus a reserve release in the prior year, and higher net write-offs in the current year. The reserve build in the current year was primarily driven by higher delinquencies and an increase in receivables outstanding. The reserve release in the prior year was driven by improved portfolio quality and macroeconomic forecasts, partially offset by an increase in receivables outstanding.
Provisions for credit losses decreased in 2021 compared to 2020, primarily driven by reserve releases in 2021, versus reserve builds in 2020.

EXPENSES
Total expenses increased, primarily driven by Card Member rewards expense and Business development expense.
Card Member rewards expense increased, primarily driven by higher billed business as well as a larger proportion of spend in categories that earn incremental rewards such as travel and a higher mix of redemptions in travel-related categories.
Business development expense increased, primarily due to increased client incentive payments driven by higher billed business.
Card Member services expense increased, primarily driven by higher usage of travel-related benefits.
Marketing expense increased, primarily due to business investments to drive growth momentum and accelerate new card acquisitions.
Salaries and employee benefits and other expenses increased, primarily due to higher compensation costs and higher service costs.
Total expenses increased in 2021 compared to 2020, primarily driven by higher customer engagement and marketing expenses, reflecting higher billed business and increases in marketing investments to continue building growth momentum.

TABLE 12: CS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Billed business (billions)	$499.5	$411.6	$340.0	21%	21%
Proprietary cards-in-force	14.9	13.4	12.5	11	7
Average Card Member spending (dollars)	$35,202	$32,042	$27,045	10	18
Total segment assets (billions)	$51.4	$44.5	$34.9	16	28
Card Member loans:
Total loans (billions)	$21.4	$17.0	$12.8	26	33
Average loans (billions)	$19.3	$14.4	$12.5	34	15
Net write-off rate — principal, interest and fees(a)	0.8%	0.8%	2.4%
Net write-off rate — principal only(a)	0.7%	0.6%	2.1%
30+ days past due as a % of total	0.9%	0.5%	0.7%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$1,373	$1,078	$1,024
Exclude:
Interest expense not attributable to our Card Member loan portfolio(b)	430	251	377
Interest income not attributable to our Card Member loan portfolio(c)	(89)	(76)	(166)
Adjusted net interest income(d)	$1,714	$1,253	$1,235
Average Card Member loans (billions)	$19.3	$14.4	$12.5
Net interest income divided by average Card Member loans(d)	7.1%	7.5%	8.2%
Net interest yield on average Card Member loans(d)	8.9%	8.7%	9.9%
Card Member receivables:
Total receivables (billions)	$26.9	$24.6	$19.1	9%	29%
Net write-off rate — principal and fees(e)	0.7%	0.2%	1.8%
Net write-off rate — principal only(a) - small business	0.9%	0.2%	2.2%
30+ days past due as a % of total - small business	1.6%	0.8%	0.7%
90+ days past billing as a % of total(e) - corporate	0.6%	0.3%	0.4%
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

INTERNATIONAL CARD SERVICES
TABLE 13: ICS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Revenues
Non-interest revenues	$8,262	$6,761	$5,877	$1,501	22%	$884	15%
Interest income	1,453	1,116	1,244	337	30	(128)	(10)
Interest expense	654	442	379	212	48	63	17
Net interest income	799	674	865	125	19	(191)	(22)
Total revenues net of interest expense	9,061	7,435	6,742	1,626	22	693	10
Provisions for credit losses	584	(43)	734	627	#	(777)	#
Total revenues net of interest expense after provisions for credit losses	8,477	7,478	6,008	999	13	1,470	24
Total expenses	7,899	6,549	5,487	1,350	21	1,062	19
Pretax segment income	$578	$929	$521	$(351)	(38)%	$408	78%
# Denotes a variance of 100 percent or more
ICS issues a wide range of proprietary consumer, small business and corporate cards outside the United States. ICS also provides services to our international customers, including travel and lifestyle services, and manages certain international joint ventures and our loyalty coalition businesses.
For 2022, ICS reported pretax income of $578 million, compared with $929 million a year ago. Results for this segment were significantly impacted by the strengthening of the U.S. dollar.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased across all revenue categories, primarily driven by Discount revenue and Service fees and other revenues.
Discount revenue increased 25 percent (37 percent on a FX-adjusted basis), primarily reflecting an increase in billed business of 23 percent (36 percent on a FX-adjusted basis).2 See Tables 5, 6 and 14 for more details on billed business performance.
Net card fees increased 3 percent (14 percent on a FX-adjusted basis), primarily driven by growth in our premium card portfolios, partially offset by changes in foreign exchange rates.2
Service fees and other revenue increased 39 percent (52 percent on a FX-adjusted basis), primarily due to higher foreign exchange-related revenues associated with Card Member cross-currency spending, and higher income from equity method investments, which included a portion of the revenue allocated to a joint venture partner as described in Business development expense below, versus a net loss in the prior year.2
Processed revenue increased 28 percent (35 percent on a FX-adjusted basis), primarily driven by an increase in processed volumes.2
Net interest income increased 19 percent (25 percent on a FX-adjusted basis), primarily driven by an increase in average Card Member loan balances, partially offset by higher cost of funds driven by higher interest rates.2
Total revenues net of interest expense increased in 2021 compared to 2020, primarily driven by increased Discount revenue, reflecting billed business growth, partially offset by decreased Net interest income, primarily reflecting lower yields and lower revolving Card Member loan balances.
2 Refer to footnote 1 on page 42 for details regarding foreign currency adjusted information.

PROVISIONS FOR CREDIT LOSSES
Card Member loans and receivables provisions for credit losses increased, primarily due to reserve builds in the current year, versus reserve releases in the prior year, and higher net write-offs in the current year. The reserve builds in the current year were primarily driven by an increase in loans and receivables outstanding and higher delinquencies. The reserve releases in the prior year were driven by improved portfolio quality and macroeconomic forecasts, partially offset by an increase in loans and receivables outstanding.
Provisions for credit losses decreased in 2021 compared to 2020, primarily driven by reserve releases in 2021, versus reserve builds in 2020.
EXPENSES
Total expenses increased, primarily driven by higher Card Member rewards expense and Business development expense.
Card Member rewards expense increased, primarily driven by higher billed business as well as a larger proportion of spend in categories that earn incremental rewards such as travel and a higher mix of redemptions in travel-related categories.
Business development expense increased, primarily driven by a charge related to revenue allocated to a joint venture partner for certain categories of transactions.
Card Member services expense increased, primarily driven by higher usage of travel-related benefits.
Marketing expense decreased, but was flat when adjusted for changes in foreign exchange rates.
Salaries and employee benefits and other expenses increased, primarily due to higher compensation costs and higher service costs.
Total expenses increased in 2021 compared to 2020, primarily driven by higher customer engagement and marketing expenses, reflecting higher billed business and increases in marketing investments to continue building growth momentum.

TABLE 14: ICS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Billed business (billions)	$281.6	$228.2	$187.5	23%	22%
Proprietary cards-in-force	20.1	19.0	18.7	6	2
Proprietary basic cards-in-force	14.9	13.9	13.6	7	2
Average proprietary basic Card Member spending (dollars)	$19,519	$16,689	$13,429	17	24
Total segment assets (billions)	$36.9	$32.6	$28.2	13	16
Card Member loans - consumer and small business:
Total loans (billions)	$13.8	$11.6	$9.2	19	26
Average loans (billions)	$12.3	$9.6	$9.0	28	7
Net write-off rate — principal, interest and fees(a)	1.4%	2.1%	3.7%
Net write-off rate — principal only(a)	1.2%	1.6%	3.0%
30+ days past due as a % of total	1.2%	0.8%	1.7%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$799	$674	$865
Exclude:
Interest expense not attributable to our Card Member loan portfolio(b)	270	211	205
Interest income not attributable to our Card Member loan portfolio(c)	(28)	(11)	(17)
Adjusted net interest income(d)	$1,041	$874	$1,053
Average Card Member loans (billions)	$12.4	$9.6	$9.0
Net interest income divided by average Card Member loans(d)	6.5%	7.0%	9.6%
Net interest yield on average Card Member loans(d)	8.4%	9.1%	11.7%
Card Member receivables:
Total receivables (billions)	$16.4	$14.3	$12.7	15%	13%
Net write-off rate — principal and fees(e)(f)	1.3%	0.6%	3.0%
Net write-off rate — principal only(a) - consumer and small business	1.4%	0.8%	2.2%
30+ days past due as a % of total - consumer and small business	1.3%	0.7%	0.8%
90+ days past billing as a % of total(e) - corporate	0.5%	0.3%	1.1%
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
(f)Refer to Table 7 footnote (c).

GLOBAL MERCHANT AND NETWORK SERVICES
TABLE 15: GMNS SELECTED INCOME STATEMENT AND OTHER DATA

Years Ended December 31,				Change		Change
(Millions, except percentages and where indicated)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Revenues
Non-interest revenues	$6,123	$5,021	$4,209	$1,102	22%	$812	19%
Interest income	23	16	18	7	44	(2)	(11)
Interest expense	(329)	(92)	(82)	(237)	#	(10)	(12)
Net interest income	352	108	100	244	#	8	8
Total revenues net of interest expense	6,475	5,129	4,309	1,346	26	820	19
Provisions for credit losses	7	(37)	87	44	#	(124)	#
Total revenues net of interest expense after provisions for credit losses	6,468	5,166	4,222	1,302	25	944	22
Total expenses	3,514	3,292	2,928	222	7	364	12
Pretax segment income	2,954	1,874	1,294	1,080	58	580	45
Network volumes (billions)	1,552.8	1,284.2	1,037.8	$269	21	$246	24
Total segment assets (billions)	$20.0	$15.4	$14.1		30%		9%
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
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased across all revenue categories, primarily driven by Discount revenue and Service fees and other revenues.
Discount revenue increased 24 percent, primarily driven by an increase in billed business. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 28 percent, primarily due to higher foreign currency-related revenue.
Processed revenue increased 14 percent, primarily driven by higher processed volumes.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased, primarily due to a higher interest expense credit, largely driven by an increase in average merchant payables related to billed business growth and higher interest rates.
Total revenues net of interest expense increased in 2021 compared to 2020, primarily driven by higher Discount revenue, reflecting higher billed business, and increased Net interest income, primarily due to a higher interest expense credit, reflecting an increase in average merchant payables related to year-over-year billed business growth.
EXPENSES
Total expenses increased, primarily driven by higher Salaries and employee benefits expense, reflecting higher compensation costs, as well as higher Business development expense, primarily resulting from increased partner payments driven by higher network volumes.
Total expenses increased in 2021 compared to 2020, primarily driven by higher Business development and Marketing expenses, reflecting increased partner payments, driven by higher network volumes, as well as increased spend on initiatives to support merchant engagement.

CORPORATE & OTHER
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $2.2 billion and $1.0 billion in 2022 and 2021, respectively. The increase in the pretax loss was primarily driven by net losses on Amex Ventures investments in the current year, as compared to net gains in the prior year, a non-cash gain in the prior year related to an increase in GBTG's total equity book value and higher compensation costs in the current year.
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
We maintain certain flexibility to shift capital across our businesses as appropriate. For example, we may infuse additional capital into subsidiaries to maintain capital at targeted levels in consideration of debt ratings and regulatory requirements. These infused amounts can affect the capital and liquidity positions at the American Express parent company level or at our subsidiaries.
We report our capital ratios using the Basel III capital definitions and the Basel III standardized approach for calculating risk-weighted assets.

The following table presents our regulatory risk-based capital and leverage ratios and those of AENB, as of December 31, 2022:
TABLE 16: REGULATORY RISK-BASED CAPITAL AND LEVERAGE RATIOS

	Effective Minimum (a)	Ratios as of December 31, 2022
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.3%
American Express National Bank		11.3
Tier 1	8.5
American Express Company		11.1
American Express National Bank		11.3
Total	10.5
American Express Company		12.8
American Express National Bank		13.2
Tier 1 Leverage	4.0%
American Express Company		9.9
American Express National Bank		9.7%
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

The following table presents American Express Company's regulatory risk-based capital and risk-weighted assets as of December 31, 2022:
TABLE 17: REGULATORY RISK-BASED CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS

American Express Company ($ in Billions)	December 31, 2022
Risk-Based Capital
Common Equity Tier 1	$20.0
Tier 1 Capital	21.6
Tier 2 Capital	3.3
Total Capital	24.9

Risk-Weighted Assets	194.4
Average Total Assets to calculate the Tier 1 Leverage Ratio	$218.6
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

Tier 1 Risk-Based Capital Ratio — Calculated as Tier 1 capital, divided by risk-weighted assets. Tier 1 capital is the sum of CET1 capital, preferred shares and third-party non-controlling interests in consolidated subsidiaries, adjusted for capital held by insurance subsidiaries. The minimum requirement for the Tier 1 risk-based capital ratio is 1.5 percent higher than the minimum for the CET1 risk-based capital ratio. We have $1.6 billion of preferred shares outstanding to help address a portion of the Tier 1 capital requirements in excess of common equity requirements. See Note 16 to the "Consolidated Financial Statements" for additional information on our preferred shares.
Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the reserve for loan and receivable credit losses adjusted for the CECL final rules (limited to 1.25 percent of risk-weighted assets), and $870 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $870 million of eligible subordinated notes includes the $750 million subordinated debt issued in May 2022 and the $120 million remaining Tier 2 capital credit for the $600 million subordinated debt issued in December 2014.
Tier 1 Leverage Ratio — Calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter.
We elected to delay the recognition of $0.7 billion of impact to regulatory capital from the adoption of the CECL methodology for two years, followed by a three-year phase-in period at 25 percent once per year beginning January 1, 2022, pursuant to rules issued by federal banking regulators (the CECL final rules). As of January 1, 2023, we have phased in 50 percent of such amount. Refer to “Capital and Liquidity Regulation” under Part 1, Item 1. “Business - Supervision and Regulation” for additional details.
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
During the year ended December 31, 2022, we returned $4.9 billion to our shareholders in the form of common stock dividends of $1.6 billion and share repurchases of $3.3 billion. We repurchased 20 million common shares at an average price of $168.14 in 2022. These dividend and share repurchase amounts collectively represent approximately 64 percent of total capital generated during the year.
We plan to increase the regular quarterly dividend on our common shares outstanding by approximately 15 percent, from 52 cents to 60 cents per share, beginning with the first quarter 2023 dividend declaration.
In addition, during the year ended December 31, 2022, we paid $57 million in dividends on non-cumulative perpetual preferred shares outstanding. Refer to Note 16 to the “Consolidated Financial Statements” for additional information on our preferred shares.
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
We aim to satisfy these financing needs with a diverse set of funding sources. The diversity of funding sources by type of instrument, by tenor and by investor base, among other factors, mitigates the impact of disruptions in any one type of instrument, tenor or investor. We seek to achieve diversity and cost efficiency in our funding sources by maintaining scale and market relevance in deposits, unsecured debt and asset securitizations, and access to secured borrowing facilities and a committed bank credit facility.
We expect the balance of our direct deposits to continue to grow. Our funding plan is primarily driven by the size and mix of business asset growth, our liquidity position, and choice of funding sources, as well as cash requirements generated by the redemptions of deposits by our customers, the maturities of debt outstanding and related interest payments. In executing our funding plan, we aim to maintain a balanced debt maturity profile with an appropriate mix of short-term and long-term refinancing requirements.
FUNDING PROGRAMS AND ACTIVITIES
We had the following customer deposits and consolidated debt outstanding as of December 31:
TABLE 18: SUMMARY OF CUSTOMER DEPOSITS AND CONSOLIDATED DEBT

(Billions)	2022	2021
Customer deposits	$110.2	$84.4
Short-term borrowings	1.3	2.2
Long-term debt	42.6	38.7
Total customer deposits and debt	$154.1	$125.3
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Our funding plan for the full year 2023 includes, among other sources, approximately $6.0 billion to $10.0 billion of unsecured term debt issuance and approximately $5.0 billion to $9.0 billion of secured term debt issuance. Actual funding activities can vary from our plans due to various factors, such as future business growth, the impact of global economic, political and other events on market capacity and funding needs, demand for securities offered by us, regulatory changes, ability to securitize and sell loans and receivables, and the performance of loans and receivables previously sold in securitization transactions. Many of these factors are beyond our control.
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
DEPOSIT PROGRAMS
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per account holder through the FDIC. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. Direct retail deposits offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account and certificates of deposit (CDs) products available directly to consumers. AENB also offers checking account products and sources deposits through third-party distribution channels as needed to meet our overall funding objectives. As of December 31, 2022, we had $110.2 billion in deposits. Refer to Note 7 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.
SHORT-TERM FUNDING PROGRAMS
Short-term borrowings, such as commercial paper, are defined as any debt with an original maturity of twelve months or less, as well as interest-bearing overdrafts with banks. Our short-term funding programs are used primarily to fund working capital needs, such as managing seasonal variations in receivables balances. The amount of short-term borrowings issued in the future will depend on our funding strategy, our needs and market conditions. We had no commercial paper outstanding at any point during 2022. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these borrowings.

LONG-TERM DEBT AND ASSET SECURITIZATION PROGRAMS
As of December 31, 2022, we had $42.6 billion in long-term debt outstanding, including unsecured debt and asset-backed securities. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these borrowings and scheduled maturities of long-term debt obligations.
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
TABLE 20: DEBT ISSUANCES

(Billions)	2022
American Express Company:
Fixed Rate Senior Notes (weighted-average coupon rate of 3.60%)	$10.2
Floating Rate Senior Notes (compounded SOFR (a) plus weighted-average spread of 83 basis points)	1.0
Fixed-to-Floating Rate Senior Notes (4.42% coupon during the fixed rate period and compounded SOFR (a) plus 1.76% during the floating rate period)	1.2
Fixed-to-Floating Rate Subordinated Notes (4.989% coupon during the fixed rate period and compounded SOFR (a) plus 2.255% during the floating rate period)	0.8
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 3.51%)	7.3
Total	$20.5
(a)Secured overnight financing rate (SOFR).

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
The investment income we receive on liquidity resources has historically been less than the interest expense on the sources of funding for these balances. The level of future net interest income or costs depends on the amount of liquidity resources we maintain and the difference between our cost of funding these amounts and their investment yields.

Securitized Borrowing Capacity
As of December 31, 2022, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2024, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 16, 2024, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of December 31, 2022, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
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
As of December 31, 2022, we had approximately $102.8 billion in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, as of December 31, 2022 we maintained a committed syndicated bank credit facility of $3.5 billion with a maturity date of October 15, 2024. The availability of the credit facility is subject to our maintenance of a minimum CET1 risk-based capital ratio of 4.5 percent, with certain restrictions in relation to either accessing the facility or distributing capital to common shareholders in the event our CET1 risk-based capital ratio falls between 4.5 percent and 6.5 percent. It does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on our credit rating. As of December 31, 2022, we were in compliance with the covenants contained in the credit facility and no amounts were drawn on the facility. We use this facility from time to time in the ordinary course of business to fund working capital needs. Any undrawn portion of this facility could serve as a backstop for the amount of commercial paper outstanding.
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

CASH FLOWS
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021:
TABLE 21: CASH FLOWS

(Billions)	2022	2021	2020
Total cash provided by (used in):
Operating activities	$21.1	$14.6	$5.6
Investing activities	(33.7)	(10.5)	11.6
Financing activities	24.5	(14.9)	(9.1)
Effect of foreign currency exchange rates on cash and cash equivalents	—	(0.1)	0.4
Net increase (decrease) in cash and cash equivalents	$11.9	$(10.9)	$8.5
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
In 2022, the net cash provided by operating activities was primarily driven by cash generated from net income for the period and higher net operating liabilities, resulting from higher accounts payable to merchants and an increase in Membership Rewards liability related to growth in billed business.
In 2021, the net cash provided by operating activities was primarily driven by cash generated from net income for the period and higher net operating liabilities, resulting from an increase in Membership Rewards liability and higher accounts payable to merchants related to growth in billed business.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member loans and receivables, as well as changes in our available-for-sale investment securities portfolio.
In 2022, the net cash used in investing activities was primarily driven by higher Card Member loan and receivable balances, resulting from higher Card Member spending and net purchases of investment securities.
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

RISK MANAGEMENT
GOVERNANCE
We use our comprehensive Enterprise-wide Risk Management (ERM) program to identify, aggregate, monitor, measure, report and manage risks. The program also defines our risk appetite, governance, culture and capabilities. The implementation and execution of the ERM program is headed by our Chief Risk Officer.
Risk management is overseen by our Board of Directors through three Board committees: the Risk Committee, the Audit and Compliance Committee, and the Compensation and Benefits Committee. Each committee consists entirely of independent directors and provides regular reports to the full Board regarding matters reviewed at their committee. The committees meet regularly in private sessions with our Chief Risk Officer, the Chief Compliance Officer, the Chief Audit Executive and other senior management with regard to our risk management processes, risk profile and performance, controls, talent and capabilities. The Board monitors the “tone at the top,” our risk culture, and oversees emerging and strategic risks.
The Risk Committee of our Board of Directors provides oversight of our ERM framework, processes and methodologies. The Risk Committee approves our ERM policy. The ERM policy governs risk governance, risk oversight and risk appetite, including credit risk (at both the individual and institutional levels), operational risk (e.g., operations, legal, conduct, third-party, information technology, information security, data management, privacy and people risks), compliance risk, reputational risk, market risk, funding and liquidity risk, model risk, strategic and business risk, country risk and environmental, social and governance risk. Risk appetite defines the authorized risk limits to control exposures within our risk capacity and risk tolerance, including stressed forward-looking scenarios. In addition, it establishes principles for risk taking in the aggregate and for each risk type, and is supported by a comprehensive system for monitoring performance (including limits and escalation triggers) and assessing control programs.
The Risk Committee reviews and concurs with the appointment, replacement, performance and compensation of our Chief Risk Officer and receives regular updates from the Chief Risk Officer on key risks and exposures.
The Risk Committee reviews our risk profile against the tolerances specified in the Risk Appetite Framework, including significant risk exposures, risk trends in our portfolios and major risk concentrations.
The Risk Committee also provides oversight of our compliance with Regulatory capital and liquidity standards, and our Internal Capital Adequacy Assessment Process, including the CCAR submissions.
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
The Compensation and Benefits Committee of our Board of Directors works with the Chief Risk Officer to ensure our overall compensation programs, as well as those covering our risk-taking employees, appropriately balance risk with business incentives and that business performance is achieved without taking imprudent or excessive risk. Our Chief Risk Officer is actively involved in setting risk goals for the Company. Our Chief Risk Officer also reviews the risk profiles of each business unit and provides input into performance evaluation. The Chief Risk Officer meets with the Compensation and Benefits Committee and attests whether performance goals and results have been achieved without taking imprudent risks. The Compensation and Benefits Committee uses a risk-balanced incentive compensation framework to decide on our bonus pools and the compensation of senior executives.

There are several internal management committees, including the Enterprise Risk Management Committee (ERMC), chaired by our Chief Risk Officer. The ERMC is the highest-level management committee to oversee all firm-wide risks and is responsible for risk governance, risk oversight and risk appetite. It maintains the enterprise-wide risk appetite framework and monitors compliance with limits and escalations defined in it. The ERMC oversees implementation of risk policies company-wide. The ERMC reviews key risk exposures, trends and concentrations, significant compliance matters, and provides guidance on the steps to monitor, control and report major risks. In addition, the Asset Liability Committee, chaired by our Chief Financial Officer, is responsible for managing our capital, funding and liquidity, investment, market risk and asset/liability activities in accordance with our policies and in compliance with applicable regulatory requirements.
As defined in the ERM policy, we follow the “three lines of defense” approach to risk management. The first line of defense comprises functions and management committees directly initiating risk taking. The Chief Executive Officer, business unit presidents and the Chief Financial Officer are part of the first line of defense. The second line comprises independent functions overseeing risk-taking activities of the first line. The Chief Risk Officer, the Chief Compliance Officer, the Chief Operational Risk Officer and certain control groups, both at the enterprise level and within regulated entities, are part of the second line of defense. The global risk oversight team oversees the policies, strategies, frameworks, models, processes and capabilities deployed by the first line teams and provides challenges and independent assessments on how the first line of defense is managing risks. Our Internal Audit Group constitutes the third line of defense and provides independent assessments and effective challenge of the first and second lines of defense.
CREDIT RISK MANAGEMENT PROCESS
We define credit risk as loss due to default or changes in the credit quality of a customer, obligor or security. Our credit risks are divided into two broad categories: individual and institutional. Each has distinct risk management capabilities, strategies, and tools. Business units that create individual or institutional credit risk exposures of significant importance are supported by dedicated risk management teams, each led by a Chief Credit Officer.
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
Institutional Credit Risk
Institutional credit risk arises principally within our CS, ICS and GMNS businesses, as well as investment and liquidity management activities. Unlike individual credit risk, institutional credit risk is characterized by a lower loss frequency but higher severity. It is affected both by general economic conditions and by client-specific events. The absence of large losses in any given year or over several years is not necessarily representative of the level of risk of institutional portfolios, given the infrequency of loss events in such portfolios.

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
Debt Exposure
As part of our ongoing risk management process, we monitor our financial exposure to both sovereign and non-sovereign customers and counterparties, and measure and manage concentrations of risk by geographic regions, as well as by economic sectors and industries. A primary focus area for monitoring is credit deterioration due to weaknesses in economic and fiscal profiles. We evaluate countries based on the market assessment of the riskiness of their sovereign debt and our assessment of the economic and financial outlook and closely monitor those deemed high risk. As of December 31, 2022, we considered our gross credit exposures to government entities, financial institutions and corporations in those countries deemed high risk to be individually and collectively not material.
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
To appropriately measure and manage operational risk, we have implemented a comprehensive operational risk framework that is defined in the Operational Risk Management Policy approved by the ERMC. The Operational Risk Management Committee (ORMC), chaired by the Chief Operational Risk Officer, coordinates with all control groups on effective risk assessments and controls. It also oversees the preventive, responsive and mitigation efforts by Operational Excellence teams in the business units and staff groups.
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
Our information and cyber security program is designed to protect information systems from unauthorized access, use, disclosure, disruption, modification, or destruction. The program is built upon a foundation of advanced security technology, a well-staffed and highly trained team of experts, and operations based on the National Institute of Standards and Technology Cybersecurity Framework. This consists of controls designed to identify, protect, detect, respond and recover from information and cyber security incidents. We continue to invest in enhancements to cyber security capabilities and engage in industry and government forums to promote advancements to the broader financial services cyber security ecosystem.
See “A major information or cyber security incident or an increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our products and services” under “Risk Factors” for additional information.
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

Third Party Risk
We define third party risk as the risk that relationships with third parties (including their significant subcontractors) create unexpected outcomes and deviations from expectations or stated obligations. The Third Party Management Policy is approved by the Risk Committee of our Board and the ERMC. It sets forth the procurement, risk management, and contracting framework for managing third-party relationships commensurate with their risk and complexity. Our Third Party Lifecycle Management program sets guidelines for identifying, measuring, monitoring, and reporting the risk associated with third parties through the life cycle of the relationships, which includes planning, due diligence and third-party selection, contracting, ongoing monitoring and termination.
Conduct Risk
We define conduct risk as the risk that colleagues, intentionally or unintentionally, fail to fulfill their responsibilities to American Express, our customers, colleagues or stakeholders in a manner consistent with our Code of Conduct, policies and values as well as applicable laws and regulations. Conduct issues also have the potential to increase several other risk types, including reputational risk, which may undermine the integrity and trust upon which our brand is built.
The Conduct Risk Management Policy is approved by the ERMC. It establishes the governance framework for conduct risk across the Company. The policy requires annual risk assessments, implementation of detective and preventive controls, colleague training and timely escalations of conduct issues. It also provides guidance on consequence management for any substantiated cases of misconduct. The Conduct Risk Committee oversees conduct risk related topics and escalates such matters to the ERMC, as appropriate.
COMPLIANCE RISK MANAGEMENT PROCESS
We define compliance risk as the risk of legal or reputational harm, fines, monetary penalties and payment of damages or other forms of sanction as a result of non-compliance with applicable laws and/or regulations, internal policies and procedures and related practices, or ethical standards.
We view our ability to effectively mitigate compliance risk as an important aspect of our business model. Our Global Compliance and Ethics organization is responsible for establishing and maintaining our corporate-wide Compliance Risk Management Program. Pursuant to this program, we seek to manage and mitigate compliance risk by assessing, controlling, monitoring, measuring and reporting the legal and regulatory risks to which we are exposed. The Compliance Risk Management Committee (CRMC), chaired by the Chief Compliance Officer, is responsible for identifying, evaluating, managing, and escalating compliance risks. The CRMC has a dual reporting relationship directly to both the ERMC and the Audit and Compliance Committee.
We have a comprehensive Anti-Money Laundering program that monitors and reports suspicious activity to the appropriate government authorities. The program includes an independent risk assessment of the rules used by the Anti-Money Laundering team. In addition, the Internal Audit Group reviews the processes for practices consistent with regulatory guidance.
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

MARKET RISK MANAGEMENT PROCESS
We define market risk as the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits) and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar.
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
As of December 31, 2022, a hypothetical, immediate 100 basis point increase in market interest rates would have a detrimental impact of approximately $141 million on our annual net interest income. This measure first projects net interest income over the following twelve-month time horizon considering forecasted business growth and anticipated future market interest rates. The detrimental impact from rate changes is then measured by instantaneously increasing or decreasing the anticipated future interest rates by 100 basis points. Our estimated repricing risk assumes that our interest-rate sensitive assets and liabilities that reprice within the twelve-month horizon generally reprice by the same magnitude, subject to applicable interest rate caps or floors, as benchmark rates change. It is further assumed that, within our interest-rate sensitive liabilities, certain deposits reprice at lower magnitudes than benchmark rate movements, and the magnitude of this repricing in turn depends on, among other factors, the direction of rate movements. These assumptions are consistent with historical deposit repricing experience in the industry and within our own portfolio. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.
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
These foreign exchange risks are managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pretax impacts from currency movements in the period in which they occur. As of December 31, 2022, foreign currency derivative instruments with total notional amounts of approximately $34 billion were outstanding.

With respect to Card Member spending and cross-currency transactions, including related foreign exchange forward contracts outstanding, the impact of a hypothetical 10 percent strengthening of the U.S. dollar would have been immaterial to projected earnings as of December 31, 2022. With respect to translation exposure of foreign subsidiary equity balances, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial reduction in other comprehensive income and equity as of December 31, 2022. With respect to anticipated earnings denominated in foreign currencies for the next twelve months, the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar would be approximately $153 million as of December 31, 2022.
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
FUNDING & LIQUIDITY RISK MANAGEMENT PROCESS
We define funding and liquidity risk as our inability to meet our ongoing financial and business obligations at a reasonable cost as they become due.
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
The Enterprise-Wide Model Risk Policy establishes the comprehensive framework for governing model risk. This policy is approved by the ERMC. The comprehensive risk management and governance framework includes procedures for model development, independent model validation, model risk reporting and change management capabilities that seek to minimize erroneous model methodology, outputs, and misuse. We also assess model performance and model- related issues on an ongoing basis and seek to address deficiencies in a timely manner. In addition, we utilize artificial intelligence and machine learning (AI/ML) models for a variety of business use cases. We perform extensive reviews and testing to reduce the risk that these AI/ML techniques result in adverse consequences.

STRATEGIC AND BUSINESS RISK MANAGEMENT PROCESS
We define strategic and business risk as the risk related to our inability to achieve our business objectives due to poor strategic decisions, including decisions related to mergers, acquisitions, and divestitures, poor implementation of strategic decisions or declining demand for our products and services.
Strategic decisions are reviewed and approved by business leaders and various committees and must be aligned with company policies. We seek to manage strategic and business risks through risk controls embedded in these processes as well as overall risk management oversight over business goals. Existing product performance is reviewed periodically by committees and business leaders. Mergers, acquisitions and divestitures can only be approved following Executive Committee due diligence, a comprehensive risk assessment by operational, market, credit and oversight leaders provided to the Chief Risk Officer and approval by either the Chief Risk Officer or appropriate risk committees. All new and material changes to products and services are reviewed and approved by the New Products Committee and appropriate credit or risk committees.
COUNTRY RISK MANAGEMENT PROCESS
We define country risk as the risk that economic, social, and/or political conditions and events in a country present. They might adversely impact us, primarily as a result of greater credit losses, increased operational or market risk or the inability to repatriate capital.
We manage country risk as part of the normal course of business. Policies and procedures establish country risk escalation thresholds to control and limit exposure, driven by processes that enable the monitoring of conditions in countries where we have exposure.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG) AND CLIMATE-RELATED RISK
We define climate-related risk as: (1) risks related to the transition to a low-carbon economy, which may include extensive changes pertaining to policy, legal, technology, market and reputational risks, and (2) risks related to the physical impacts of climate change, typically driven by acute physical risk such as increased severity of extreme weather events (e.g., cyclones, hurricanes, floods) and chronic physical risk which are longer-term shifts in climate patterns (e.g., sea level rise, chronic heat waves). Such transition and physical risk events driven by climate change can have broad impact on our customers, operations, suppliers and business.
Climate-related risk is interconnected and overarching across all risk types as it may manifest as credit risk, operational risk, market risk, liquidity risk or other risk types. We continue to enhance our focus on climate-related risk within our risk governance framework. We are currently performing a risk identification process for climate-related risk to determine the meaningfulness and measurability of the risk. Furthermore, ESG risks, with an emphasis on climate-related risk, are currently identified as an “emerging risk” within our risk governance framework.

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

Macroeconomic Sensitivity
To demonstrate the sensitivity of estimated credit losses to the macroeconomic scenarios, we compared our modeled estimates under a baseline scenario to that under a pessimistic downside scenario. As of December 31, 2022, for every 10 percentage points change in weighting from the baseline scenario to the pessimistic downside scenario, the estimated credit losses increased by approximately $120 million.
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

LIABILITY FOR MEMBERSHIP REWARDS
The Membership Rewards program is our largest card-based rewards program. Card Members can earn points for purchases charged on their enrolled card products. A significant portion of our cards, by their terms, allow Card Members to earn bonus points for purchases at merchants in particular industry categories. Membership Rewards points are redeemable for a broad variety of rewards, including, but not limited to, travel, shopping, gift cards, and covering eligible charges. Points typically do not expire, and there is no limit on the number of points a Card Member may earn. Membership Rewards expense is driven by charge volume on enrolled cards, customer participation in the program and contractual arrangements with redemption partners.
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
Changes in the Membership Rewards URR and WAC per point have the effect of either increasing or decreasing the liability through the current period Membership Rewards expense by an amount estimated to cover the cost of all points previously earned but not yet redeemed by current enrollees as of the end of the reporting period. As of December 31, 2022, an increase in the estimated URR of current enrollees of 25 basis points would increase the Membership Rewards liability and corresponding rewards expense by approximately $157 million. Similarly, an increase in the WAC per point of 1 basis point would increase the Membership Rewards liability and corresponding rewards expense by approximately $190 million.
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
When preparing discounted cash flow models under the income approach, we estimate future cash flows using the reporting unit’s internal multi-year forecast, and a terminal value calculated using a growth rate that we believe is appropriate in light of current and expected future economic conditions. To discount these cash flows we use our expected cost of equity, determined using a capital asset pricing model. When using the market method under the market approach, we apply comparable publicly traded companies’ multiples (e.g., earnings, revenues) to our reporting units’ operating results. The judgment in estimating forecasted cash flows, discount rates and market comparables is significant, and imprecision could materially affect the fair value of our reporting units.
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

OTHER MATTERS
As previously disclosed, we identified during an internal review that over time certain current and former U.S. Card Members with multiple cards were not credited certain Membership Rewards points that they had earned. We completed our review of this matter in the fourth quarter of 2022, which resulted in an immaterial impact to our Consolidated Financial Statements for the year ended December 31, 2022.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
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
Discount revenue — Discount revenue represents the amount we earn and retain from the merchant payable for facilitating transactions between Card Members and merchants on payment products issued by American Express.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations and our ability to continue investing at high levels in areas that can drive sustainable growth (including our brand, value propositions, customers, colleagues, technology and coverage), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: fiscal and monetary policies and macroeconomic conditions, such as recession risks, effects of inflation, higher interest rates, labor shortages or higher rates of unemployment, supply chain issues, energy costs and the continued effects of the pandemic; geopolitical instability, including the ongoing military conflict between Russia and Ukraine; the impact of any future contingencies, including, but not limited to, restructurings, investment gains or losses, impairments, changes in reserves, legal costs and settlements, the imposition of fines or civil money penalties and increases in Card Member remediation; issues impacting brand perceptions and our reputation; impacts related to new or renegotiated cobrand and other partner agreements; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense and the sustainability of our future growth, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: a slowdown or increase in volatility in consumer and business spending volumes; the strengthening of the U.S. dollar beyond expectations; an inability to address competitive pressures, innovate in our products and services, expand into value-adding products and services and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global merchant network; the continued effects of the COVID-19 pandemic, including the spread and severity of the virus, the availability and effectiveness of treatments and vaccines, the imposition of further containment measures and the lingering impacts on customer behaviors, spending and travel patterns, any of which could further exacerbate the effects on economic activity and travel-related revenues; and merchant discount rates changing by a greater or lesser amount than expected;
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
•net interest income, the effects of interest rates and the growth rate of loans outstanding being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; our ability to effectively manage risk and enhance Card Member value propositions; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on Card Member loans not remaining consistent with current expectations; and the effectiveness of our strategies to capture a greater share of existing Card Members’ spending and borrowings, and attract new, and retain existing, customers;
•future credit performance, the level of future delinquency, reserve and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; the ability and willingness of Card Members to pay amounts owed to us; changes in consumer behavior that affect loan and receivable balances (such as paydown and revolve rates); the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; collections capabilities and recoveries of previously written-off loans and receivables; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
•the actual amount we spend on marketing in the future, which will be based in part on continued changes in the macroeconomic and competitive environment and business performance; our ability to realize marketing efficiencies, optimize investment spending and drive increases in revenue; the effectiveness of management's investment optimization process, management’s identification and assessment of attractive investment opportunities and the receptivity of Card

Members and prospective customers to advertising and customer acquisition initiatives and our ability to balance expense control and investments in the business;
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
•our ability to control operating expenses and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent, including with respect to an increased colleague headcount; a persistent inflationary environment; our ability to realize operational efficiencies, including through automation; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities depending on overall business performance; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; restructuring activity; supply chain issues; fraud costs; information security or compliance expenses or consulting, legal and other professional services fees, including as a result of litigation or internal and regulatory reviews; the level of M&A activity and related expenses; information or cyber security incidents; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the performance of Amex Ventures and other of our investments; impairments of goodwill or other assets; and the impact of changes in foreign currency exchange rates on costs;
•our tax rate not remaining consistent with expectations, which could be impacted by, among other things, further changes in tax laws and regulation, our geographic mix of income, unfavorable tax audits and other unanticipated tax items;
•changes affecting our plans regarding the return of capital to shareholders, including increasing the level of our dividend, which will depend on factors such as capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and new guidance from the Federal Reserve; our results of operations and financial condition; our credit ratings and rating agency considerations; required Company approvals; and the economic environment and market conditions in any given period;
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
•our ability to expand our leadership in the premium consumer space, which will be impacted in part by competition, brand perceptions (including perceptions related to merchant coverage) and reputation, and our ability to develop and market new benefits and value propositions that appeal to Card Members and new customers, offer attractive services and rewards programs and build greater customer loyalty, which will depend in part on identifying and funding investment opportunities, addressing changing customer behaviors, new product innovation and development, Card Member acquisition efforts and enrollment processes, including through digital channels, continuing to realize the benefits from strategic partnerships and evolving our infrastructure to support new products, services and benefits;
•our ability to build on our leadership in commercial payments, which will depend in part on competition, the willingness and ability of companies to use credit and charge cards for procurement and other business expenditures as well as use our other products and services for financing needs, perceived or actual difficulties and costs related to setting up card-based B2B payment platforms, our ability to offer attractive value propositions and new products to potential customers, our ability to enhance and expand our payment and lending solutions, and build out a multi-product digital ecosystem to integrate our broad product set, which is dependent on our continued investment in capabilities, features, functionalities, platforms and technologies;
•our ability to expand merchant coverage globally and our success, as well as the success of OptBlue merchant acquirers and network partners, in signing merchants to accept American Express, which will depend on, among other factors, the value propositions offered to merchants and merchant acquirers for card acceptance, the awareness and willingness of Card Members to use American Express cards at merchants, scaling, marketing and expanding programs to increase card usage, identifying new-to-plastic industries and businesses as they form, working with commercial buyers and suppliers to establish B2B acceptance, increasing coverage in priority international cities and countries and key industry verticals, and executing on our plans in China and for continued technological developments, including capabilities that allow for greater digital integration and modernization of our authorization platform;
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
•our ability to grow internationally, which could be impacted by regulation and business practices, such as those capping interchange or other fees, mandating network access, favoring local competitors or prohibiting or limiting foreign ownership of certain businesses; the success of our network partners in acquiring Card Members and/or merchants; political or economic instability or regional hostilities, including as a result of the war in Ukraine and related geopolitical impacts, which could affect commercial activities; our ability to tailor products and services to make them attractive to local customers; and competitors with more scale and experience and more established relationships with relevant customers, regulators and industry participants;
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
•our funding plan being implemented in a manner inconsistent with current expectations, which will depend on various factors such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities we offer, regulatory changes, our ability to securitize and sell loans and receivables and the performance of loans and receivables previously sold in securitization transactions;
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
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners and merchants that represent a significant portion of our business, such as the airline industry, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as a further escalation of the war in Ukraine and other military conflicts, future waves of COVID-19 cases, the severity and contagiousness of new variants, severe weather conditions, natural disasters, power loss, disruptions in telecommunications, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013).
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2022, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of American Express Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Express Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Reserves for Credit Losses on Card Member Loans
As described in Note 3 to the consolidated financial statements, reserves for credit losses on Card Member loans represent management’s estimate of the expected credit losses in the Company’s outstanding portfolio of Card Member loans as of the balance sheet date. The reserves for credit losses on Card Member loans was $3.7 billion as of December 31, 2022. Management estimates lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period) beyond the balance sheet date. As disclosed by management, in estimating expected credit losses, management uses a combination of statistically-based models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of the Company’s reserves relate to the determination of the appropriate R&S Period, the modeling of the probability of and exposure at default, and the methodology to incorporate current and future economic conditions. Management uses these models and assumptions, combined with historical loss experience, to determine the reserve rates that are applied to the outstanding loan balances to produce its reserves for expected credit losses. Within the R&S Period, the Company’s models use past loss experience and current and future economic conditions to estimate the probability of default, exposure at default and expected recoveries to estimate net losses at default. Beyond the R&S Period, expected credit losses are estimated by immediately reverting to long-term average loss rates. Management also estimates the likelihood and magnitude of recovery of previously written off loans considering how long ago the loan was written off and future economic conditions. Additionally, management evaluates whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as external conditions, emerging portfolio trends, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due accounts, or management risk actions.
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
Membership Rewards Liability
As described in Note 9 to the consolidated financial statements, the Membership Rewards liability represents management’s estimate of the cost of Membership Rewards points earned that are expected to be redeemed in the future. The Membership Rewards liability was $12.8 billion as of December 31, 2022. The weighted average cost (WAC) per point and the Ultimate Redemption Rate (URR) are key assumptions used to estimate the liability. As disclosed by management, the URR assumption is used by management to estimate the number of points earned that will ultimately be redeemed in future periods. Management uses statistical and actuarial models to estimate the URR based on redemption trends, card product type, enrollment tenure, card spend levels and credit attributes. The WAC per point assumption is derived from 12 months of redemptions and is adjusted as appropriate for certain changes in redemption costs that are not representative of future cost expectations and expected developments in redemption patterns.
The principal considerations for our determination that performing procedures relating to the Membership Rewards liability is a critical audit matter are (i) the estimate of the URR involved significant judgment by management, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence relating to the models, significant inputs and assumptions used by management and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimate of the Membership Rewards liability, including the URR and WAC assumptions. These procedures also included, among others, (i) testing the completeness and accuracy of significant inputs to the statistical and actuarial models used to estimate the URR assumption, including redemption trends, card product type, enrollment tenure, and card spend levels, (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the URR assumption and comparing the independent estimate to management’s assumption to evaluate its reasonableness and (iii) comparing our independently calculated Membership Rewards liability to management’s estimate.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 10, 2023
We have served as the Company’s auditor since 2005.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Millions, except per share amounts)	2022	2021	2020
Revenues
Non-interest revenues
Discount revenue	$30,739	$24,563	$19,435
Net card fees	6,070	5,195	4,664
Service fees and other revenue	4,521	3,316	2,702
Processed revenue	1,637	1,556	1,301
Total non-interest revenues	42,967	34,630	28,102
Interest income
Interest on loans	11,967	8,850	9,779
Interest and dividends on investment securities	96	83	127
Deposits with banks and other	595	100	177
Total interest income	12,658	9,033	10,083
Interest expense
Deposits	1,527	458	943
Long-term debt and other	1,236	825	1,155
Total interest expense	2,763	1,283	2,098
Net interest income	9,895	7,750	7,985
Total revenues net of interest expense	52,862	42,380	36,087
Provisions for credit losses
Card Member receivables	627	(73)	1,015
Card Member loans	1,514	(1,155)	3,453
Other	41	(191)	262
Total provisions for credit losses	2,182	(1,419)	4,730
Total revenues net of interest expense after provisions for credit losses	50,680	43,799	31,357
Expenses
Card Member rewards	14,002	11,007	8,041
Business development	4,943	3,762	3,051
Card Member services	2,959	1,993	1,230
Marketing	5,458	5,291	3,696
Salaries and employee benefits	7,252	6,240	5,718
Other, net	6,481	4,817	5,325
Total expenses	41,095	33,110	27,061
Pretax income	9,585	10,689	4,296
Income tax provision	2,071	2,629	1,161
Net income	$7,514	$8,060	$3,135
Earnings per Common Share — (Note 21)(a)
Basic	$9.86	$10.04	$3.77
Diluted	$9.85	$10.02	$3.77
Average common shares outstanding for earnings per common share:
Basic	751	789	805
Diluted	752	790	806
(a)Represents net income less (i) earnings allocated to participating share awards of $57 million, $56 million and $20 million for the years ended December 31, 2022, 2021 and 2020, respectively, (ii) dividends on preferred shares of $57 million, $71 million and $79 million for the years ended December 31, 2022, 2021 and 2020, respectively, and (iii) equity-related adjustments of $16 million related to the redemption of preferred shares for the year ended December 31, 2021.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Millions)	2022	2021	2020
Net income	$7,514	$8,060	$3,135
Other comprehensive (loss) income:
Net unrealized debt securities (losses) gains, net of tax	(87)	(42)	32
Foreign currency translation adjustments, net of hedges and tax	(230)	(163)	(40)
Net unrealized pension and other postretirement benefits, net of tax	52	155	(150)
Other comprehensive (loss) income	(265)	(50)	(158)
Comprehensive income	$7,249	$8,010	$2,977
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 31 (Millions, except share data)	2022	2021
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2022, $5; 2021, $11)	$5,510	$1,292
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2022, $318; 2021, $463)	28,097	20,548
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2022, $54; 2021, $32)	307	188
Total cash and cash equivalents	33,914	22,028
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2022, $5,193; 2021, $5,175), less reserves for credit losses: 2022, $229; 2021, $64	57,384	53,581
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2022, $28,461; 2021, $26,587), less reserves for credit losses: 2022, $3,747; 2021, $3,305	104,217	85,257
Other loans, less reserves for credit losses: 2022, $59; 2021, $52	5,357	2,859
Investment securities	4,578	2,591
Premises and equipment, less accumulated depreciation and amortization: 2022, $9,850; 2021, $8,602	5,215	4,988
Other assets, less reserves for credit losses: 2022, $22; 2021, $25	17,689	17,244
Total assets	$228,354	$188,548
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$110,239	$84,382
Accounts payable	12,133	10,574
Short-term borrowings	1,348	2,243
Long-term debt (includes debt issued by consolidated variable interest entities: 2022, $12,662; 2021, $13,803)	42,573	38,675
Other liabilities	37,350	30,497
Total liabilities	$203,643	$166,371
Contingencies and Commitments (Note 12)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of December 31, 2022 and 2021 (Note 16)	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 743 million shares as of December 31, 2022 and 761 million shares as of December 31, 2021	149	153
Additional paid-in capital	11,493	11,495
Retained earnings	16,279	13,474
Accumulated other comprehensive income (loss)	(3,210)	(2,945)
Total shareholders’ equity	24,711	22,177
Total liabilities and shareholders’ equity	$228,354	$188,548
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2022	2021	2020
Cash Flows from Operating Activities
Net income	$7,514	$8,060	$3,135
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	2,182	(1,419)	4,730
Depreciation and amortization	1,626	1,695	1,543
Stock-based compensation	375	330	249
Deferred taxes	(1,189)	294	(939)
Other items (a)	365	(772)	683
Originations of loans held-for-sale	(277)	—	—
Proceeds from sales of loans held-for-sale	277	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	1,391	1,068	(1,785)
Accounts payable & other liabilities	8,815	5,389	(2,025)
Net cash provided by operating activities	21,079	14,645	5,591
Cash Flows from Investing Activities
Sale of investment securities	26	62	69
Maturities and redemptions of investment securities	1,892	20,032	7,159
Purchase of investments	(4,175)	(1,517)	(20,562)
Net (increase) decrease in Card Member loans and receivables, and other loans	(29,562)	(27,557)	26,906
Purchase of premises and equipment, net of sales: 2022, $1; 2021, $88; 2020, $1	(1,855)	(1,550)	(1,478)
Acquisitions/dispositions, net of cash acquired	(15)	1	(597)
Other investing activities	—	—	135
Net cash (used in) provided by investing activities	(33,689)	(10,529)	11,632
Cash Flows from Financing Activities
Net increase (decrease) in customer deposits	25,902	(2,468)	13,542
Net (decrease) increase in short-term borrowings	(706)	461	(4,627)
Proceeds from long-term debt	23,230	7,788	69
Payments of long-term debt	(18,906)	(11,662)	(15,593)
Issuance of American Express preferred shares	—	1,584	—
Redemption of American Express preferred shares	—	(1,600)	—
Issuance of American Express common shares	56	64	44
Repurchase of American Express common shares and other	(3,502)	(7,652)	(1,029)
Dividends paid	(1,565)	(1,448)	(1,474)
Net cash provided by (used in) financing activities	24,509	(14,933)	(9,068)
Effect of foreign currency exchange rates on cash and cash equivalents	(13)	(120)	364
Net increase (decrease) in cash and cash equivalents	11,886	(10,937)	8,519
Cash and cash equivalents at beginning of year	22,028	32,965	24,446
Cash and cash equivalents at end of year	$33,914	$22,028	$32,965
Supplemental cash flow information

Cash and cash equivalents reconciliation	2022	2021	2020
Cash and cash equivalents per Consolidated Balance Sheets	$33,914	$22,028	$32,965
Restricted balances included in Cash and cash equivalents	544	525	606
Total cash and cash equivalents, excluding restricted balances	$33,370	$21,503	$32,359
(a)Includes net gains and losses on fair value hedges, net gains and losses on Amex Ventures investments and changes in equity method investments.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2019	$23,071	$—	$163	$11,774	$(2,737)	$13,871
Cumulative effect of change in accounting principle - Reserve for Credit Losses (a)	(882)	—	—	—	—	(882)
Net income	3,135	—	—	—	—	3,135
Other comprehensive loss	(158)	—	—	—	(158)	—
Repurchase of common shares	(875)	—	(2)	(105)	—	(768)
Other changes, primarily employee plans	164	—	—	212	—	(48)
Cash dividends declared preferred Series B, $45,807.57 per share	(34)	—	—	—	—	(34)
Cash dividends declared preferred Series C, $52,919.91 per share	(45)	—	—	—	—	(45)
Cash dividends declared common, $1.72 per share	(1,392)	—	—	—	—	(1,392)
Balances as of December 31, 2020	22,984	—	161	11,881	(2,895)	13,837
Net income	8,060	—	—	—	—	8,060
Other comprehensive loss	(50)	—	—	—	(50)	—
Preferred shares issued	1,584	—	—	1,584	—	—
Redemption of preferred shares	(1,600)	—	—	(1,584)	—	(16)
Repurchase of common shares	(7,598)	—	(9)	(631)	—	(6,958)
Other changes, primarily employee plans	227	—	1	245	—	(19)
Cash dividends declared preferred Series B, $36,419.41 per share	(27)	—	—	—	—	(27)
Cash dividends declared preferred Series C, $26,317.47 per share	(23)	—	—	—	—	(23)
Cash dividends declared preferred Series D, $13,213.89 per share	(21)	—	—	—	—	(21)
Cash dividends declared common, $1.72 per share	(1,359)	—	—	—	—	(1,359)
Balances as of December 31, 2021	22,177	—	153	11,495	(2,945)	13,474
Net income	7,514	—	—	—	—	7,514
Other comprehensive loss	(265)	—	—	—	(265)	—
Repurchase of common shares	(3,332)	—	(4)	(302)	—	(3,026)
Other changes, primarily employee plans	242	—	—	300	—	(58)
Cash dividends declared preferred Series D, $35,993.05 per share	(57)	—	—	—	—	(57)
Cash dividends declared common, $2.08 per share	(1,568)	—	—	—	—	(1,568)
Balances as of December 31, 2022	$24,711	$—	$149	$11,493	$(3,210)	$16,279
(a)Represents $1,170 million, net of tax of $288 million, related to the impact as of January 1, 2020 of adopting the Current Expected Credit Loss (CECL) methodology for the recognition of credit losses on certain financial instruments.
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
THE COMPANY
We are a globally integrated payments company, providing customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are credit and charge card products, along with travel and lifestyle related services, offered to consumers and businesses around the world. Our various products and services are offered globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are offered through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party service providers and business partners, direct mail, telephone, in-house sales teams, and direct response advertising.
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
Entities in which our voting interest in common equity does not provide it with control, but allows us to exert significant influence over operating and financial decisions, are accounted for under the equity method. We also have investments in equity securities where our voting interest is below the level of significant influence, including investments that we make in non-public companies in the ordinary course of business. Such investments are initially recorded at cost and adjusted to fair value through earnings for observable price changes in orderly transactions for identical or similar instruments of the same company or if they are determined to be impaired. See Note 4 for the accounting policy for our marketable equity securities.
FOREIGN CURRENCY
Transactions conducted in currencies other than the applicable functional currency of an entity are converted to the functional currency at the exchange rate on the transaction date. At the period end, monetary assets and liabilities are remeasured to the functional currency using period end rates. The resulting transaction gains and losses are recorded in Other, net expenses in the Consolidated Statements of Income.
For subsidiaries where the functional currency is not the U.S. dollar, the monetary assets and liabilities and results of operations are translated for consolidation purposes into U.S. dollars at period-end rates for monetary assets and liabilities and generally at average rates for results of operations. The resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss) (AOCI), a component of shareholders’ equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations.

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
INCOME STATEMENT
Revenue is recognized when obligations under the terms of a contract with our customers are satisfied. We are not required to disclose revenue that is expected to be recognized in future periods related to contracts that have an original expected duration of one year or less and contracts with variable consideration (e.g., discount revenue). Non-interest revenue expected to be recognized in future periods related to all other contracts with customers is not material.
Discount Revenue
Discount revenue represents the amount we earn and retain from the merchant payable for facilitating transactions between Card Members and merchants on payment products issued by American Express. The amount of fees charged for accepting our cards as payment, or merchant discount, varies with, among other factors, the industry in which the merchant conducts business, the merchant’s overall American Express-related transaction volume, the method of payment, the settlement terms with the merchant, the method of submission of transactions and, in certain instances, the geographic scope of the card acceptance agreement between the merchant and us (e.g., local or global) and the transaction amount. Discount revenue is generally recorded at the time the Card Member transaction occurs.
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
Service Fees and Other Revenue
Service fees and other revenue includes service fees earned from merchants and other customers and travel commissions and fees, which are generally recognized in the period when the service is performed, and delinquency and foreign currency-related fees, which are primarily recognized in the period when they are charged to the Card Member. In addition, Service fees and other revenue includes income (losses) from our investments in which we have significant influence and therefore account for under the equity method. Refer to Note 18 for additional information.
Processed Revenue
Processed revenue primarily represents revenues related to network partnership agreements, comprising royalties, fees and amounts earned for facilitating transactions on cards issued by network partners. In our role as the operator of the American Express network, we settle with merchants and our third-party merchant acquirers on behalf of our network card issuing partners. The amount of fees charged for accepting American Express-branded cards is generally deducted from the payment to the merchant or third-party merchant acquirer and recorded as Processed revenue at the time the Card Member transaction occurs. Our network card issuing partners receive an issuer rate that is individually negotiated between that issuer and us and is recorded as contra-revenue within Processed revenue to the extent that there is revenue from the same customer, after which any additional issuer rate is recorded as expense in Business development. Processed revenue also includes fees related to alternative payment solutions, which are generally recognized when the service is performed.

Contra-revenue
Payments made pursuant to contractual arrangements with our merchants, network partners, and other customers are classified as contra-revenue, except where we receive goods, services or other benefits for which the fair value is determinable and measurable, in which case they are recorded as expense.
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
Card Member Services
Card Member services expense represents costs incurred in providing our Card Members with various value-added benefits and services, which are generally expensed as incurred.
Marketing
Marketing expense includes costs incurred in the development and initial placement of advertising, which are expensed in the period in which the advertising first takes place. All other marketing expenses are generally expensed as incurred.

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
When measuring the fair value of our reporting units in the quantitative assessment, we use widely accepted valuation techniques, applying a combination of the income approach (discounted cash flows) and market approach (market multiples). When preparing discounted cash flow models under the income approach, we use internal forecasts to estimate future cash flows expected to be generated by the reporting units. To discount these cash flows, we use the expected cost of equity, determined by using a capital asset pricing model. We believe the discount rates appropriately reflect the risks and uncertainties in the financial markets generally and specifically in our internally-developed forecasts. When using market multiples under the market approach, we apply comparable publicly traded companies’ multiples (e.g., earnings or revenues) to our reporting units’ operating results.
For the years ended December 31, 2022 and 2021, we performed a qualitative assessment in connection with our annual goodwill impairment evaluation and determined that it was more likely than not that the fair values of each of our reporting units exceeded their carrying values. In addition, during the year ended December 31, 2022, we performed a quantitative goodwill impairment assessment for those reporting units which were impacted by the realignment of our operating segments and concluded that their fair values exceeded their carrying values. Refer to Note 24 for further information on the realignment of our operating segments.
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

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
In March 2022, the Financial Accounting Standards Board issued new accounting guidance on troubled debt restructuring (TDR) and write-offs, effective January 1, 2023, with early adoption permitted. The amendments eliminate the existing TDR guidance for those entities that have adopted Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, create a single loan modification accounting model and enhance disclosure requirements for loan modifications and write-offs. Beginning with the quarter ending March 31, 2023, our financial statements will reflect the adoption of this standard on a prospective basis. The updated guidance will not have a material impact to our Consolidated Financial Statements.
Effective January 1, 2020, we adopted the new credit reserving methodology, applicable to certain financial instruments, known as the Current Expected Credit Loss (CECL) methodology resulting in an increase in the reserves for total loans and receivables credit losses on adoption, which was recorded under a modified retrospective transition with an offset to the opening balance of retained earnings. Refer to Note 3 for how management estimates reserves for credit losses in accordance with the CECL methodology.

NOTE 2
LOANS AND CARD MEMBER RECEIVABLES
Our lending and charge payment card products that we offer to consumer, small business and corporate customers result in the generation of Card Member loans and Card Member receivables. We also extend credit to customers through non-card financing products, resulting in Other loans.
CARD MEMBER AND OTHER LOANS
Card Member loans are generally recorded at the time a Card Member enters into a point-of-sale transaction with a merchant and represent revolve-eligible transactions on our card products, as well as any finance charges and associated card-related fees. Card Members with outstanding revolving loans are required to make a minimum monthly payment, and the balances that Card Members choose to revolve are subject to finance charges. These loans have varying terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about Card Members, and in accordance with applicable regulations and the respective product’s terms and conditions.
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
Card Member and Other loans as of December 31, 2022 and 2021 consisted of:

(Millions)	2022	2021
Consumer (a)	$84,964	$70,467
Small Business	22,947	18,040
Corporate	53	55
Card Member loans	107,964	88,562
Less: Reserves for credit losses	3,747	3,305
Card Member loans, net	$104,217	$85,257
Other loans, net (b)	$5,357	$2,859
(a)Includes approximately $28.5 billion and $26.6 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of December 31, 2022 and 2021, respectively.
(b)Other loans represent consumer and commercial non-card financing products, and Small Business Administration Paycheck Protection Program (PPP) loans. There were $7 million and $36 million of gross PPP loans outstanding as of December 31, 2022 and 2021, respectively. Other loans are presented net of reserves for credit losses of $59 million and $52 million as of December 31, 2022 and 2021, respectively.

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
Card Member receivables as of December 31, 2022 and 2021 consisted of:

(Millions)	2022	2021
Consumer	$22,885	$22,392
Small Business	19,629	17,977
Corporate(a)	15,099	13,276
Card Member receivables	57,613	53,645
Less: Reserves for credit losses	229	64
Card Member receivables, net	$57,384	$53,581
(a)Includes $5.2 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of both December 31, 2022 and 2021.

CARD MEMBER LOANS AND RECEIVABLES AGING
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of December 31, 2022 and 2021:

2022 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Consumer	$84,102	$281	$198	$383	$84,964
Small Business	22,731	81	49	86	22,947
Corporate (a)	(b)	(b)	(b)	—	53
Card Member Receivables:
Consumer	22,634	83	56	112	22,885
Small Business	$19,330	$120	$69	$110	$19,629
Corporate (a)	(b)	(b)	(b)	$85	$15,099

2021 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Consumer	$69,960	$158	$112	$237	$70,467
Small Business	17,950	34	19	37	18,040
Corporate (a)	(b)	(b)	(b)	—	55
Card Member Receivables:
Consumer	22,279	41	24	48	22,392
Small Business	$17,846	$59	$28	$44	$17,977
Corporate (a)	(b)	(b)	(b)	$42	$13,276
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

CREDIT QUALITY INDICATORS FOR CARD MEMBER LOANS AND RECEIVABLES
The following tables present the key credit quality indicators as of or for the years ended December 31:

	2022			2021
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Consumer	0.9%	1.2%	1.0%	0.9%	1.3%	0.7%
Small Business	0.7%	0.8%	0.9%	0.6%	0.8%	0.5%
Card Member Receivables:
Consumer	0.8%	0.9%	1.1%	0.3%	0.4%	0.5%
Small Business	1.1%	1.2%	1.5%	0.3%	0.4%	0.7%
Corporate (d)	(b)	0.4%	(c)	(b)	—%	(c)
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.6% and 0.3% as of December 31, 2022 and 2021, respectively.
(d)The net write-off rate for the year ended December 31, 2021 includes a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which had resulted in a write-off in the year ended December 21, 2020.
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

The following tables provide additional information with respect to our impaired loans and receivables as of December 31, 2022, 2021 and 2020:

	As of December 31, 2022
			Accounts Classified as a TDR (c)
2022 (Millions)	Over 90 days Past Due & Accruing Interest (a)	Non-Accruals (b)	In Program (d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Consumer	$252	$155	$781	$1,098	$2,286	$335
Small Business	54	34	267	380	735	108
Corporate	—	—	—	—	—	—
Card Member Receivables:
Consumer	—	—	257	179	436	20
Small Business	—	—	403	402	805	40
Corporate	—	—	6	7	13	1
Other Loans (f)	3	2	19	2	26	—
Total	$309	$191	$1,733	$2,068	$4,301	$504

	As of December 31, 2021
			Accounts Classified as a TDR (c)
2021 (Millions)	Over 90 days Past Due & Accruing Interest (a)	Non-Accruals (b)	In Program (d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Consumer	$149	$82	$708	$997	$1,936	$415
Small Business	19	14	176	332	541	132
Corporate	—	—	—	—	—	—
Card Member Receivables:
Consumer	—	—	133	130	263	9
Small Business	—	—	247	297	544	39
Corporate	—	—	1	6	7	—
Other Loans (f)	1	—	67	2	70	1
Total	$169	$96	$1,332	$1,764	$3,361	$596

	As of December 31, 2020
			Accounts Classified as a TDR (c)
2020 (Millions)	Over 90 days Past Due & Accruing Interest (a)	Non-Accruals (b)	In Program (d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Consumer	$203	$146	$1,586	$248	$2,183	$782
Small Business	21	29	478	67	595	285
Corporate	—	—	—	—	—	—
Card Member Receivables:
Consumer	—	—	240	34	274	60
Small Business	—	—	516	73	589	136
Corporate	—	—	18	2	20	3
Other Loans (f)	2	1	248	6	257	80
Total	$226	$176	$3,086	$430	$3,918	$1,346
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
(c)Accounts classified as a TDR include $48 million, $41 million and $32 million that are over 90 days past due and accruing interest and $17 million, $19 million and $11 million that are non-accruals as of December 31, 2022, 2021 and 2020, respectively.
(d)In Program TDRs include accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $1,922 million, $1,621 million and $316 million of accounts that have successfully completed a modification program and $146 million, $143 million and $114 million of accounts that were not in compliance with the terms of the modification programs as of December 31, 2022, 2021 and 2020, respectively.
(f)Other loans primarily represent consumer and commercial non-card financing products.

LOANS AND RECEIVABLES MODIFIED AS TDRs
The following tables provide additional information with respect to loans and receivables that were modified as TDRs during the years ended December 31:

2022	Number of Accounts (thousands)	Account Balances (millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	149	$1,002	14	(b)
Card Member Receivables	27	900	(c)	20
Other Loans (d)	4	$8	2	17
Total	180	$1,910

2021	Number of Accounts (thousands)	Account Balances (millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	112	$789	13	(b)
Card Member Receivables	21	437	(c)	18
Other Loans (d)	4	$13	3	16
Total	137	$1,239

2020	Number of Accounts (thousands)	Account Balances (millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	272	$2,347	14	(b)
Card Member Receivables	47	1,202	(c)	19
Other Loans (d)	9	$345	3	16
Total	328	$3,894
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

2022	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions) (a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	14	$81
Card Member Receivables	3	38
Other Loans (b)	1	1
Total	18	$120

2021	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions) (a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	24	$174
Card Member Receivables	5	56
Other Loans (b)	3	9
Total	32	$239

2020	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions) (a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	17	$127
Card Member Receivables	3	55
Other Loans (b)	3	6
Total	23	$188
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

The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Fourth quarter of 2022	4%	4% - 9%	(0.1)%	2% -1%
First quarter of 2023	3% - 6%	3% - 9%	5% - (1)%	3% - 1%
Fourth quarter of 2023	3% - 8%	3% - 7%	6% - 0.2%	4% - 3%
Fourth quarter of 2024	3% - 7%	4% - 6%	3% - 2%	3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
CHANGES IN CARD MEMBER LOANS RESERVE FOR CREDIT LOSSES
Card Member loans reserve for credit losses increased for the year ended December 31, 2022, primarily driven by an increase in loans outstanding, higher delinquencies and changes in macroeconomic forecasts, partially offset by the release of COVID-19 pandemic-driven reserves.
Card Member loans reserve for credit losses decreased for the year ended December 31, 2021, primarily due to improved portfolio quality and macroeconomic forecasts, in large part driven by improvement in unemployment rate projections, partially offset by an increase in loans outstanding.
The following table presents changes in the Card Member loans reserve for credit losses for the years ended December 31:

(Millions)	2022	2021	2020
Beginning Balance	$3,305	$5,344	$4,027
Provisions(a)	1,514	(1,155)	3,453
Net write-offs (b)
Principal	(837)	(672)	(1,795)
Interest and fees	(229)	(207)	(375)
Other(c)	(6)	(5)	34
Ending Balance	$3,747	$3,305	$5,344
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $539 million, $657 million and $568 million for the years ended December 31, 2022, 2021 and 2020, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(209) million, $(171) million and $(134) million for the years ended December 31, 2022, 2021 and 2020, respectively.
(c)Primarily includes foreign currency translation adjustments of $(6) million for both the years ended December 31, 2022 and 2021, and $35 million for the year ended December 31, 2020.

CHANGES IN CARD MEMBER RECEIVABLES RESERVE FOR CREDIT LOSSES
Card Member receivables reserve for credit losses increased for the year ended December 31, 2022, primarily driven by higher delinquencies and growth in receivables outstanding.
Card Member receivables reserve for credit losses decreased for the year ended December 31, 2021, primarily due to improved portfolio quality and macroeconomic forecasts, in large part driven by improvement in unemployment rate projections, partially offset by an increase in receivables outstanding.
The following table presents changes in the Card Member receivables reserve for credit losses for the years ended December 31:

(Millions)	2022	2021	2020
Beginning Balance	$64	$267	$126
Provisions (a)	627	(73)	1,015
Net write-offs (b)	(462)	(129)	(881)
Other (c)	—	(1)	7
Ending Balance	$229	$64	$267
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $257 million, $378 million and $386 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amounts include net recoveries (write-offs) from TDRs of $(73) million, $(64) million and $(47) million, for the years ended December 31, 2022, 2021 and 2020, respectively.
(c)Primarily includes foreign currency translation adjustments of $2 million, $(1) million and $5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 4
INVESTMENT SECURITIES
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. The methodology for estimating credit losses for available for sale debt securities requires us to estimate lifetime credit losses for all available-for-sale debt securities in an unrealized loss position. When estimating a security’s probability of default and the recovery rate, we assess the security’s credit indicators, including credit ratings. If our assessment indicates that an estimated credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the estimated credit loss through the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $12 million as of both December 31, 2022 and 2021, presented as Other assets on the Consolidated Balance Sheets.
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
Refer to Note 14 for a description of our methodology for determining the fair value of investment securities.
The following is a summary of investment securities as of December 31:

	2022				2021
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$64	$—	$(10)	$54	$106	$5	$—	$111
U.S. Government agency obligations	5	—	—	5	6	—	—	6
U.S. Government treasury obligations	3,859	—	(73)	3,786	1,680	25	(1)	1,704
Mortgage-backed securities (a)	13	—	—	13	17	1	—	18
Foreign government bonds and obligations	633	—	(1)	632	630	—	—	630
Other (b)	47	—	—	47	43	—	—	43
Equity securities (c)	50	—	(9)	41	66	17	(4)	79
Total	$4,671	$—	$(93)	$4,578	$2,548	$48	$(5)	$2,591
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions. Investments as of December 31, 2021 also include corporate debt securities.
(c)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.
The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022 and 2021:

	2022				2021
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$52	$(10)	$—	$—	$—	$—	$—	$—
U.S. Government treasury obligations	3,710	(72)	52	(1)	477	(1)	—	—
Foreign government bonds and obligations	549	(1)	—	—	—	—	—	—
Total	$4,311	$(83)	$52	$(1)	$477	$(1)	$—	$—
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

The following table summarizes the gross unrealized losses for available-for-sale debt securities by ratio of fair value to amortized cost as of December 31, 2022 and 2021:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2022:
90%–100%	74	$4,287	$(74)	3	$52	$(1)	77	$4,339	$(75)
Less than 90%	14	24	(9)	—	—	—	14	24	(9)
Total as of December 31, 2022	88	$4,311	$(83)	3	$52	$(1)	91	$4,363	$(84)
2021:
90%–100%	5	$477	$(1)	—	$—	$—	5	$477	$(1)
Less than 90%	—	—	—	—	—	—	—	—	—
Total as of December 31, 2021	5	$477	$(1)	—	$—	$—	5	$477	$(1)
Weighted average yields and contractual maturities for available-for-sale debt securities with stated maturities as of December 31, 2022 were as follows:

(Millions)	Due within 1 year	Due after 1 year but within 5 years	Due after 5 years but within 10 years	Due after 10 years	Total
State and municipal obligations (a)	$—	$—	$21	$33	$54
U.S. Government agency obligations (a)	—	—	1	4	5
U.S. Government treasury obligations	2,668	1,109	9	—	3,786
Mortgage-backed securities (a)(b)	—	—	—	13	13
Foreign government bonds and obligations	631	1	—	—	632
Other (c)	—	42	5	—	47
Total Estimated Fair Value	$3,299	$1,152	$36	$50	$4,537

Total Cost	$3,348	$1,177	$36	$60	$4,621
Weighted average yield (d)	2.63%	3.19%	5.06%	2.85%	2.80%
(a)The expected payments on state and municipal obligations, U.S. Government agency obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
(b)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(c)Represents investments in debt securities issued by Community Development Financial Institutions.
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. Refer to Note 1 for further details on the principles of consolidation. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests in the Lending Trust was $16.0 billion and $15.0 billion as of December 31, 2022 and 2021, respectively, and in the Charge Trust was $5.2 billion and $3.2 billion as of December 31, 2022 and 2021, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
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
Restricted cash and cash equivalents held by the Lending Trust was $59 million and $42 million as of December 31, 2022 and 2021, respectively, and by the Charge Trust was nil and $1 million as of December 31, 2022 and 2021, respectively. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the years ended December 31, 2022 and 2021, no such triggering events occurred.

NOTE 6
OTHER ASSETS
The following is a summary of Other assets as of December 31:

(Millions)	2022	2021
Goodwill	$3,786	$3,804
Other intangible assets, at amortized cost	146	201
Other (a)	13,757	13,239
Total	$17,689	$17,244
(a)Primarily includes net deferred tax assets, other receivables net of reserves, investments in non-consolidated entities, prepaid assets, tax credit investments and right-of-use lease assets.
GOODWILL
The changes in the carrying amount of goodwill reported in our reportable operating segments were as follows:

(Millions)	USCS	CS	ICS	GMNS	Total
Balance as of December 31, 2020	$369	$2,124	$799	$560	$3,852
Acquisitions	—	—	—	—	—
Dispositions	—	—	(3)	—	(3)
Other (a)	(1)	(1)	(43)	—	(45)
Balance as of December 31, 2021	$368	$2,123	$753	$560	$3,804
Acquisitions	13	—	—	—	13
Dispositions	—	—	—	—	—
Other (a)	(2)	(1)	(28)	—	(31)
Balance as of December 31, 2022	$379	$2,122	$725	$560	$3,786
(a)Primarily includes foreign currency translation.
During the year ended December 31, 2022, we performed a quantitative goodwill impairment assessment for those reporting units which were impacted by the realignment of our operating segments and concluded that their fair values exceeded their carrying values. Accumulated impairment losses were $221 million as of both December 31, 2022 and 2021.
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
The gross carrying amount for other intangible assets as of December 31, 2022 and 2021 was $720 million and $733 million, respectively, with accumulated amortization of $574 million and $532 million, respectively.
Amortization expense was $51 million, $57 million and $54 million for the years ended December 31, 2022, 2021 and 2020, respectively. For other intangible assets on the Consolidated Balance Sheets as of December 31, 2022, amortization expense is expected to be $49 million in 2023, $44 million in 2024, $20 million in 2025, $10 million in 2026, $9 million in 2027 and $14 million thereafter.

TAX CREDIT INVESTMENTS
We account for our qualified affordable housing (QAH) investments using the proportional amortization method (PAM), which we elected to implement on January 1, 2021 on a prospective basis, and other tax credit investments using the equity method of accounting. As of December 31, 2022 and 2021, we had $1,207 million and $1,124 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, of which $1,146 million and $1,084 million, respectively, related to QAH investments. Included in QAH investments as of December 31, 2022 and 2021, we had $980 million and $994 million, respectively, related to investments in unconsolidated VIEs for which we do not have a controlling financial interest.
As of December 31, 2022, we committed to provide funding related to certain of these QAH investments, which is expected to be paid between 2023 and 2040, resulting in $348 million in unfunded commitments reported in Other liabilities, of which $222 million specifically related to unconsolidated VIEs.
In addition, as of December 31, 2022 we had contractual off-balance sheet obligations to provide additional funding up to $13 million for these QAH investments, fully related to unconsolidated VIEs. We may be required to fund these amounts between 2023 and 2036.
During the years ended December 31, 2022 and 2021, we recognized QAH investment losses of $161 million and $226 million, respectively, with associated tax credits of $141 million and $135 million, respectively, in Income tax provision. During the year ended December 31, 2020 we recognized QAH investment equity method losses of $128 million, in Other, net expenses, with associated tax credits of $129 million, recognized in Income tax provision.

NOTE 7
CUSTOMER DEPOSITS
As of December 31, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2022	2021
U.S.:
Interest-bearing	$109,119	$83,304
Non-interest-bearing (includes Card Member credit balances of: 2022, $605; 2021, $527)	663	553
Non-U.S.:
Interest-bearing	15	18
Non-interest-bearing (includes Card Member credit balances of: 2022, $439; 2021, $503)	442	507
Total customer deposits	$110,239	$84,382
Customer deposits by deposit type as of December 31 were as follows:

(Millions)	2022	2021
Savings and transaction accounts	$76,731	$66,142
Certificates of deposit:
Direct	2,765	1,415
Third-party (brokered)	13,331	3,095
Sweep accounts ―Third-party (brokered)	16,297	12,658
Other deposits	71	42
Card Member credit balances	1,044	1,030
Total customer deposits	$110,239	$84,382
The scheduled maturities of certificates of deposit as of December 31, 2022 were as follows:

(Millions)	2023	2024	2025	2026	2027	After 5 years	Total
Certificates of deposit	$5,790	$6,554	$2,939	$27	$786	$—	$16,096
As of December 31, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2022	2021
U.S.	$998	$521
Non-U.S.	1	1
Total	$999	$522

NOTE 8
DEBT
SHORT-TERM BORROWINGS
Our short-term borrowings outstanding, defined as borrowings with original contractual maturity dates of less than one year, as of December 31 were as follows:

	2022		2021
(Millions, except percentages)	Outstanding Balance	Year-End Stated Interest Rate on Debt (a)	Outstanding Balance	Year-End Stated Interest Rate on Debt (a)
Short-term borrowings (b)	$1,348	0.94%	$2,243	0.58%
Total	$1,348	0.94%	$2,243	0.58%
(a)For floating-rate issuances, the stated interest rates are weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2022 and 2021.
(b)Includes borrowings from banks and book overdrafts with banks due to timing differences arising in the ordinary course of business.
We maintained a three-year committed, revolving, secured borrowing facility that gives us the right to sell up to $2.0 billion face amount of eligible certificates issued from the Lending Trust at any time through September 16, 2024. The facility was undrawn as of both December 31, 2022 and 2021. Additionally, certain of our subsidiaries maintained total committed lines of credit of $186 million and $145 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, $20.9 million and $7.2 million were drawn on these committed lines, respectively.
We paid $7.8 million in fees to maintain the secured borrowing facility in both 2022 and 2021. The committed facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on our credit rating.

LONG-TERM DEBT
Our long-term debt outstanding, defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:

	2022				2021
(Millions, except percentages)	Original Contractual Maturity Dates	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)
American Express Company (Parent Company only)
Fixed Rate Senior Notes	2023 - 2042	$23,813	3.34%	4.00%	$18,324	3.02%	2.03%
Floating Rate Senior Notes	2023 - 2026	3,000	4.78	—	3,300	0.69	—
Fixed-to-Floating Rate Senior Notes	2033	1,250	4.42	—	—	—	—
Fixed Rate Subordinated Notes	2024	574	3.63	5.46	599	3.63	1.38
Fixed-to-Floating Rate Subordinated Notes	2033	750	4.99	—	—	—	—
American Express Credit Corporation
Fixed Rate Senior Notes	2027	328	3.30	—	2,078	2.80	1.32
Floating Rate Senior Notes		—	—	—	300	0.87	—
Lending Trust
Fixed Rate Senior Notes	2023 - 2025	10,499	2.81	—	8,199	2.01	1.82
Floating Rate Senior Notes	2023	2,125	4.67	—	3,325	0.49	—
Fixed Rate Subordinated Notes		—	—	—	212	2.72	—
Floating Rate Subordinated Notes	2023	61	4.89	—	79	0.68	—
Charge Trust
Floating Rate Conduit Borrowings		—	—	—	2,000	0.40	—
Other
Finance Leases	2023 - 2024	3	5.76	—	14	5.49	—
Floating Rate Borrowings	2023 - 2025	254	0.41	—%	297	0.42	—%
Unamortized Underwriting Fees		(84)			(52)
Total Long-Term Debt		$42,573	3.42%		$38,675	2.22%
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Refer to Note 13 for more details on our treatment of fair value hedges.
(b)For floating-rate issuances, the stated interest rate on debt is weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2022 and 2021.
(c)Interest rates with swaps are only presented when swaps are in place to hedge the underlying debt. The interest rates with swaps are weighted based on the outstanding principal balances and the interest rates on the floating leg of the swaps in effect as of December 31, 2022 and 2021.

Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2022 were as follows:

(Millions)	2023	2024	2025	2026	2027	Thereafter	Total
American Express Company (Parent Company only)	$5,750	$7,500	$5,250	$2,450	$4,911	$4,273	$30,134
American Express Credit Corporation	—	—	—	—	339	—	339
Lending Trust	2,685	2,750	7,250	—	—	—	12,685
Other	76	114	67	—	—	—	257
	$8,511	$10,364	$12,567	$2,450	$5,250	$4,273	$43,415
Unamortized Underwriting Fees							(84)
Unamortized Discount and Premium							(522)
Impacts due to Fair Value Hedge Accounting							(236)
Total Long-Term Debt							$42,573
We maintained a committed syndicated bank credit facility of $3.5 billion as of December 31, 2022 and 2021, all of which was undrawn as of the respective dates. The facility has a maturity date of October 15, 2024, and the availability of the facility is subject to compliance with certain covenants, principally our maintenance of a minimum Common Equity Tier 1 (CET1) risk-based capital ratio of 4.5 percent, with certain restrictions in relation to either accessing the facility or distributing capital to common shareholders in the event our CET1 risk-based capital ratio falls between 4.5 percent and 6.5 percent. As of December 31, 2022 and 2021, we were in compliance with the covenants contained in the credit facility.
Additionally, we maintained a three-year committed, revolving, secured borrowing facility that gives us the right to sell up to $3.0 billion face amount of eligible notes issued from the Charge Trust at any time through July 15, 2024. As of December 31, 2022 and 2021, nil and $2.0 billion were outstanding on this facility, respectively.
We paid $14.1 million and $15.7 million in fees to maintain these lines in 2022 and 2021, respectively. These committed facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on our credit rating.
We paid total interest, primarily related to short- and long-term debt, corresponding interest rate swaps and customer deposits, of $2.2 billion, $1.1 billion and $2.0 billion in 2022, 2021 and 2020, respectively.

NOTE 9
OTHER LIABILITIES
The following is a summary of Other liabilities as of December 31:

(Millions)	2022	2021
Membership Rewards liability	$12,789	$11,398
Deferred card and other fees, net	3,027	2,516
Employee-related liabilities (a)	2,530	2,528
Card Member rebate and reward accruals (b)	2,126	1,809
Income tax liability (c)	1,651	1,576
Other (d)	15,227	10,670
Total	$37,350	$30,497
(a)Includes employee benefit plan obligations and incentive compensation.
(b)Card Member rebate and reward accruals include payments to third-party reward partners and cash-back rewards.
(c)Includes repatriation tax liability of $1,012 million as of both December 31, 2022 and 2021, which represents our remaining obligation under the Tax Cuts and Jobs Act enacted on December 22, 2017 (Tax Act) to pay a one-time transition tax on unrepatriated earnings and profits of certain foreign subsidiaries, the net position for current federal, state and non-U.S. income tax liabilities, and deferred tax liabilities for foreign jurisdictions.
(d)Primarily includes negative cash balances for accounts without an associated overdraft credit facility, Travelers Cheques and other prepaid products, lease liabilities, accruals for general operating expenses, payments to cobrand partners, client incentives and dividends payable.
MEMBERSHIP REWARDS
The Membership Rewards program allows enrolled Card Members to earn points that can be redeemed for a broad variety of rewards including, but not limited to, travel, shopping, gift cards, and covering eligible charges. We record a Membership Rewards liability that represents management’s best estimate of the cost of points earned that are expected to be redeemed by Card Members in the future. The weighted average cost (WAC) per point and the Ultimate Redemption Rate (URR) are key assumptions used to estimate the liability. We use statistical and actuarial models to estimate the URR based on redemption trends, card product type, enrollment tenure, card spend levels and credit attributes. The WAC per point assumption is derived from 12 months of redemptions and is adjusted as appropriate for certain changes in redemption costs that are not representative of future cost expectations and expected developments in redemption patterns.
The expense for Membership Rewards points is included in Card Member rewards expense. We periodically evaluate our liability estimation process and assumptions based on developments in redemption patterns, cost per point redeemed, partner contract changes and other factors.
DEFERRED CARD AND OTHER FEES, NET
The carrying amount of deferred card and other fees, net of deferred direct acquisition costs and reserves for membership cancellations, as of December 31, 2022 was as follows:

(Millions)	2022	2021
Deferred card and other fees (a)	$3,380	$2,838
Deferred direct acquisition costs	(173)	(169)
Reserves for membership cancellations	(180)	(153)
Deferred card and other fees, net	$3,027	$2,516
(a)Includes deferred fees for Membership Rewards program participants.

NOTE 10
STOCK-BASED COMPENSATION
STOCK OPTION AND AWARD PROGRAMS
Under our 2016 Incentive Compensation Plan (amended and restated effective May 5, 2020) and previously under our 2007 Incentive Compensation Plan (collectively, Incentive Compensation Plans), awards may be granted to employees and other key individuals who perform services for us and our participating subsidiaries. These awards may be in the form of stock options, restricted stock units or awards (collectively referred to as RSUs) or other incentives or similar awards designed to meet the requirements of non-U.S. jurisdictions.
For our Incentive Compensation Plans, there were a total of 9 million, 12 million and 14 million common shares unissued and available for grant as of December 31, 2022, 2021 and 2020, respectively, as authorized by our Board of Directors and shareholders. We generally issue new common shares upon exercise of options and vesting of RSUs.
Stock-based compensation expense recognized in Salaries and employee benefits in the Consolidated Statements of Income was $373 million, $326 million and $247 million in 2022, 2021 and 2020, respectively, with corresponding income tax benefits of $90 million, $78 million and $59 million in those respective periods.
A summary of stock option and RSU activity as of December 31, 2022, and corresponding changes during the year, are as follows:

	Stock Options		Service-Based RSUs		Service and Performance-Based RSUs
(Shares in thousands)	Shares	Weighted-Average Exercise Price	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price
Outstanding as of December 31, 2021	3,104	$93.33	1,875	$117.36	3,741	$114.22
Granted	1,168	154.57	798	174.48	1,064	163.60
Options exercised/RSUs vested	(638)	88.81	(751)	113.19	(1,097)	89.58
Forfeited	—	—	(134)	139.77	(236)	137.42
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2022	3,634	113.80	1,788	$142.92	3,472	$135.57
Options vested and expected to vest as of December 31, 2022	3,607	113.54
Options exercisable as of December 31, 2022	1,699	$80.57
Stock-based compensation expense is generally recognized ratably based on the grant-date fair value of the awards, net of expected forfeitures, over the vesting period. Generally, the vesting period is the shorter of the vesting schedule as defined in each award agreement or the date an individual will become eligible to retire. Retirement eligibility is dependent upon age and/or years of service.
STOCK OPTIONS
Each stock option has an exercise price equal to the market price of our common stock on the date of grant. Stock options generally vest on the third anniversary of the grant date and have a contractual term of 10 years from the date of grant.
The fair value of options without market conditions is estimated on the date of grant using a Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used for options granted in 2022, 2021 and 2020:

	2022	2021	2020
Dividend yield	1.0%	1.5%	1.4%
Expected volatility(a)	31%	31%	20%
Risk-free interest rate	1.7%	0.8%	1.6%
Expected life of stock option (in years)(b)	7.1	7.2	7.1
Weighted-average fair value per option	$55.30	$32.38	$25.83
(a)The expected volatility is based on both weighted historical and implied volatilities of our common stock price.
(b)The expected life of stock options was determined using both historical data and expectations of option exercise behavior.
Certain executives were awarded a grant of stock options on October 31, 2022 that vest, subject to achieving performance and market conditions. These options vest in tranches on the third and fourth anniversaries from the grant date, subject to continued employment through the applicable anniversary, and have a contractual term of seven years. The fair value was estimated at the grant date using a Monte Carlo valuation model assuming a dividend yield of 1.4 percent, expected volatility (based on both weighted historical and implied volatilities of our common stock price) of 34 percent, risk-free rate of 3.9 percent and an expected life of seven years, resulting in a fair value of $50.10.
The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of our stock price exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2022, were as follows:

	Outstanding	Exercisable	Vested and Expected to Vest
Weighted-average remaining contractual life (in years)	5.6	3.6	5.6
Aggregate intrinsic value (millions)	$131	$114	$131
As of December 31, 2022, there was $46 million of total unrecognized compensation cost related to unvested options, which will be recognized over the weighted-average remaining vesting period of 3.0 years.
For stock options that were exercised during 2022, 2021 and 2020, the intrinsic value, based upon the fair value of our stock price at the date the options were exercised, was $56 million, $86 million and $47 million, respectively; cash received by the Company from the exercise of stock options was $56 million, $64 million and $44 million during those respective periods. The income tax benefit recognized in the Consolidated Statements of Income related to stock option exercises was $9 million, $14 million and $7 million in 2022, 2021 and 2020, respectively.
RESTRICTED STOCK UNITS/AWARDS
We grant RSUs that contain either a) service conditions or b) both service and performance conditions. RSUs containing only service conditions generally vest ratably over three years, or four years for awards granted prior to 2022, beginning with the first anniversary of the grant date. RSUs containing both service and performance conditions generally vest on the third anniversary of the grant date, and the number of shares earned depends on the achievement of predetermined Company metrics. RSU holders receive dividend equivalents or dividends.
Performance-based RSUs include a relative total shareholder return (r-TSR) modifier so that our actual shareholder return relative to a comparable peer group is one of the performance conditions that determines the number of shares ultimately issued upon vesting.
The fair value of RSUs that do not include the r-TSR modifier, including those that contain only service conditions, is measured using our stock price on the grant date. The fair value of service and performance-based RSUs that include the r-TSR modifier is determined using a Monte Carlo valuation model with the following weighted-average assumptions in 2022, 2021 and 2020:

	2022	2021	2020
Expected volatility(a)	42%	41%	19%
Risk-free interest rate	1.4%	0.2%	1.4%
Remaining performance period (in years)	2.9	2.9	2.9
(a)The expected volatility is based on historical volatility of our common stock price.
As of December 31, 2022, there was $247 million of total unrecognized compensation cost related to non-vested RSUs, which will be recognized over the weighted-average remaining vesting period of 1.7 years.
The weighted-average grant date fair value of RSUs granted in 2022, 2021 and 2020 was $168.26, $123.66 and $124.47, respectively.
For RSUs vested during 2022, 2021 and 2020, the total fair value, based upon our stock price at the date the RSUs vested, was $323 million, $227 million and $291 million, respectively.
LIABILITY-BASED AWARDS
Other incentive awards can be settled with cash or equity shares at our discretion and final Compensation and Benefits Committee approval. These awards are generally settled with cash and thus are classified as liabilities; therefore, the fair value is determined at the date of grant and remeasured quarterly as part of compensation expense over the vesting period. Cash paid upon vesting of these awards in 2022, 2021 and 2020 was $50 million, $53 million and $81 million, respectively.

NOTE 11
RETIREMENT PLANS
DEFINED CONTRIBUTION RETIREMENT PLANS
We sponsor defined contribution retirement plans, the principal plan being the Retirement Savings Plan (RSP), a 401(k) savings plan with a profit-sharing component. The RSP is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the United States. The total expense for all defined contribution retirement plans globally was $259 million, $269 million and $267 million in 2022, 2021 and 2020, respectively.
DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Our primary defined benefit pension plans that cover certain employees in the United States and United Kingdom are closed to new entrants and existing participants do not accrue any additional benefits. Some employees outside the United States and United Kingdom are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements. We comply with minimum funding requirements in all countries. We also sponsor unfunded other postretirement benefit plans that provide health care and life insurance to certain retired U.S. employees. For these plans, the total net benefit was $24 million, $26 million and $8 million in 2022, 2021 and 2020, respectively.
We recognize the funded status of our defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, the unfunded status related to the defined benefit pension plans and other postretirement benefit plans was $278 million and $414 million, respectively, and is recorded in Other liabilities.

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

In 2006, Mawarid Investments Limited filed a request for confidential arbitration under the 1998 London Court of International Arbitration Rules in connection with certain claims arising under a shareholders agreement between Mawarid and TRS relating to a joint venture between the parties, Amex (Middle East) BSC(c) (AEME). In 2008, the tribunal rendered a partial award, including a direction that an audit should take place to verify whether acquirer discount revenue related to transactions occurring with airlines located in the Middle East region had been properly allocated to AEME since its inception in 1992. In September 2021, the tribunal rendered a further partial award regarding the location of transactions through non-physical channels. In May 2022, the tribunal further clarified the 2021 partial award and the discount rate that should apply to transactions through non-physical channels. A final award is now expected in 2023.
In May 2020, we began responding to a review by the Office of the Comptroller of the Currency (OCC) and the Department of Justice (DOJ) Civil Division regarding historical sales practices relating to sales to small business customers in the United States. In January 2021, we received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York (EDNY) regarding these sales practices issues, as well as a Civil Investigative Demand from the Consumer Protection Bureau (CFPB) pertaining to its investigation into sales practices related to consumers. In January 2023, the CFPB notified us that its investigation was completed and that it does not intend to recommend an enforcement action be taken against us at this time. The OCC, DOJ and EDNY reviews and investigations are ongoing and could result in enforcement actions or other regulatory proceedings against us seeking fines or other remedial actions. We are cooperating with all inquiries.
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

COMMITMENTS
Total lease expense includes rent expenses, adjustments for rent concessions, rent escalations and leasehold improvement allowances and is recognized on a straight-line basis over the lease term. Total lease expense for the years ended December 31, 2022, 2021 and 2020 was $188 million, $161 million and $177 million, respectively.
Lease liabilities are recognized at the present value of the contractual fixed lease payments, discounted using our incremental borrowing rate as of the lease commencement date or upon modification of the lease. For lease liabilities outstanding as of December 31, 2022, the weighted average remaining lease term was 19 years and the weighted average rate used to discount lease commitments was 3 percent.
The following represents the maturities of our outstanding lease commitments as of December 31, 2022:

(Millions)
2023	$157
2024	144
2025	121
2026	105
2027	93
Thereafter	892
Total Outstanding Fixed Lease Payments	$1,512
Less: Amount representing interest	$(539)
Lease Liabilities	$973
As of December 31, 2022, we had approximately $2.0 billion in financial commitments outstanding related to agreements with certain cobrand partners under which we are required to make a certain level of minimum payments over the life of the agreement, generally ranging from five to ten years. Such commitments are designed to be satisfied by the payment we make to such cobrand partners primarily based on Card Members’ spending and earning rewards on their cobrand cards and as we acquire new Card Members. In the event these payments do not fully satisfy the commitment, we generally pay the cobrand partner up to the amount of the commitment in exchange for an equivalent value of reward points.

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
Interest rate risk primarily arises through the funding of Card Member receivables and fixed-rate loans with variable-rate borrowings, as well as through the risk to net interest margin from changes in the relationship between benchmark rates such as Prime, the secured overnight financing rate and the overnight indexed swap rate. Interest rate exposure within our charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt and deposits compared to fixed-rate debt and deposits. In addition, interest rate swaps are used from time to time to economically convert fixed-rate debt obligations to variable-rate obligations, or to convert variable-rate debt obligations to fixed-rate obligations. We may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.
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
A majority of our derivative assets and liabilities as of December 31, 2022 and 2021 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets. To further mitigate counterparty credit risk, we exercise our rights under executed credit support agreements with the respective derivative counterparties for our bilateral interest rate swaps and select foreign exchange contracts. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of December 31, 2022, these derivatives were not in a material net liability position and we had no material risk exposure to any individual derivative counterparty. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of December 31, 2022 and 2021, no credit risk adjustment to the derivative portfolio was required.

Our derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 14 for a description of our methodology for determining the fair value of derivatives.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$204	$211	$—
Net investment hedges - Foreign exchange contracts	350	219	251	54
Total derivatives designated as hedging instruments	350	423	462	54
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	171	167	339	85
Total derivatives, gross	521	590	801	139
Derivative asset and derivative liability netting (b)	(257)	(93)	(257)	(93)
Cash collateral netting (c)	(11)	(204)	(212)	(4)
Total derivatives, net	$253	$293	$332	$42
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
We posted $8 million and $11 million as of December 31, 2022 and 2021, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.
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
Interest Rate Contracts
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $8.1 billion and $12.9 billion of fixed-rate debt obligations designated in fair value hedging relationships as of December 31, 2022 and 2021, respectively.
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

The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the years ended December 31:

	Gains (losses)
(Millions)	2022	2021	2020
Fixed-rate long-term debt	$473	$385	$(405)
Derivatives designated as hedging instruments	(476)	(385)	409
Total	$(3)	$—	$4
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $7.8 billion and $13.1 billion as of December 31, 2022 and 2021, respectively, including the cumulative amount of fair value hedging adjustments of $(236) million and $237 million for the respective periods.
We recognized in Interest expense on Long-term debt a net decrease of $57 million for the year ended December 31, 2022 and net decreases of $256 million for both the years ended December 31, 2021 and 2020. These were primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
NET INVESTMENT HEDGES
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $12.5 billion and $12.6 billion of foreign currency derivatives designated as net investment hedges as of December 31, 2022 and 2021, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were gains of $237 million and $176 million and losses of $253 million for the years ended December 31, 2022, 2021 and 2020, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $21.7 billion and $19.0 billion as of December 31, 2022 and 2021, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gain of $8 million, a net loss of $21 million and a net gain of $10 million for the years ended December 31, 2022, 2021 and 2020, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
In 2022, we recorded an embedded derivative with a notional amount of $78 million, related to seller earnout shares granted to us upon the completion of a business combination between our equity method investee, Global Business Travel Group, and Apollo Strategic Growth Capital. This embedded derivative had a fair value of $27 million as of December 31, 2022. The changes in the fair value of the embedded derivative resulted in gains of $4 million for the year ended December 31, 2022, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

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
We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the years ended December 31, 2022 and 2021, there were no Level 3 transfers.
FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT FAIR VALUE
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy (as described in the preceding paragraphs), as of December 31:

	2022				2021
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$41	$40	$1	$—	$79	$78	$1	$—
Debt securities	4,537	—	4,490	47	2,512	—	2,480	32
Derivatives, gross (a)(b)	521	—	494	27	590	—	590	—
Total Assets	5,099	40	4,985	74	3,181	78	3,071	32
Liabilities:
Derivatives, gross (a)	801	—	801	—	139	—	139	—
Total Liabilities	$801	$—	$801	$—	$139	$—	$139	$—
(a)Refer to Note 4 for the fair values of investment securities and to Note 13 for the fair values of derivative assets and liabilities, on a further disaggregated basis.
(b)Level 3 fair value reflects an embedded derivative. Management reviews and applies judgment to the valuation of the embedded derivative that is performed by an independent third party using a Monte Carlo simulation that models a range of probable future stock prices based on implied volatility in a risk neutral framework. Refer to Note 13 for additional information about this embedded derivative.

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
We reaffirm our understanding of the valuation techniques used by our pricing services at least annually. In addition, we corroborate the prices provided by our pricing services by comparing them to alternative pricing sources. In instances where price discrepancies are identified between different pricing sources, we evaluate such discrepancies to ensure that the prices used for our valuation represent the fair value of the underlying investment securities. Refer to Note 4 for additional information on investment securities.
Within Level 3 of the fair value hierarchy are our holdings of debt securities issued by Community Development Financial Institutions. We take the carrying value for these investment securities to be a reasonable proxy for their fair value unless we determine, based on our internal credit model, that there are indicators that the contractual cash flows will not be received in full.
Derivative Financial Instruments
The fair value of our Level 2 derivative financial instruments is estimated by using third-party pricing models, where the inputs to those models are readily observable from active markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives as described below. We reaffirm our understanding of the valuation techniques at least annually and validate the valuation output on a quarterly basis.
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
Our Level 3 derivative financial instrument represents an embedded derivative in the form of seller earnout shares granted to us following the completion of a business combination between our equity method investee, Global Business Travel Group, and Apollo Strategic Growth Capital. The fair valuation is performed by an independent third party using a Monte Carlo Simulation technique that models a range of probable future stock prices using the following significant inputs: term of the earnout, initial stock price, annual expected volatility of the common stock over the expected term, annual risk-neutral rate of return over the contractual term and dividend yield, which is further reviewed by management.
Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of our credit quality or that of our counterparties. We consider the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 13 for additional information on derivative financial instruments.

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT OTHER THAN FAIR VALUE
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31, 2022 and 2021. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2022 and 2021, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

2022 (Billions)	Carrying Value	Corresponding Fair Value Amount
		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$34	$34	$32	$2	$—
Other financial assets(b)	60	60	—	60	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves(c)	110	113	—	—	113

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	123	123	—	123	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	16	16	—	16	—
Long-term debt(c)	$43	$42	$—	$42	$—

2021 (Billions)	Carrying Value	Corresponding Fair Value Amount
		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$22	$22	$20	$2	$—
Other financial assets(b)	56	56	—	56	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves(c)	88	91	—	—	91

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	105	105	—	105	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	5	5	—	5	—
Long-term debt(c)	$39	$40	$—	$40	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $5.2 billion held by a consolidated VIE as of both December 31, 2022 and 2021), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $28.4 billion and $26.7 billion as of December 31, 2022 and 2021, respectively, and the fair values of Long-term debt were $12.3 billion and $13.9 billion as of December 31, 2022 and 2021, respectively.
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

We estimate the Level 3 fair value of equity investments without readily determinable fair values based on price changes as of the date of new similar equity financing transactions completed by the companies in our portfolio. Impairments on such investments are recorded to account for the difference between the estimated fair value and carrying value of an investment based on a qualitative assessment of impairment indicators such as business performance, general market conditions and the economic and regulatory environment. When an impairment triggering event occurs, the fair value measurement is generally derived by taking into account all available information, such as share prices of publicly traded peer companies, internal valuations performed by our investees, and other third-party fair value data. The fair value of impaired investments represents a Level 3 fair value measurement. The carrying value of equity investments without readily determinable fair values totaled $1.0 billion and $1.3 billion as of December 31, 2022 and 2021, respectively. As of December 31, 2022, approximately $0.6 billion represented a nonrecurring Level 3 fair value measurement for certain of our equity investments. There were no nonrecurring Level 3 fair value measurements related to our equity investments without readily determinable fair values as of December 31, 2021. These amounts are included within Other assets on the Consolidated Balance Sheets. We recorded unrealized gains of $94 million, $729 million and $113 million for the years ended December 31, 2022, 2021 and 2020, respectively. Unrealized losses representing impairments were $388 million, $2 million and $20 million for the years ended December 31, 2022, 2021 and 2020, respectively. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains for equity investments without readily determinable fair values totaled $1.2 billion and $1.1 billion as of December 31, 2022 and 2021, respectively, and cumulative unrealized losses representing impairments were $394 million and $10 million as of December 31, 2022 and 2021, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both December 31, 2022 and 2021.

NOTE 15
GUARANTEES
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $21 million, respectively, as of December 31, 2022 and $1 billion and $24 million, respectively, as of December 31, 2021, all of which were primarily related to our real estate arrangements and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.
NOTE 16
COMMON AND PREFERRED SHARES
The following table shows authorized shares and provides a reconciliation of common shares issued and outstanding for the years ended December 31:

(Millions, except where indicated)	2022	2021	2020
Common shares authorized (billions) (a)	3.6	3.6	3.6
Shares issued and outstanding at beginning of year	761	805	810
Repurchases of common shares	(20)	(46)	(7)
Other, primarily stock option exercises and restricted stock awards granted	2	2	2
Shares issued and outstanding as of December 31	743	761	805
(a)Of the common shares authorized but unissued as of December 31, 2022, approximately 18 million shares are reserved for issuance under employee stock and employee benefit plans.
On September 23, 2019, the Board of Directors authorized the repurchase of up to 120 million common shares from time to time, subject to market conditions and in accordance with our capital plans. This authorization replaced the prior repurchase authorization and does not have an expiration date. During 2022, 2021 and 2020, we repurchased 20 million common shares with a cost basis of $3.3 billion, 46 million common shares with a cost basis of $7.6 billion, and 7 million common shares with a cost basis of $0.9 billion, respectively. The cost basis includes commissions paid of $4.2 million, $5.6 million and $1.0 million in 2022, 2021 and 2020, respectively. As of December 31, 2022, we had approximately 36 million common shares remaining under the Board share repurchase authorization.
Common shares are generally retired by us upon repurchase (except for 2.4 million shares held as treasury shares as of December 31, 2022 and 2.5 million shares held as treasury shares as of both December 31, 2021 and 2020); retired common shares and treasury shares are excluded from the shares outstanding in the table above. The treasury shares, with a cost basis of $262 million, $271 million and $279 million as of December 31, 2022, 2021 and 2020, respectively, are included as a reduction to Additional paid-in capital in Shareholders’ equity on the Consolidated Balance Sheets.

PREFERRED SHARES
The Board of Directors may authorize the issuance of up to 20 million preferred shares at a par value of $1.66 2/3 per share without further shareholder approval. We have the following perpetual Fixed Rate Reset Noncumulative Preferred Share series issued and outstanding as of December 31, 2022:

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
In 2021, we paid $1.6 billion to redeem in full the previously outstanding Series B and Series C preferred shares. The difference between the redemption value and carrying value of the redeemed Series B and Series C preferred shares resulted in a $16 million reduction to net income available to common shareholders for the year ended December 31, 2021.
There were no warrants issued and outstanding as of December 31, 2022, 2021 and 2020.

NOTE 17
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI is a balance sheet item in Shareholders’ equity on the Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three years ended December 31 were as follows:

(Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), Net of Hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2019	$33	$(2,189)	$(581)	$(2,737)
Net change	32	(40)	(150)	(158)
Balances as of December 31, 2020	65	(2,229)	(731)	(2,895)
Net change	(42)	(163)	155	(50)
Balances as of December 31, 2021	23	(2,392)	(576)	(2,945)
Net change	(87)	(230)	52	(265)
Balances as of December 31, 2022	$(64)	$(2,622)	$(524)	$(3,210)
(a)Refer to Note 13 for additional information on hedging activity.
The following table shows the tax impact for the years ended December 31 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
(Millions)	2022	2021	2020
Net unrealized (losses) gains on debt securities	$(27)	$(13)	$9
Foreign currency translation adjustment, net of hedges	75	51	(62)
Pension and other postretirement benefits	27	52	(28)
Total tax impact	$75	$90	$(81)
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, were not significant for the years ended December 31, 2022, 2021 and 2020.

NOTE 18
SERVICE FEES AND OTHER REVENUE AND OTHER EXPENSES
The following is a detail of Service fees and other revenue for the years ended December 31:

(Millions)	2022	2021	2020
Service fees	$1,444	$1,385	$1,280
Foreign currency-related revenue	1,202	624	517
Delinquency fees	809	637	772
Travel commissions and fees	507	244	102
Other fees and revenues	559	426	31
Total Service fees and other revenue	$4,521	$3,316	$2,702
The following is a detail of Other expenses for the years ended December 31:

(Millions)	2022	2021	2020
Data processing and equipment	$2,606	$2,431	$2,334
Professional services	2,074	1,958	1,789
Net unrealized and realized losses (gains) on Amex Ventures investments	302	(767)	(152)
Other	1,499	1,195	1,354
Total Other expenses	$6,481	$4,817	$5,325
NOTE 19
RESTRUCTURING
We periodically initiate restructuring programs to support new business strategies and to enhance our overall effectiveness and efficiency. In connection with these programs, we will typically incur severance and other exit costs.
We had $135 million, $67 million and $197 million accrued in total restructuring reserves as of December 31, 2022, 2021 and 2020, respectively. Restructuring expense, which primarily relates to new severance charges, net of revisions to existing reserves, was $142 million, $(10) million and $125 million for the years ended December 31, 2022, 2021 and 2020, respectively. The cumulative expense relating to the restructuring programs that were in progress during 2022 and initiated at various dates between 2019 and 2022 was $270 million, the majority of which has been reflected within Corporate & Other.

NOTE 20
INCOME TAXES
The components of income tax expense for the years ended December 31 included in the Consolidated Statements of Income were as follows:

(Millions)	2022	2021	2020
Current income tax expense:
U.S. federal	$2,445	$1,656	$1,122
U.S. state and local	339	351	339
Non-U.S.	476	328	639
Total current income tax expense	3,260	2,335	2,100
Deferred income tax (benefit) expense:
U.S. federal	(763)	231	(931)
U.S. state and local	(117)	22	(119)
Non-U.S.	(309)	41	111
Total deferred income tax (benefit) expense	(1,189)	294	(939)
Total income tax expense	$2,071	$2,629	$1,161
A reconciliation of the U.S. federal statutory rate of 21 percent as of December 31, 2022, 2021 and 2020, to our actual income tax rate was as follows:

	2022	2021	2020
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
(Decrease) increase in taxes resulting from:
Tax credits and tax-exempt income (a)	(0.9)	(0.1)	(4.1)
State and local income taxes, net of federal benefit	3.1	3.0	3.7
Non-U.S. subsidiaries' earnings	(0.1)	1.1	2.4
Tax settlements and lapse of statute of limitations	(2.1)	(0.3)	(1.6)
Valuation allowances	(0.1)	—	4.0
Other	0.7	(0.1)	1.6
Actual tax rates	21.6%	24.6%	27.0%
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

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2022	2021
Deferred tax assets:
Reserves not yet deducted for tax purposes	$4,052	$3,637
Employee compensation and benefits	353	359
Net operating loss and tax credit carryforwards	411	398
Other	776	809
Gross deferred tax assets	5,592	5,203
Valuation allowance	(537)	(472)
Deferred tax assets after valuation allowance	5,055	4,731
Deferred tax liabilities:
Intangibles and fixed assets	671	1,320
Deferred revenue	126	189
Deferred interest	118	133
Investment in joint ventures	17	183
Other	618	521
Gross deferred tax liabilities	1,550	2,346
Net deferred tax assets	$3,505	$2,385
The net operating loss and tax credit carryforward balance as of December 31, 2022, shown in the table above, is related to pre-tax U.S. federal and non-U.S. net operating loss (NOL) carryforwards of $27 million and $1.0 billion, respectively, and foreign tax credit (FTC) carryforwards of $121 million. If not utilized, certain U.S. federal and non-U.S. NOL carryforwards will expire between 2023 and 2037, whereas others have an unlimited carryforward period. The FTC carryforwards will expire between 2030 and 2032.
A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized. The valuation allowances for both periods presented above are associated with certain non-U.S. deferred tax assets, state NOLs, and FTC carryforwards.
Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $1.1 billion as of December 31, 2022, are intended to be permanently reinvested outside the U.S. We do not provide for state income and foreign withholding taxes on foreign earnings intended to be permanently reinvested outside the U.S. Accordingly, state income and foreign withholding taxes, which would have aggregated to approximately $0.1 billion as of December 31, 2022, have not been provided on those earnings.
Net income taxes paid by us during 2022, 2021 and 2020, were approximately $3.0 billion, $1.6 billion and $2.2 billion, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.
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

The following table presents changes in unrecognized tax benefits:

(Millions)	2022	2021	2020
Balance, January 1	$1,024	$790	$726
Increases:
Current year tax positions	119	64	57
Tax positions related to prior years	30	225	105
Effects of foreign currency translations	—	—	—
Decreases:
Tax positions related to prior years	(30)	(14)	(24)
Settlements with tax authorities	(74)	(15)	(15)
Lapse of statute of limitations	(104)	(17)	(58)
Effects of foreign currency translations	(3)	(9)	(1)
Balance, December 31	$962	$1,024	$790
Included in the unrecognized tax benefits of $1.0 billion, $1.0 billion and $0.8 billion for December 31, 2022, 2021 and 2020, respectively, are approximately $750 million, $780 million and $580 million, respectively, that, if recognized, would favorably affect the effective tax rate in a future period.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $150 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $150 million of unrecognized tax benefits, approximately $118 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the years ended December 31, 2022, 2021 and 2020, we recognized approximately $10 million, $40 million and $260 million, respectively, in expenses for interest and penalties.
We had approximately $380 million accrued for the payment of interest and penalties as of both December 31, 2022 and 2021.

NOTE 21
EARNINGS PER COMMON SHARE (EPS)
The computations of basic and diluted EPS for the years ended December 31 were as follows:

(Millions, except per share amounts)	2022	2021	2020
Numerator:
Basic and diluted:
Net income	$7,514	$8,060	$3,135
Preferred dividends	(57)	(71)	(79)
Equity-related adjustments (a)	—	(16)	—
Net income available to common shareholders	7,457	7,973	3,056
Earnings allocated to participating share awards (b)	(57)	(56)	(20)
Net income attributable to common shareholders	$7,400	$7,917	$3,036
Denominator: (b)
Basic: Weighted-average common stock	751	789	805
Add: Weighted-average stock options (c)	1	1	1
Diluted	752	790	806
Basic EPS	$9.86	$10.04	$3.77
Diluted EPS	$9.85	$10.02	$3.77
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
(c)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.39 million, 0.01 million and 0.53 million of options for the years ended December 31, 2022, 2021 and 2020, respectively, because inclusion of the options would have been anti-dilutive.

NOTE 22
REGULATORY MATTERS AND CAPITAL ADEQUACY
We are supervised and regulated by the Board of Governors of the Federal Reserve System (the Federal Reserve) and are subject to the Federal Reserve’s requirements for risk-based capital and leverage ratios. Our U.S. bank subsidiary, American Express National Bank (AENB), is subject to supervision and regulation, including regulatory capital and leverage requirements, by the OCC.
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
As of December 31, 2022 and 2021, we met all capital requirements to which we were subject and maintained regulatory capital ratios in excess of those required to qualify as well capitalized.
The following table presents the regulatory capital ratios:

(Millions, except percentages)	CET 1 capital	Tier 1 capital	Total capital	CET 1 capital ratio	Tier 1 capital ratio	Total capital ratio	Tier 1 leverage ratio
December 31, 2022: (a)
American Express Company	$20,030	$21,627	$24,926	10.3%	11.1%	12.8%	9.9%
American Express National Bank	$14,820	$14,820	$17,273	11.3%	11.3%	13.2%	9.7%
December 31, 2021: (a)
American Express Company	$17,554	$19,186	$21,506	10.5%	11.5%	12.9%	10.5%
American Express National Bank	$13,085	$13,085	$15,283	11.8%	11.8%	13.7%	10.5%
Well-capitalized ratios (b)
American Express Company				N/A	6.0%	10.0%	N/A
American Express National Bank				6.5%	8.0%	10.0%	5.0%
Minimum capital ratios (c)				4.5%	6.0%	8.0%	4.0%
Effective Minimum (d)
American Express Company				7.0%	8.5%	10.5%	4.0%
American Express National Bank				7.0%	8.5%	10.5%	4.0%
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
RESTRICTED NET ASSETS OF SUBSIDIARIES
Certain of our subsidiaries are subject to restrictions on the transfer of net assets under debt agreements and regulatory requirements. These restrictions have not had any effect on our shareholder dividend policy and management does not anticipate any impact in the future. Procedures exist to transfer net assets between the Company and its subsidiaries, while ensuring compliance with the various contractual and regulatory constraints. As of December 31, 2022, the aggregate amount of net assets of subsidiaries that are restricted to be transferred was approximately $12.0 billion.

BANK HOLDING COMPANY DIVIDEND RESTRICTIONS
We are limited in our ability to pay dividends by the Federal Reserve, which could prohibit a dividend that would be considered an unsafe or unsound banking practice. It is the policy of the Federal Reserve that bank holding companies generally should pay dividends on preferred and common stock only out of net income available to common shareholders generated over the past year, and only if prospective earnings retention is consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Moreover, bank holding companies are required by statute to be a source of strength to their insured depository institution subsidiaries and should not maintain dividend levels that undermine their ability to do so. On an annual basis, we are required to develop and maintain a capital plan, which includes planned dividends. We may be subject to limitations and restrictions on our dividends, if, among other things, (i) our regulatory capital ratios do not satisfy applicable minimum requirements and buffers or (ii) we are required to resubmit our capital plan.
BANK DIVIDEND RESTRICTIONS
In the year ended December 31, 2022, AENB paid dividends from retained earnings to its parent of $4.6 billion. AENB is limited in its ability to pay dividends by banking statutes, regulations and supervisory policy. In general, applicable federal and state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as AENB, from making dividend distributions if such distributions are not paid out of available retained earnings or would cause the institution to fail to meet capital adequacy standards. If AENB’s risk-based capital ratios do not satisfy minimum regulatory requirements and applicable buffers, it will face graduated constraints on dividends and other capital distributions. In determining the dividends to pay its parent, AENB must also consider the effects on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies. In addition, AENB's banking regulators have authority to limit or prohibit the payment of a dividend by AENB under a number of circumstances, including if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

NOTE 23
SIGNIFICANT CREDIT CONCENTRATIONS
Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to American Express’ total credit exposure. Our customers operate in diverse industries, economic sectors and geographic regions.
The following table details our maximum credit exposure of the on-balance sheet assets by category as of December 31:

(Billions)	2022	2021
Individuals: (a)	$156	$131
United States	129	108
Outside the United States (b)	27	23
Institutions:
Financial services (c)	36	24
Other (d)	17	15
U.S. Government and agencies (e)	4	2
Total on-balance sheet	$213	$172
(a)Primarily reflects loans and receivables from global consumer and small business Card Members, which are governed by individual credit risk management.
(b)The geographic regions with the largest concentration outside the United States include the United Kingdom, Japan, the European Union, Australia, Canada and Mexico.
(c)Represents banks, broker-dealers, insurance companies and savings and loan associations, which are governed by institutional credit risk management.
(d)Primarily reflects loans and receivables from global corporate Card Members, which are governed by institutional credit risk management.
(e)Represent debt obligations of the U.S. Government and its agencies, states and municipalities and government-sponsored entities. Risk management for these balances is governed by our Asset and Liability Management Committee.
As of December 31, 2022 and 2021, our most significant concentration of credit risk was with individuals. These amounts are generally advanced on an unsecured basis. However, we review each potential customer’s credit application and evaluate the applicant’s financial history and ability and willingness to repay. We also consider credit performance by customer tenure, industry and geographic location in managing credit exposure.
As of December 31, 2022 and 2021, we had approximately $350 billion and $327 billion, respectively of unused credit, primarily available to customers as part of established lending product agreements, of which approximately 80 percent was related to customers within the United States in both periods. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit and therefore are not reflected in unused credit.

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
Effective for the first quarter of 2022, we updated the methodology used to allocate certain revenues; prior period amounts have been recast to conform to current period presentation.
Effective for the third quarter of 2022, we realigned our reportable segments to reflect organizational changes announced during the second quarter of 2022. Prior periods have been recast to conform to the new reportable operating segments.
The following is a brief description of the primary business activities of our four new reportable operating segments:
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

The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the years ended December 31, 2022, 2021 and 2020:

(Millions, except where indicated)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
2022
Total non-interest revenues	$16,440	$12,196	$8,262	$6,123	$(54)	$42,967
Revenue from contracts with customers (b)	12,478	10,844	5,301	5,603	(7)	34,219
Interest income	8,457	2,070	1,453	23	655	12,658
Interest expense	983	697	654	(329)	758	2,763
Total revenues net of interest expense	23,914	13,569	9,061	6,475	(157)	52,862
Pretax income (loss)	5,400	2,880	578	2,954	(2,227)	9,585
Total assets (billions)	$94	$51	$37	$20	$26	$228
2021
Total non-interest revenues	$12,989	$9,833	$6,761	$5,021	$26	$34,630
Revenue from contracts with customers (b)	9,823	8,659	4,368	4,694	172	27,716
Interest income	6,328	1,408	1,116	16	165	9,033
Interest expense	395	330	442	(92)	208	1,283
Total revenues net of interest expense	18,922	10,911	7,435	5,129	(17)	42,380
Pretax income (loss)	5,958	2,936	929	1,874	(1,008)	10,689
Total assets (billions)	$77	$45	$33	$15	$19	$189
2020
Total non-interest revenues	$10,125	$8,210	$5,877	$4,209	$(319)	$28,102
Revenue from contracts with customers (b)	7,261	7,123	3,663	3,948	(21)	21,974
Interest income	7,009	1,532	1,244	18	280	10,083
Interest expense	787	508	379	(82)	506	2,098
Total revenues net of interest expense	16,347	9,234	6,742	4,309	(545)	36,087
Pretax income (loss)	3,103	1,013	521	1,294	(1,635)	4,296
Total assets (billions)	$65	$35	$28	$14	$49	$191
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue, certain service fees and other revenue and processed revenues from customers.
Total Revenues Net of Interest Expense
We allocate discount revenue and certain other revenues among segments using a transfer pricing methodology. Within the USCS, CS and ICS segments, discount revenue generally reflects the issuer component of the overall discount revenue generated by each segment’s Card Members; within the GMNS segment, discount revenue generally reflects the network and acquirer component of the overall discount revenue being allocated.
Net card fees, processed revenue and certain other revenues are directly attributable to the segment in which they are reported.
Interest and fees on loans and certain investment income is directly attributable to the segment in which it is reported. Interest expense represents an allocated funding cost based on a combination of segment funding requirements and internal funding rates.
Provisions for Credit Losses
The provisions for credit losses are directly attributable to the segment in which they are reported.
Expenses
Card Member rewards and Card Member services expenses are included in each segment based on the actual expenses incurred. Business development and Marketing expenses are included in each segment based on the actual expenses incurred. Global brand advertising is primarily allocated to the segments based on the relative levels of revenue.
Salaries and employee benefits and other expenses reflect both costs incurred directly within each segment, as well as allocated expenses. The allocated expenses include service costs, which primarily reflect salaries and benefits associated with our technology and customer servicing groups, and overhead expenses. Service costs are allocated based on activities directly attributable to the segment, and overhead expenses are allocated based on the relative levels of revenue and Card Member loans and receivables.

GEOGRAPHIC OPERATIONS
The following table presents our total revenues net of interest expense and pretax income (loss) from continuing operations in different geographic regions based, in part, upon internal allocations, which necessarily involve management’s judgment.
Effective for the first quarter of 2022, we changed the way in which we allocate certain overhead expenses by geographic region. As a result, prior period pretax income (loss) from continuing operations by geography has been recast to conform to current period presentation; there was no impact at a consolidated level.

(Millions)	United States	EMEA(a)	APAC(a)	LACC(a)	Other Unallocated(b)	Consolidated
2022
Total revenues net of interest expense	$41,396	$4,871	$3,835	$2,917	$(157)	$52,862
Pretax income (loss) from continuing operations	10,383	550	376	500	(2,224)	9,585
2021
Total revenues net of interest expense	$33,103	$3,643	$3,418	$2,238	$(22)	$42,380
Pretax income (loss) from continuing operations	10,325	460	420	494	(1,010)	10,689
2020
Total revenues net of interest expense	$28,263	$3,087	$3,271	$2,019	$(553)	$36,087
Pretax income (loss) from continuing operations	5,422	187	328	273	(1,914)	4,296
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

NOTE 25
PARENT COMPANY
PARENT COMPANY – CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2022	2021	2020
Revenues
Non-interest revenues
Other	$388	$343	$480
Total non-interest revenues	388	343	480
Interest income	614	96	228
Interest expense	857	482	630
Total revenues net of interest expense	145	(43)	78
Expenses
Salaries and employee benefits	408	359	333
Other	372	346	562
Total expenses	780	705	895
Pretax loss	(635)	(748)	(817)
Income tax benefit	(244)	(248)	(236)
Net loss before equity in net income of subsidiaries and affiliates	(391)	(500)	(581)
Equity in net income of subsidiaries and affiliates	7,905	8,560	3,716
Net income	$7,514	$8,060	$3,135
Net unrealized pension and other postretirement benefits, net of tax	10	151	(91)
Other comprehensive (loss) income, net	(275)	(201)	(67)
Comprehensive income	$7,249	$8,010	$2,977

PARENT COMPANY – CONDENSED BALANCE SHEETS

As of December 31 (Millions)	2022	2021
Assets
Cash and cash equivalents	$8,188	$5,341
Equity in net assets of subsidiaries and affiliates	24,702	22,623
Loans to subsidiaries and affiliates	22,658	17,848
Due from subsidiaries and affiliates	1,342	1,207
Other assets	156	158
Total assets	57,046	47,177
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable and other liabilities	2,271	2,107
Due to subsidiaries and affiliates	632	443
Debt with subsidiaries and affiliates	—	136
Long-term debt	29,432	22,314
Total liabilities	32,335	25,000
Shareholders’ Equity
Total shareholders’ equity	24,711	22,177
Total liabilities and shareholders’ equity	$57,046	$47,177

PARENT COMPANY – CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2022	2021	2020
Cash Flows from Operating Activities
Net income	$7,514	$8,060	$3,135
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net income of subsidiaries and affiliates	(7,905)	(8,560)	(3,716)
Dividends received from subsidiaries and affiliates	5,549	9,102	2,679
Other operating activities, primarily with subsidiaries and affiliates	160	(305)	732
Net cash provided by operating activities	5,318	8,297	2,830
Cash Flows from Investing Activities
(Increase) decrease in loans to subsidiaries and affiliates	(4,850)	(176)	11,434
Investments in subsidiaries and affiliates	(1)	(60)	(52)
Other investing activities	—	—	74
Net cash (used in) provided by investing activities	(4,851)	(236)	11,456
Cash Flows from Financing Activities
Net decrease in short-term debt from subsidiaries and affiliates	(136)	(2,636)	(3,289)
Proceeds from long-term debt	13,202	3,000	—
Payments of long-term debt	(5,675)	(5,000)	(2,000)
Issuance of American Express preferred shares	—	1,584	—
Redemption of American Express preferred shares	—	(1,600)	—
Issuance of American Express common shares	56	64	44
Repurchase of American Express common shares and other	(3,502)	(7,652)	(1,029)
Dividends paid	(1,565)	(1,448)	(1,474)
Net cash provided by (used in) financing activities	2,380	(13,688)	(7,748)
Net increase (decrease) in cash and cash equivalents	2,847	(5,627)	6,538
Cash and cash equivalents at beginning of year	5,341	10,968	4,430
Cash and cash equivalents at end of year	$8,188	$5,341	$10,968

Supplemental cash flow information
Years Ended December 31 (Millions)	2022	2021	2020
Non-Cash Investing Activities
Loans to subsidiaries and affiliates	$—	$(1,787)	$(4,971)
Non-Cash Financing Activities
Short-term debts from subsidiaries and affiliates	—	—	4,971
Proceeds from long-term debt	$—	$1,787	$—

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
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of our internal control over financial reporting as of December 31, 2022 are set forth in “Financial Statements and Supplementary Data.”
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
We expect to file with the SEC in March 2023 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held May 2, 2023, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:
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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the heading “Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services,” which will appear in our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 2, 2023, is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)
1.    Financial Statements:
See the “Index to Consolidated Financial Statements” under “Financial Statements and Supplementary Data.”
2.    Financial Statement Schedules:
All schedules are omitted since the required information is either not applicable, not deemed material, or shown in the Consolidated Financial Statements.
3.    Exhibits:
The following exhibits are filed as part of this report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.32 are management contracts or compensatory plans or arrangements.

3.1
Company's Amended and Restated Certificate of Incorporation, as amended through April 20, 2022 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2022).

3.2
Company's By-Laws, as amended through October 19, 2022 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2022).

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

*	10.1	American Express Company Deferred Compensation Plan for Directors and Advisors, as amended and restated effective January 1, 2023.

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

*	10.20	Twelfth Amendment and Restatement of the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2023).

	10.21
American Express Company 2003 Share Equivalent Unit Plan for Directors, as amended and restated, effective January 1, 2015 (incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2015).

*	10.22	Description of Compensation Payable to Non-Management Directors, effective January 1, 2022.

	10.23
American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).

	10.24
American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 23, 2012) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

	10.25
Form of nonqualified stock option award agreement for executive officers under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 26, 2016) (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2015).

	10.26
American Express Company 2016 Incentive Compensation Plan (as amended and restated effective May 5, 2020) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated May 5, 2020 (filed May 7, 2020)).

	10.27
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

	10.29
Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Executive Annual Incentive Awards) under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016) (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2016).

	10.30
Amendment to the Form of nonqualified stock option award agreement and Form of restricted stock unit award for executive officers under the American Express Company 2016 Incentive Compensation Plan (for awards made on or after January 29, 2020) (incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2019).

*	10.31
Amendment to the Form of restricted stock unit award agreement and Form of nonqualified stock option award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan (for awards made on or after February 1, 2023).

	10.32
Form of notice agreement in connection with Annual Incentive Awards under the American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2019).

	10.33
Restated Letter Agreement, dated May 6, 2019, between American Express Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated May 6, 2019 (filed May 6, 2019)).

	10.34
Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.48 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2017).

	10.35
Amendment No. 1, dated March 29, 2019, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2019).

	10.36
Amendment No. 2, dated July 26, 2019, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2019).

	10.37
Amendment No. 3, dated December 15, 2020, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2020).

	10.38
Amendment No. 4, dated December 28, 2021, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2021).

	10.39
Amendment No. 5, dated July 27, 2022, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2022).

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
February 10, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ STEPHEN J. SQUERI	/s/ MICHAEL O. LEAVITT
Stephen J. Squeri Chairman, Chief Executive Officer and Director	Michael O. Leavitt Director

/s/ JEFFREY C. CAMPBELL	/s/ THEODORE J. LEONSIS
Jeffrey C. Campbell Vice Chairman and Chief Financial Officer	Theodore J. Leonsis Director

/s/ JESSICA LIEBERMAN QUINN	/s/ DEBORAH P. MAJORAS
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)	Deborah P. Majoras Director

/s/ THOMAS J. BALTIMORE, JR.	/s/ KAREN L. PARKHILL
Thomas J. Baltimore, Jr. Director	Karen L. Parkhill Director

/s/ CHARLENE BARSHEFSKY	/s/ CHARLES E. PHILLIPS, JR.
Charlene Barshefsky Director	Charles E. Phillips, Jr. Director

/s/ JOHN J. BRENNAN	/s/ LYNN A. PIKE
John J. Brennan Director	Lynn A. Pike Director

/s/ PETER CHERNIN	/s/ DANIEL L. VASELLA
Peter Chernin Director	Daniel L. Vasella Director

/s/ WALTER J. CLAYTON III	/s/ LISA W. WARDELL
Walter J. Clayton III Director	Lisa W. Wardell Director

/s/ RALPH DE LA VEGA	/s/ CHRISTOPHER D. YOUNG
Ralph de la Vega Director	Christopher D. Young Director

February 10, 2023

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

	2022			2021			2020
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield
Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$22,022	$462	2.1%	$25,583	$34	0.1%	$31,446	$100	0.3%
Non-U.S.	2,005	95	4.7	2,291	54	2.4	2,367	51	2.2
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	381	29	7.6	196	10	5.1	184	11	6.0
Short-term investment securities
U.S.	580	7	1.2	360	—	—	658	7	1.1
Non-U.S.	93	2	2.2	106	—	—	97	1	1.0
Card Member loans (b)
U.S.	82,991	10,215	12.3	66,436	7,553	11.4	65,559	8,196	12.5
Non-U.S.	12,378	1,423	11.5	9,614	1,086	11.3	9,018	1,196	13.3
Other loans (b)
U.S.	3,819	310	8.1	2,341	181	7.7	4,078	342	8.4
Non-U.S.	264	19	7.2	126	30	23.8	139	45	32.4
Taxable investment securities (c)
U.S.	3,196	67	2.1	13,765	62	0.5	14,002	100	0.7
Non-U.S.	648	23	3.5	634	16	2.5	612	21	3.4
Non-taxable investment securities (c)
U.S.	29	2	9.8	87	3	4.7	128	5	5.1
Other assets (d)
Primarily U.S.	10	4	n.m.	16	4	n.m.	38	8	n.m.
Total interest-earning assets (e)	$128,416	$12,658	9.9%	$121,555	$9,033	7.4%	$128,326	$10,083	7.9%
U.S.	$112,647	$11,067		$108,588	$7,837		$115,909	$8,758
Non-U.S.	$15,769	$1,591		$12,967	$1,196		$12,417	$1,325
n.m. Denotes rates determined to not be meaningful.
(a)Averages based on month-end balances.
(b)Average non-accrual loans were included in the average U.S Card Member loan balances in amounts of $121 million for both 2022 and 2021, and $275 million for 2020. Average other loan balances for U.S. include average non-accrual loans of $1 million for both 2022 and 2021, and $3 million for 2020. Average non-accrual loans are considered to determine the average yield on loans.
(c)Average yields for both taxable and non-taxable investment securities have been calculated using amortized cost balances and do not include changes in fair value recorded in other comprehensive loss. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent for 2022, 2021 and 2020.
(d)Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated income.
(e)The average yield on total interest-earning assets is adjusted for the impacts of the items mentioned in footnote (c).

Years Ended December 31, (Millions, except percentages)	2022 Average Balance (a)	2021 Average Balance (a)	2020 Average Balance (a)
Non-interest-earning assets
Cash and due from banks
U.S.	$2,794	$2,729	$2,205
Non-U.S.	742	868	823
Card Member receivables, net
U.S.	34,527	30,039	27,414
Non-U.S.	19,973	16,632	16,009
Reserves for credit losses on Card Member and other loans
U.S.	(2,972)	(3,964)	(4,682)
Non-U.S.	(272)	(369)	(526)
Other assets (b)
U.S.	16,621	16,589	14,680
Non-U.S.	5,650	5,514	5,830
Total non-interest-earning assets	77,063	68,038	61,753
U.S.	50,970	45,393	39,617
Non-U.S.	26,093	22,645	22,136
Total assets	205,479	189,593	190,079
U.S.	163,617	153,981	155,526
Non-U.S.	$41,862	$35,612	$34,553

Percentage of total average assets attributable to non-U.S. activities	20.4%	18.8%	18.2%
(a)Averages based on month-end balances.
(b)Includes premises and equipment, net of accumulated depreciation and amortization.

	2022			2021			2020
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate
Interest-bearing liabilities
Customer deposits
U.S.
Savings	$85,198	$1,245	1.5%	$78,084	$314	0.4%	$69,796	$697	1.0%
Time	9,356	254	2.7	6,092	139	2.3	9,898	237	2.4
Demand	1,300	23	1.8	692	2	0.3	752	5	0.7
Non-U.S.
Time	6	—	—	8	—	—	11	1	9.1
Other deposits	11	5	45.5	11	3	27.3	11	3	27.3
Short-term borrowings
U.S.	8	—	—	3	—	—	769	18	2.3
Non-U.S.	1,894	19	1.0	1,983	12	0.6	2,017	11	0.5
Long-term debt and other (b)
U.S.	39,322	1,197	3.0	38,157	808	2.1	48,690	1,123	2.3
Non-U.S.	273	20	7.3	326	5	1.5	336	3	0.9
Total interest-bearing liabilities	$137,368	$2,763	2.0%	$125,356	$1,283	1.0%	$132,280	$2,098	1.6%
U.S.	$135,184	$2,719		$123,028	$1,263		$129,905	$2,080
Non-U.S.	$2,184	$44		$2,328	$20		$2,375	$18

Non-interest-bearing liabilities
Accounts payable
U.S.	$4,982			$4,289			$4,642
Non-U.S.	5,796			5,107			4,737
Customer deposits(c)
U.S.	534			494			766
Non-U.S.	474			569			682
Other liabilities
U.S.	25,080			22,925			18,954
Non-U.S.	7,865			6,943			6,016
Total non-interest-bearing liabilities	44,731			40,327			35,797
U.S.	30,596			27,708			24,362
Non-U.S.	14,135			12,619			11,435
Total liabilities	182,099			165,683			168,077
U.S.	165,780			150,736			154,267
Non-U.S.	16,319			14,947			13,810
Total shareholders' equity	23,380			23,910			22,002
Total liabilities and shareholders' equity	$205,479			$189,593			$190,079

Percentage of total average liabilities attributable to non-U.S. activities	9.0%			9.0%			8.2%
Interest rate spread			7.9%			6.4%			6.3%
Net interest income and net average yield on interest-earning assets(d)`		$9,895	7.7%		$7,750	6.4%		$7,985	6.2%
(a)Averages based on month-end balances.
(b)Interest expense primarily reflects interest on long-term financing and interest incurred on derivative instruments in qualifying hedging relationships on the hedged debt instruments.
(c)U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $502 million, $470 million and $742 million for 2022, 2021 and 2020, respectively. Non-U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $471 million, $568 million and $679 million for 2022, 2021 and 2020, respectively.
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

	2022 Versus 2021			2021 Versus 2020
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
Years Ended December 31, (Millions)	Average Volume(b)	Average Rate(c)	Net Change	Average Volume(b)	Average Rate(c)	Net Change
Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$(5)	$433	$428	$(19)	$(47)	$(66)
Non-U.S.	(7)	48	41	(2)	5	3
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	9	10	19	1	(2)	(1)
Short-term investment securities
U.S.	—	7	7	(3)	(4)	(7)
Non-U.S.	—	2	2	—	(1)	(1)
Card Member loans
U.S.	1,882	780	2,662	110	(753)	(643)
Non-U.S.	312	25	337	79	(189)	(110)
Other loans
U.S.	114	15	129	(146)	(15)	(161)
Non-U.S.	33	(44)	(11)	(4)	(11)	(15)
Taxable investment securities
U.S.	(47)	52	5	(1)	(37)	(38)
Non-U.S.	—	7	7	1	(6)	(5)
Non-taxable investment securities
U.S.	(2)	1	(1)	(2)	—	(2)
Other assets
Primarily U.S.	(2)	2	—	(5)	1	(4)
Change in interest income	$2,287	$1,338	$3,625	$9	$(1,059)	$(1,050)
Interest-bearing liabilities
Customer deposits
U.S.
Savings	$29	$902	$931	$83	$(466)	$(383)
Time	74	41	115	(91)	(7)	(98)
Demand	2	19	21	—	(3)	(3)
Non-U.S.
Time	—	—	—	—	(1)	(1)
Other deposits	—	2	2	—	—	—
Short-term borrowings
U.S.	—	—	—	(18)	—	(18)
Non-U.S.	(1)	8	7	—	1	1
Long-term debt and other
U.S.	25	364	389	(243)	(72)	(315)
Non-U.S.	(1)	16	15	—	2	2
Change in interest expense	128	1,352	1,480	(269)	(546)	(815)
Change in net interest income	$2,159	$(14)	$2,145	$278	$(513)	$(235)
(a)Refer to footnotes from “Distribution of Assets, Liabilities and Shareholders’ Equity” for additional information.
(b)Represents the change in volume multiplied by the prior year rate.
(c)Represents the sum of the change in rate multiplied by the prior year volume and the change in rate multiplied by the change in volume.

Weighted average yields and contractual maturities for available-for-sale debt securities with stated maturities
The following table presents weighted average yields by contractual maturities for available-for-sale debt securities with stated maturities as of December 31, 2022:

Weighted average yield (a)	Due within 1 year	Due after 1 year but within 5 years	Due after 5 years but within 10 years	Due after 10 years	Total
State and municipal obligations	—%	—%	5.76%	2.39%	3.50%
U.S. Government agency obligations	—	—	3.26	3.04	3.06
U.S. Government treasury obligations	2.03	3.22	4.77	—	2.38
Mortgage-backed securities	—	—	—	4.19	4.19
Foreign government bonds and obligations	5.25	4.20	—	—	5.25
Other	—%	2.51%	2.75%	—%	2.53%
(a)Weighted average yields for investment securities have been calculated using the effective yield on the date of purchase. Yields on tax-exempt investment securities have been computed on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent.

Maturities and Sensitivities to Changes in Interest Rates
The following table presents contractual maturities of loans and Card Member receivables by customer type, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements.

December 31, (Millions)	2022
	Within 1 year (a)	1-5 years (b) (c)	5-15 years (c)	After 15 years (c)	Total
Loans
Consumer	$84,645	$319	$—	$—	$84,964
Small Business	22,858	89	—	—	22,947
Corporate	53	—	—	—	53
Other	1,000	4,289	104	23	5,416
Total loans	$108,556	$4,697	$104	$23	$113,380

Loans due after one year at fixed interest rates
Consumer		$319	$—	$—	$319
Small Business		89	—	—	89
Other		4,177	5	23	4,205
Loans due after one year at variable interest rates
Other		112	99	—	211
Total loans		$4,697	$104	$23	$4,824

Card Member receivables
Consumer	$22,814	$71	$—	$—	$22,885
Small Business	19,494	135	—	—	19,629
Corporate	15,099	—	—	—	15,099
Total Card Member receivables	$57,407	$206	$—	$—	$57,613
(a)Card Member loans have no stated maturity and are therefore included in the due within one year category. However, many of our Card Members will revolve their balances, which may extend their repayment period beyond one year for balances outstanding as of December 31, 2022. Card member receivables are due upon receipt of Card Member statements and have no stated interest rate and are therefore included in the due within one year category.
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

Years Ended December 31, (Millions, except percentages and where indicated)	2022	2021
Card Member loans
Consumer
Net write-offs — principal less recoveries	$692	$576
Net write-offs — interest and fees less recoveries	$203	$190
Average consumer loans (billions) (a)	$74.8	$61.0
Principal only net write-offs / average consumer loans outstanding (b)	0.9%	0.9%
Principal, interest and fees net write-offs / average consumer loans outstanding (b)	1.2%	1.3%
Small Business
Net write-offs — principal less recoveries	$145	$96
Net write-offs — interest and fees less recoveries	$26	$17
Average small business loans (billions) (a)	$20.5	$15.0
Principal only net write-offs / average small business loans outstanding (b)	0.7%	0.6%
Principal, interest and fees net write-offs / average small business loans outstanding (b)	0.8%	0.8%

Other loans
Net write-offs	$22	$21
Average Other loans (billions) (a)	$4.1	$2.5
Net write-offs/average other loans outstanding (b)	0.5%	0.9%

Card Member receivables
Consumer
Net write-offs — principal less recoveries	$177	$63
Net write-offs — fees less recoveries	$15	$11
Average consumer receivables (billions) (a)	$21.3	$19.2
Principal only net write-offs / average consumer receivables outstanding (b)	0.8%	0.3%
Principal and fees net write-offs / average consumer receivables outstanding (b)	0.9%	0.4%
Small Business
Net write-offs — principal less recoveries	$198	$46
Net write-offs — fees less recoveries	$17	$11
Average small business receivables (billions) (a)	$18.6	$15.8
Principal only net write-offs / average small business receivables outstanding (b)	1.1%	0.3%
Principal and fees net write-offs / average small business receivables outstanding (b)	1.2%	0.4%
Corporate
Net write-offs — principal and fees less recoveries	$55	$(2)
Average corporate receivables (billions) (a)	$14.7	$11.8
Principal and fees net write-offs / average corporate receivables outstanding (b)	0.4%	—%

Reserve for credit losses	$4,035	$3,421
Non-accrual loans (c)	$191	$96
Reserve for credit losses as a percentage of total loans and Card Member receivables (d)	2.4%	2.4%
Non-accrual loans as a percentage of total loans (d)	0.2%	0.1%
Reserve for credit losses as a percentage of non-accrual loans (e)	1994.3%	3476.3%
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
(c)Non-accrual loans not in modification programs primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest. Amounts presented exclude loans classified as TDR. Higher non-accrual loans are primarily driven by higher legal placements.
(d)Refer to “Maturities and Sensitivities to Changes in Interest Rates” for total outstanding balance of loans and Card Member receivables.
(e)Refer to “Allocation of reserve for credit losses” for reserve related to Card Member loans and other loans.

Allocation of Reserve for Credit Losses
The following table shows the reserve for credit losses allocated to Card Member loans, Card Member receivables and Other loans.

December 31,	2022		2021
(Millions, except percentages) Reserve for credit losses at end of year applicable to	Amount	Percentage (a)	Amount	Percentage (a)
Card Member loans	$3,747	93%	$3,305	97%
Card Member receivables	229	6	64	2
Other loans	59	1	52	1
Total Reserve for credit losses	$4,035	100%	$3,421	100%
(a)Percentage of reserve for credit losses on Card Member loans, Card Member receivables and Other loans to the total reserve.
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

	By remaining maturity as of December 31, 2022
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. (a)	$45	$56	$177	$170	$448
Non U.S. (b)	$1	$1	$3	$—	$5
(a)We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to $250,000 per account holder through the FDIC.
(b)Includes time deposits in certain of our Non-U.S. offices, that exceed the insurance limit as defined by the regulatory rules in individual markets.