Form 10-Q
period 2023-03-31
AMERICAN EXPRESS CO
filed 2023-04-21
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 13, 2023
Common Shares (par value $0.20 per share)	743,240,707	Shares

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

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended March 31,		Change 2023 vs. 2022
(Millions, except percentages, per share amounts and where indicated)	2023	2022
Selected Income Statement Data
Total revenues net of interest expense	$14,281	$11,735	$2,546	22%
Provisions for credit losses	1,055	(33)	1,088	#
Total expenses	11,059	9,056	2,003	22
Pretax income	2,167	2,712	(545)	(20)
Income tax provision	351	613	(262)	(43)
Net income	1,816	2,099	(283)	(13)
Earnings per common share — diluted (a)	$2.40	$2.73	$(0.33)	(12)%

Common Share Statistics (b)
Cash dividends declared per common share	$0.60	$0.52	$0.08	15%
Average common shares outstanding:
Basic	743	757	(14)	(2)%
Diluted	744	758	(14)	(2)%

Selected Metrics and Ratios
Network volumes (Billions)	$398.9	$350.3	$49	14%
Return on average equity (c)	28.7%	37.7%
Net interest income divided by average Card Member loans	11.2%	10.1%
Net interest yield on average Card Member loans (d)	11.3%	10.5%
Effective tax rate	16.2%	22.6%
Common Equity Tier 1	10.6%	10.4%

Selected Balance Sheet Data
Cash and cash equivalents	$40,836	$27,678	$13,158	48%
Card Member receivables	57,494	53,164	4,330	8
Card Member loans	109,050	88,832	20,218	23
Customer deposits	120,806	90,917	29,889	33
Long-term debt	$41,138	$38,337	$2,801	7%
# Denotes a variance of 100 percent or more
(a)Represents net income, less (i) earnings allocated to participating share awards of $14 million and $16 million for the three months ended March 31, 2023 and 2022, respectively, and (ii) dividends on preferred shares of $14 million for both the three months ended March 31, 2023 and 2022.
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

Business Environment
Our results for the first quarter reflect strong growth in Card Member spending and continued high engagement with our premium products. Revenues reached record levels in the first quarter, we maintained strong levels of new card acquisition and Card Member retention remained high. We continue to invest in product innovation, technology, our brand, customers, colleagues and global merchant coverage, all of which are driving growth across our businesses.
We reported net income of $1.8 billion, or $2.40 per share, compared with net income of $2.1 billion, or $2.73 per share, a year ago. The reduction in net income principally reflected net credit reserve builds in the current period compared with net credit reserve releases in the prior year.
Worldwide network volumes for the first quarter increased 14 percent compared to the prior year. Billed business, which represented 87 percent of our total network volumes and is the most significant driver of our financial results, increased 15 percent year-over-year, demonstrating our continued ability to acquire, engage and retain high-spending, premium Card Members. U.S. Consumer Services billed business grew by 16 percent year-over-year, reflecting continued strength in spending trends across all generational cohorts. Billed business in our Commercial Services segment grew by 10 percent on a year-over-year basis, reflecting continued recovery in spending by our U.S. large and global corporate clients, while growth from U.S. small and mid-sized enterprise customers continued to moderate. International Card Services billed business grew by 21 percent year-over-year (29 percent on an FX-adjusted basis1), driven by accelerated growth in spend across both consumer and commercial customers outside the U.S. Worldwide travel and entertainment spend growth was particularly strong early in the first quarter, in part reflecting the negative impacts the Omicron variant had in the prior year. Goods & Services spend growth was solid in the first quarter, although it continued to moderate in the U.S.
Total revenues net of interest expense increased 22 percent year-over-year, reflecting double-digit growth across all our revenue lines. Growth in network volumes drove increases in both Discount revenue, our largest revenue line, and Processed revenue by 16 percent and 13 percent, respectively. Service fees and other revenues increased 34 percent year-over-year, driven in part by higher travel-related revenues. Net card fees increased 20 percent year-over-year, reflecting the high levels of new card acquisition and Card Member retention over the past several quarters, demonstrating the impact of investments we have made in our premium value propositions. Net interest income increased 36 percent versus the prior year, primarily reflecting growth in Card Member loans and increases in the interest-bearing portion of our loan balances.
Card Member loans increased 23 percent year-over-year, with the majority of growth coming from existing Card Members, and was primarily driven by ongoing strong growth in billed business. Provisions for credit losses increased, primarily driven by changes in reserves for credit losses and higher net write-offs. The reserve builds in the current period reflected increases in delinquencies and the strong growth in loan balances, compared to net reserve releases in the prior year. While delinquency and net write-off rates continued to increase during the first quarter, these metrics remain best in class, supported by the premium nature of our customer base and our risk management capabilities.
Card Member rewards, Card Member services and Business development expenses are generally correlated to volumes or are variable based on usage, and increased year-over-year due to network volume growth and higher usage of travel-related benefits. Card Members are also increasingly redeeming points for travel-related rewards as compared to other reward categories and spending more in categories that earn higher levels of rewards, both of which also drove higher Card Member rewards expense in the quarter. During the first quarter, we continued to make significant investments in marketing initiatives to drive growth momentum and new card acquisitions. Operating expenses increased 17 percent year-over-year, primarily driven by higher compensation costs due to an increase in our colleague base to support business growth, as well as larger net losses in the current quarter associated with our Amex Ventures investments as compared to the prior year. We remain focused on driving marketing and operating expense efficiencies, while continuing to invest in our growth strategy. This quarter, the effective tax rate of 16.2 percent reflected the resolution of prior-year tax items.
1The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared). FX-adjusted revenues is a non GAAP measure. We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

During the quarter, we maintained our capital ratios within our target range of 10 to 11 percent and returned $0.6 billion of capital to our shareholders through dividends and share repurchases. We also increased our quarterly common stock dividend by 15 percent. We plan to continue to return to shareholders the excess capital we generate while supporting our balance sheet growth. Our capital, funding and liquidity positions are strong and we continue to have significant flexibility to maintain a strong balance sheet in periods of uncertainty and stress.
While we recognize the slower macroeconomic growth, elevated inflation and higher interest rate environment, the resiliency of our customer base thus far and our first quarter performance continue to give us confidence in our business model, and we remain committed to executing on our strategy to deliver sustainable and profitable long-term growth.
See “Certain Legislative, Regulatory and Other Developments” and “Risk Factors” for information on certain matters that could have a material adverse effect on our results of operations and financial condition.

Results of Operations
The discussions in both “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three months ended March 31, 2023 compared to the same period in the prior year, as presented in the accompanying tables.
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended March 31,		Change 2023 vs. 2022
(Millions, except percentages)	2023	2022
Discount revenue	$7,947	$6,835	$1,112	16%
Net card fees	1,713	1,423	290	20
Service fees and other revenue	1,218	906	312	34
Processed revenue	420	372	48	13
Total non-interest revenues	11,298	9,536	1,762	18
Total interest income	4,416	2,520	1,896	75
Total interest expense	1,433	321	1,112	#
Net interest income	2,983	2,199	784	36
Total revenues net of interest expense	$14,281	$11,735	$2,546	22%
# Denotes a variance of 100 percent or more
Total Revenues Net of Interest Expense
Discount revenue increased, primarily driven by an increase in billed business. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased, primarily driven by foreign exchange related revenues associated with Card Member cross-currency spending, growth in delinquency fees, and higher travel commissions and fees from our consumer travel business.
Processed revenue increased, primarily driven by an increase in processed volumes.
Interest income increased, primarily driven by higher interest rates, growth in Card Member loans outstanding and an increase in the proportion of interest-bearing loans.
Interest expense increased, primarily driven by higher interest rates paid on deposits.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended March 31,		Change 2023 vs. 2022
(Millions, except percentages)	2023	2022
Card Member loans
Net write-offs	$486	$215	$271	# %
Reserve build (release) (a)	300	(326)	626	#
Total	786	(111)	897	#
Card Member receivables
Net write-offs	230	67	163	#
Reserve (release) build (a)	(8)	13	(21)	#
Total	222	80	142	#
Other
Net write-offs - Other loans (b)	16	2	14	#
Net write-offs - Other receivables (c)	3	3	—	—
Reserve build (release) - Other loans (a)(b)	24	(4)	28	#
Reserve build (release) - Other receivables (a)(c)	4	(3)	7	#
Total	47	(2)	49	#
Total provisions for credit losses	$1,055	$(33)	$1,088	# %
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
(b)Relates to Other loans of $5.9 billion and $5.4 billion, less reserves of $83 million and $59 million, as of March 31, 2023 and December 31, 2022, respectively; and $3.3 billion and $2.9 billion, less reserves of $48 million and $52 million, as of March 31, 2022 and December 31, 2021, respectively.
(c)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $3.0 billion and $3.1 billion, less reserves of $25 million and $22 million, as of March 31, 2023 and December 31, 2022, respectively; and $2.7 billion and $2.7 billion, less reserves of $22 million and $25 million, as of March 31, 2022 and December 31, 2021, respectively.
Provisions for Credit Losses
Card Member loans provision for credit losses increased, primarily due to a reserve build in the current period, versus a reserve release in the prior period and higher net write-offs. The reserve build in the current period was primarily driven by higher delinquencies and an increase in loans outstanding. The reserve release in the prior period was primarily driven by a reduction in pandemic-driven reserves, reflecting sustained recovery from the macroeconomic impact of the COVID-19 pandemic.
Card Member receivables provision for credit losses increased, primarily due to higher net write-offs, partially offset by a reserve release in the current period, versus a reserve build in the prior period. The reserve release in the current period was primarily driven by a sequential decrease in receivables outstanding, partially offset by higher delinquencies. The reserve build in the prior period was primarily driven by higher delinquencies.
Other provisions for credit losses increased, primarily due to a reserve build in the current period, versus a reserve release in the prior period and higher net write-offs. The reserve build in the current period was primarily driven by an increase in non-card loans outstanding.

Table 4: Expenses Summary

	Three Months Ended March 31,		Change 2023 vs. 2022
(Millions, except percentages)	2023	2022
Card Member rewards	$3,766	$3,111	$655	21%
Business development	1,393	1,043	350	34
Card Member services	983	626	357	57
Marketing	1,341	1,224	117	10
Salaries and employee benefits	2,014	1,654	360	22
Other, net	1,562	1,398	164	12
Total expenses	$11,059	$9,056	$2,003	22%
Expenses
Card Member rewards expense increased, primarily driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $447 million, and cobrand rewards expense of $208 million, both of which were primarily driven by higher billed business. The increase in Membership Rewards expense was also driven by a higher mix of travel-related redemptions and a larger proportion of spend in categories that earn higher levels of rewards.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) as of March 31, 2023 and 2022.
Business development expense increased, primarily due to increased partner payments driven by higher network volumes and a charge related to revenue allocated to a joint venture partner.
Card Member services expense increased, primarily due to higher usage of travel-related benefits.
Marketing expense increased, primarily due to business investments to drive growth momentum and new card acquisitions.
Salaries and employee benefits expense increased, primarily driven by higher compensation costs, reflecting an increase in our colleague base to support business growth as well as compensation decisions made in the second half of 2022.
Other expenses increased, primarily driven by higher net losses on Amex Ventures investments and higher technology costs.

Income Taxes
The effective tax rate was 16.2 percent and 22.6 percent for the three months ended March 31, 2023 and 2022, respectively. The decrease in the effective tax rate primarily reflected discrete tax benefits in the current period related to the resolution of certain prior-year tax items.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022
Network volumes (billions)	$398.9	$350.3	14%
Billed business	$345.5	$301.0	15
Processed volumes	$53.4	$49.3	8
Cards-in-force (millions)	135.7	124.6	9
Proprietary cards-in-force	78.0	72.8	7
Basic cards-in-force (millions)	113.7	103.3	10
Proprietary basic cards-in-force	60.1	55.8	8
Average proprietary basic Card Member spending (dollars)	$5,792	$5,452	6
Average fee per card (dollars)(a)	$88	$79	11%
Discount revenue as a % of Billed business	2.30%	2.27%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
Table 6: Network Volumes-Related Statistical Information

	Three Months Ended March 31, 2023
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Network volumes	14%	16%
Total billed business	15	16
U.S. Consumer Services	16
Commercial Services	10	10
International Card Services	21	29
Processed volumes	8	15

Merchant industry billed business metrics
G&S spend (72% of billed business)	8	9
T&E spend (28% of billed business)	37	39
Airline spend (7% of billed business)	57%	60%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2023 vs. 2022
(Millions, except percentages and where indicated)	2023	2022
Card Member loans and receivables:
Net write-off rate — principal, interest and fees (a)	1.7%	0.8%
Net write-off rate — principal only - consumer and small business (a)(b)	1.6%	0.7%
30+ days past due as a % of total - consumer and small business (c)	1.2%	0.8%

Card Member loans:
Card Member loans (billions)	$109.1	$88.8	23%
Credit loss reserves:
Beginning balance	$3,747	$3,305	13
Provisions - principal, interest and fees	786	(111)	#
Net write-offs — principal less recoveries	(397)	(165)	#
Net write-offs — interest and fees less recoveries	(89)	(50)	78
Other (d)	6	2	#
Ending balance	$4,053	$2,981	36
% of loans	3.7%	3.4%
% of past due	330%	455%
Average loans (billions)	$107.7	$86.8	24
Net write-off rate — principal, interest and fees (a)	1.8%	1.0%
Net write-off rate — principal only (a)	1.5%	0.8%
30+ days past due as a % of total	1.1%	0.7%

Card Member receivables:
Card Member receivables (billions)	$57.5	$53.2	8
Credit loss reserves:
Beginning balance	$229	$64	#
Provisions - principal and fees	222	80	#
Net write-offs — principal and fees less recoveries	(230)	(67)	#
Other (d)	2	(1)	#
Ending balance	$223	$76	# %
% of receivables	0.4%	0.1%
Net write-off rate — principal and fees (a)	1.6%	0.5%
Net write-off rate — principal only - consumer and small business (a)(b)	1.9%	0.6%
30+ days past due as a % of total - consumer and small business (c)	1.4%	0.8%
# Denotes a variance of 100 percent or more
(a)We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, as our practice is to include uncollectible interest and/or fees as part of our total provision for credit losses, a net write-off rate including principal, interest and/or fees is also presented.
(b)A net write-off rate based on principal losses only is not available for corporate receivables due to system constraints.
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Refer to Table 12 for 90+ days past billing metrics for corporate receivables.
(d)Other includes foreign currency translation adjustments.

Table 8: Net Interest Yield on Average Card Member Loans

	Three Months Ended March 31,
(Millions, except percentages and where indicated)	2023	2022
Net interest income	$2,983	$2,199
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	624	158
Interest income not attributable to our Card Member loan portfolio (b)	(602)	(105)
Adjusted net interest income (c)	$3,005	$2,252
Average Card Member loans (billions)	$107.7	$86.8
Net interest income divided by average Card Member loans (c)	11.2%	10.1%
Net interest yield on average Card Member loans (c)	11.3%	10.5%
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

Business Segment Results of Operations
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Form 10-K), we realigned our reportable operating segments to reflect organizational changes effective for the third quarter of 2022. Prior periods have been recast to conform to the new reportable operating segments.
U.S. Consumer Services
Table 9: USCS Selected Income Statement Data

	Three Months Ended March 31,		Change
(Millions, except percentages)	2023	2022	2023 vs. 2022
Revenues
Non-interest revenues	$4,359	$3,637	$722	20%
Interest income	2,775	1,736	1,039	60
Interest expense	551	103	448	#
Net interest income	2,224	1,633	591	36
Total revenues net of interest expense	6,583	5,270	1,313	25
Provisions for credit losses	584	(116)	700	#
Total revenues net of interest expense after provisions for credit losses	5,999	5,386	613	11
Total expenses	4,869	3,854	1,015	26
Pretax segment income	$1,130	$1,532	$(402)	(26)%
# Denotes a variance of 100 percent or more
U.S. Consumer Services (USCS) issues a wide range of proprietary consumer cards and provides services to U.S. consumers, including travel and lifestyle services as well as banking and non-card financing products.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased across all revenue categories, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 17 percent, primarily driven by an increase in U.S. consumer billed business. See Tables 5, 6 and 10 for more details on billed business performance.
Net card fees increased 26 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 31 percent, primarily driven by higher travel commissions and fees from our consumer travel business, as well as growth in delinquency fees.
Interest income increased, primarily driven by higher interest rates, growth in Card Member loans outstanding and an increase in the proportion of interest-bearing loans.
Interest expense increased, primarily driven by higher interest rates paid on deposits.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to a reserve build in the current period, versus a reserve release in the prior period, and higher net write-offs. The reserve build in the current period was primarily driven by higher delinquencies and an increase in loans outstanding. The reserve release in the prior period was primarily driven by a reduction in pandemic-driven reserves reflecting sustained recovery from the macroeconomic impact of the COVID-19 pandemic.
Card Member receivables provision for credit losses increased, primarily due to higher net write-offs, partially offset by a reserve release in the current period, versus a reserve build in the prior period. The reserve release in the current period was primarily driven by a sequential decrease in receivables outstanding. The reserve build in the prior period was primarily driven by higher delinquencies, partially offset by a sequential decrease in receivables outstanding.
Other provisions for credit losses increased, primarily due to a reserve build in the current period, versus a reserve release in the prior period, and higher net write-offs. The reserve build in the current period was primarily driven by an increase in non-card loans outstanding.

EXPENSES
Total expenses increased, primarily driven by higher Card Member rewards expense and Card Member services expense.
Card Member rewards expense increased, primarily driven by higher billed business and a larger proportion of spend in categories that earn higher levels of rewards.
Business development expense increased, primarily due to increased partner payments driven by higher contractual rates and billed business.
Card Member services expense increased, primarily driven by higher usage of travel-related benefits.
Marketing expense increased, primarily due to an increase in business investments to drive growth momentum and new card acquisitions, as well as an accrual release in the prior year related to certain unredeemed Card Member travel-related benefits.
Salaries and employee benefits and other expenses increased, primarily due to an increase in allocated service costs and higher compensation costs.

Table 10: USCS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2023 vs. 2022
(Millions, except percentages and where indicated)	2023	2022
Billed business (billions)	$142.3	$122.7	16%
Proprietary cards-in-force	42.4	39.8	7
Proprietary basic cards-in-force	29.7	27.9	6
Average proprietary basic Card Member spending (dollars)	$4,822	$4,444	9
Total segment assets (billions)	$90.6	$76.7	18
Card Member loans:
Total loans (billions)	$72.0	$59.1	22
Average loans (billions)	$71.6	$58.1	23
Net write-off rate — principal, interest and fees (a)	1.9%	1.0%
Net write-off rate — principal only (a)	1.5%	0.8%
30+ days past due as a % of total	1.1%	0.8%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$2,224	$1,633
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	36	34
Interest income not attributable to our Card Member loan portfolio (c)	(82)	(42)
Adjusted net interest income (d)	$2,178	$1,625
Average Card Member loans (billions)	$71.6	$58.1
Net interest income divided by average Card Member loans (d)	12.6%	11.2%
Net interest yield on average Card Member loans (d)	12.3%	11.3%
Card Member receivables:
Total receivables (billions)	$13.3	$13.4	(1)%
Net write-off rate — principal and fees (a)	1.3%	0.3%
Net write-off rate — principal only (a)	1.2%	0.2%
30+ days past due as a % of total	1.0%	0.6%
(a)Refer to Table 7 footnote (a).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).

Commercial Services
Table 11: CS Selected Income Statement Data

	Three Months Ended March 31,		Change 2023 vs. 2022
(Millions, except percentages)	2023	2022
Revenues
Non-interest revenues	$3,107	$2,719	$388	14%
Interest income	706	415	291	70
Interest expense	321	87	234	#
Net interest income	385	328	57	17
Total revenues net of interest expense	3,492	3,047	445	15
Provisions for credit losses	283	1	282	#
Total revenues net of interest expense after provisions for credit losses	3,209	3,046	163	5
Total expenses	2,579	2,265	314	14
Pretax segment income	$630	$781	$(151)	(19)%
# Denotes a variance of 100 percent or more
Commercial Services (CS) issues a wide range of proprietary corporate and small business cards and provides services to U.S. businesses, including payment and expense management, banking and non-card financing products. CS also issues proprietary corporate cards and provides services to select global corporate clients.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased, primarily driven by higher Discount revenue.
Discount revenue increased 13 percent, primarily driven by an increase in commercial billed business. See Tables 5, 6 and 12 for more details on billed business performance.
Net card fees increased 22 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 46 percent, primarily due to higher delinquency fees and foreign exchange related revenues associated with Card Member cross-currency spending.
Processed revenue decreased 8 percent, primarily driven by lower processed volumes.
Interest income increased, primarily driven by higher interest rates, growth in Card Member loans outstanding and an increase in the proportion of interest-bearing loans.
Interest expense increased, primarily driven by higher interest rates paid on deposits.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to a reserve build in the current period, versus a reserve release in the prior period, and higher net write-offs. The reserve build in the current period was primarily driven by higher delinquencies and an increase in loans outstanding. The reserve release in the prior period was primarily driven by a reduction in pandemic-driven reserves reflecting sustained recovery from the macroeconomic impact of the COVID-19 pandemic.
Card Member receivables provision for credit losses increased, primarily due to higher net write-offs.

EXPENSES
Total expenses increased, primarily driven by Card Member rewards, Marketing and Operating expenses.
Card Member rewards expense increased, primarily driven by higher billed business as well as a higher mix of redemptions in travel-related categories.
Business development expense increased, primarily due to increased client incentive payments driven by higher billed business.
Card Member services expense increased, primarily driven by higher usage of travel-related benefits.
Marketing expense increased, primarily due to business investments to drive growth momentum and new card acquisitions.
Salaries and employee benefits and other expenses increased, primarily due to an increase in allocated service costs.

Table 12: CS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2023 vs 2022
(Millions, except percentages and where indicated)	2023	2022
Billed business (billions)	$125.0	$113.5	10%
Proprietary cards-in-force	15.2	13.8	10
Average Card Member spending (dollars)	$8,283	$8,371	(1)
Total segment assets (billions)	$53.8	$46.6	15
Card Member loans:
Total loans (billions)	$23.1	$18.1	28
Average loans (billions)	$22.1	$17.2	28
Net write-off rate — principal, interest and fees (a)	1.4%	0.7%
Net write-off rate — principal only (a)	1.2%	0.6%
30+ days past due as a % of total	1.1%	0.6%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$385	$328
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	162	63
Interest income not attributable to our Card Member loan portfolio (c)	(38)	(15)
Adjusted net interest income (d)	$509	$376
Average Card Member loans (billions)	$22.1	$17.2
Net interest income divided by average Card Member loans (d)	7.1%	7.8%
Net interest yield on average Card Member loans (d)	9.4%	8.9%
Card Member receivables:
Total receivables (billions)	$27.5	$25.7	7%
Net write-off rate — principal and fees (e)	1.5%	0.5%
Net write-off rate — principal only (a) - small business	2.1%	0.6%
30+ days past due as a % of total - small business	1.8%	0.9%
90+ days past billing as a % of total (e) - corporate	0.5%	0.3%
(a)Refer to Table 7 footnote (a).
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

International Card Services
Table 13: ICS Selected Income Statement Data

	Three Months Ended March 31,		Change
(Millions, except percentages)	2023	2022	2023 vs. 2022
Revenues
Non-interest revenues	$2,267	$1,859	$408	22%
Interest income	467	324	143	44
Interest expense	224	123	101	82
Net interest income	243	201	42	21
Total revenues net of interest expense	2,510	2,060	450	22
Provisions for credit losses	181	82	99	#
Total revenues net of interest expense after provisions for credit losses	2,329	1,978	351	18
Total expenses	2,140	1,734	406	23
Pretax segment income	$189	$244	$(55)	(23)%
# Denotes a variance of 100 percent or more
International Card Services (ICS) issues a wide range of proprietary consumer, small business and corporate cards outside the United States. ICS also provides services to our international customers, including travel and lifestyle services, and manages certain international joint ventures and our loyalty coalition businesses.
For the three months ended March 31, 2023, ICS reported pretax income of $189 million, compared with $244 million a year ago. Results for this segment were impacted by the strengthening of the U.S. dollar.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased across all revenue categories, primarily driven by higher Discount revenue and Service fees and other revenues.
Discount revenue increased 23 percent (30 percent on an FX-adjusted basis), primarily reflecting an increase in billed business.2 See Tables 5, 6 and 14 for more details on billed business performance.
Net card fees increased 9 percent (16 percent on an FX-adjusted basis), primarily driven by growth in our premium card portfolios.2
Service fees and other revenue increased 35 percent (40 percent on an FX-adjusted basis), primarily due to higher foreign exchange-related revenues associated with Card Member cross-currency spending, and higher income from equity method investments, which included a portion of the revenue allocated to a joint venture partner as described in Business development expense below.2
Processed revenue increased 11 percent (14 percent on an FX-adjusted basis), primarily driven by an increase in processed volumes.2
Interest income increased 44 percent (51 percent on an FX-adjusted basis), primarily driven by growth in Card Member loans outstanding and an increase in the proportion of interest-bearing loans, as well as higher interest rates.2
Interest expense increased 82 percent (98 percent on an FX-adjusted basis), primarily driven by higher cost of funds due to higher interest rates.2
2 Refer to footnote 1 on page 3 for details regarding foreign currency adjusted information.

PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to higher net write-offs and a higher reserve build in the current period. The reserve build in the current period was driven by higher delinquencies and an increase in loans outstanding.
Card Member receivables provision for credit losses increased, primarily due to higher net write-offs.
EXPENSES
Total expenses increased, primarily driven by higher Card Member rewards expense and Business development expense.
Card Member rewards expense increased, primarily driven by higher billed business as well as a higher mix of redemptions in travel-related categories.
Business development expense increased, primarily driven by a charge related to revenue allocated to a joint venture partner.
Card Member services expense increased, primarily driven by higher usage of travel-related benefits.
Marketing expense was flat, but increased when adjusted for changes in foreign exchange rates.
Salaries and employee benefits and other expenses increased, primarily due to higher compensation costs and allocated service costs, partially offset by a change in value-added tax (VAT) accruals.

Table 14: ICS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2023 vs. 2022
(Millions, except percentages and where indicated)	2023	2022
Billed business (billions)	$76.9	$63.3	21%
Proprietary cards-in-force	20.4	19.3	6
Proprietary basic cards-in-force	15.2	14.2	7
Average proprietary basic Card Member spending (dollars)	$5,110	$4,505	13
Total segment assets (billions)	$36.3	$31.7	15
Card Member loans - consumer and small business:
Total loans (billions)	$14.0	$11.5	22
Average loans (billions)	$13.9	$11.4	22
Net write-off rate - principal, interest and fees (a)	2.1%	1.2%
Net write-off rate - principal only (a)	1.8%	1.0%
30+ days past due as a % of total	1.4%	0.9%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$243	$201
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	88	54
Interest income not attributable to our Card Member loan portfolio (c)	(13)	(4)
Adjusted net interest income (d)	$318	$251
Average Card Member loans (billions)	$14.0	$11.5
Net interest income divided by average Card Member loans (d)	7.0%	7.1%
Net interest yield on average Card Member loans (d)	9.2%	8.9%
Card Member receivables:
Total receivables (billions)	$16.7	$14.0	19%
Net write-off rate — principal and fees (e)	2.1%	0.9%
Net write-off rate — principal only (a) - consumer and small business	2.4%	0.9%
30+ days past due as a % of total - consumer and small business	1.3%	0.9%
90+ days past billing as a % of total (e) - corporate	0.4%	0.4%
(a)Refer to Table 7 footnote (a).
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

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended March 31,		Change 2023 vs. 2022
(Millions, except percentages and where indicated)	2023	2022
Revenues
Non-interest revenues	$1,596	$1,372	$224	16%
Interest income	14	2	12	#
Interest expense	(131)	(44)	(87)	#
Net interest income	145	46	99	#
Total revenues net of interest expense	1,741	1,418	323	23
Provisions for credit losses	6	1	5	#
Total revenues net of interest expense after provisions for credit losses	1,735	1,417	318	22
Total expenses	850	748	102	14
Pretax segment income	885	669	216	32
Network volumes (billions)	398.9	350.3	$49	14
Total segment assets (billions)	$17.1	$16.3		5%
# Denotes a variance of 100 percent or more
Global Merchant and Network Services (GMNS) operates a global payments network that processes and settles card transactions, acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global integrated network. GMNS manages our partnership relationships with third-party card issuers (including our network partnership agreements in China), merchant acquirers and a prepaid reloadable and gift card program manager, licensing the American Express brand and extending the reach of the global network.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased across all revenue categories, primarily driven by Discount revenue and Service fees and other revenues.
Discount revenue increased 15 percent, primarily driven by an increase in worldwide billed business. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 23 percent, primarily due to higher foreign exchange-related revenues associated with Card Member cross-currency spending.
Processed revenue increased 14 percent, primarily driven by higher processed volumes.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased, primarily due to a higher interest expense credit, largely driven by higher interest rates.
EXPENSES
Total expenses increased, primarily driven by Business Development and Operating expenses.
Business development expense increased, primarily due to increased partner payments driven by higher network volumes.
Marketing expense increased, primarily due to business investments to drive growth momentum and support merchant engagement.
Salaries and employee benefits and other expenses increased, primarily due to an increase in allocated service costs, a prior-year release of a reserve for merchant exposure associated with Card Member travel-related purchases during the COVID-19 pandemic and higher compensation costs.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $667 million for the three months ended March 31, 2023, compared to a pretax loss of $514 million for the same period in the prior year. The increase in the pretax loss was primarily driven by higher net losses on Amex Ventures investments, as well as higher deferred compensation costs.
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
We continue to see volatility in the capital markets due to a variety of factors, including recent stress in the banking sector, and manage our balance sheet to reflect evolving circumstances.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of our U.S. bank subsidiary, American Express National Bank (AENB), as of March 31, 2023:
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of March 31, 2023
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.6%
American Express National Bank		11.3
Tier 1	8.5%
American Express Company		11.4
American Express National Bank		11.3
Total	10.5%
American Express Company		13.1
American Express National Bank		13.2
Tier 1 Leverage	4.0%
American Express Company		10.0
American Express National Bank		9.3%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company's regulatory risk-based capital and risk-weighted assets as of March 31, 2023:
Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	March 31, 2023
Risk-Based Capital
Common Equity Tier 1	$21.1
Tier 1 Capital	22.7
Tier 2 Capital	3.3
Total Capital	26.0

Risk-Weighted Assets	198.7
Average Total Assets to calculate the Tier 1 Leverage Ratio	$226.1
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

Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of allowance for credit losses adjusted for the CECL final rules (limited to 1.25 percent of risk-weighted assets) and $870 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $870 million of eligible subordinated notes includes the $750 million subordinated debt issued in May 2022 and the $120 million remaining Tier 2 capital credit for the $600 million subordinated debt issued in December 2014.
Tier 1 Leverage Ratio — Calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter.
We elected to delay the recognition of $0.7 billion of reduction in regulatory capital from the adoption of the CECL methodology for two years, followed by a three-year phase-in period at 25 percent once per year beginning January 1, 2022, pursuant to rules issued by federal banking regulators (the CECL final rules). As of January 1, 2023, we have phased in 50 percent of such amount.
We continue to include accumulated other comprehensive income (loss) in regulatory capital.
On August 4, 2022, the Federal Reserve confirmed our SCB of 2.5 percent, which resulted in a minimum CET1 ratio of 7 percent, effective from October 1, 2022 to September 30, 2023.
As a Category IV firm, we are not subject to the Federal Reserve's supervisory stress tests in 2023. We submitted to the Federal Reserve our annual capital plan in April 2023. The Federal Reserve is expected to notify us of our SCB by the end of the second quarter of 2023, which will be effective from October 1, 2023 to September 30, 2024.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three months ended March 31, 2023, we returned $0.6 billion to our shareholders in the form of common stock dividends of $0.4 billion and share repurchases of $0.2 billion. We repurchased 1.1 million common shares at an average price of $175.85 in the first quarter of 2023.
In addition, during the three months ended March 31, 2023, we paid $14 million in dividends on non-cumulative perpetual preferred shares outstanding.
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
Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of March 31, 2023 and December 31, 2022:
Table 18: Summary of Customer Deposits and Consolidated Debt

(Billions)	March 31, 2023	December 31, 2022
Customer deposits	$120.8	$110.2
Short-term borrowings	1.7	1.3
Long-term debt	41.1	42.6
Total customer deposits and debt	$163.6	$154.1
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities. The American Express Credit Account Master Trust (the Lending Trust) has $500 million floating rate Class A certificates with an expected final payment date of September 15, 2023, currently set at a rate of one-month LIBOR plus 0.38%. We plan to direct the trustee to use an alternative rate (Term SOFR with the applicable credit spread adjustment) for the last two payment dates as provided for in the series supplement, with notice to certificate holders.

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
The following table presents our debt issuances for the three months ended March 31, 2023:
Table 19: Debt Issuances

(Billions)	Three Months Ended March 31, 2023
American Express Company:
Fixed Rate Senior Notes (weighted-average coupon of 4.90%)	$1.20
Floating Rate Senior Notes (compounded SOFR(a) plus 76 basis points)	0.30
Total	$1.50
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
Table 20: Unsecured Debt Ratings

American Express Entity		Moody's	S&P	Fitch
American Express Company	Long Term	A2	BBB+	A
	Short Term	N/A	A-2	F1
	Outlook	Stable	Stable	Stable
American Express Travel Related Services Company, Inc.	Long Term	A2	A-	A
	Short Term	Prime-1	A-2	F1
	Outlook	Stable	Stable	Stable
American Express National Bank	Long Term	A3	A-	A
	Short Term	Prime-1	A2	F1
	Outlook	Stable	Stable	Stable
American Express Credit Corporation	Long Term	A2	A-	A
	Short Term	N/A	N/A	N/A
	Outlook	Stable	Stable	Stable
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
Deposit Programs
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per account holder through the FDIC; as of March 31, 2023, approximately 91% of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. Direct retail deposits offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account, certificates of deposit (CDs), business checking and consumer rewards checking account products available directly to customers. As of March 31, 2023, our direct retail deposit program had approximately 1.8 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives.
As of March 31, 2023 and December 31, 2022, we had $120.8 billion and $110.2 billion, respectively, in deposits. Refer to Note 6 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.

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
We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements. As of March 31, 2023 and December 31, 2022, we had $40.8 billion and $33.9 billion in Cash and cash equivalents, respectively. Refer to the “Cash Flows” section below for a discussion of the major drivers impacting cash flows for the three months ended March 31, 2023. The investment income we receive on liquidity resources has historically been less than the interest expense on the sources of funding for these balances. From time to time, including in this quarter, interest income may exceed the interest expense associated with the liquidity portfolio. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary.
Securitized Borrowing Capacity
As of March 31, 2023, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2024, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility with a maturity date of September 16, 2024, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of March 31, 2023, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
Committed Bank Credit Facility
As of March 31, 2023, we maintained a committed syndicated bank credit facility of $3.5 billion, with a maturity date of October 15, 2024. We use this facility from time to time in the ordinary course of business to fund working capital needs. As of March 31, 2023, no amount was drawn on this facility.
Other Sources of Liquidity
In addition to cash and other liquid assets and the secured borrowing facilities and committed bank credit facility described above, as an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco through the discount window against its credit card loans and charge card receivables. Further, on March 12, 2023, the Federal Reserve announced the establishment of an additional facility, the Bank Term Funding Program (BTFP). The BTFP offers loans of up to one year in length to banks and other eligible depository institutions against U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. Qualifying assets pledged to the BTFP will be valued at par. The amount of borrowing capacity available to AENB at either the discount window or the BTFP is subject to the amount of qualifying collateral that it may pledge.
As of March 31, 2023, AENB had available borrowing capacity of $61.3 billion as a result of U.S. credit card loans and charge card receivables that were pledged to the Federal Reserve through the discount window. It also had approximately $2.0 billion in U.S. Treasuries, agency debt and mortgage-backed securities that could be pledged through the BTFP. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval.
During the three months ended March 31, 2023, we did not borrow from either the discount window or the BTFP.

Unused Credit Outstanding
As of March 31, 2023, we had approximately $363 billion of unused credit outstanding, primarily available to customers as part of established lending product agreements. Total unused credit outstanding does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit and therefore are not reflected in unused credit outstanding.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the three months ended March 31:
Table 21: Cash Flows

(Billions)	2023	2022
Total cash provided by (used in):
Operating activities	$(0.4)	$3.9
Investing activities	(1.4)	(2.8)
Financing activities	8.6	4.5
Effect of foreign currency exchange rates on cash and cash equivalents	0.1	—
Net increase in cash and cash equivalents	$6.9	$5.6
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
In 2023, the net cash used in operating activities was driven by lower net operating liabilities, primarily related to the timing of normal course payments to our merchants to settle daily transaction volume and payments related to annual incentive compensation, partially offset by cash generated from net income for the period.
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
In 2023, the net cash used in investing activities was primarily driven by higher Card Member loans outstanding.
In 2022, the net cash used in investing activities was primarily driven by net purchases of investment securities.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
In 2023, the net cash provided by financing activities was primarily driven by growth in customer deposits, partially offset by net debt repayments, dividend payments and share repurchases.
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
Governmental authorities have focused, and we believe will continue to focus, considerable attention on reviewing compliance by financial services firms with laws and regulations, and as a result, we continually work to evolve and improve our risk management framework, governance structures, practices and procedures. Reviews by us and governmental authorities to assess compliance with laws and regulations, as well as our own internal reviews to assess compliance with internal policies, including errors or misconduct by colleagues or third parties or control failures, have resulted in, and are likely to continue to result in, changes to our products, practices and procedures, restitution to our customers and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations, enforcement proceedings and the imposition of fines or civil money penalties, in the event of noncompliance or alleged noncompliance with laws or regulations. For example, as previously disclosed, we are cooperating with governmental investigations related to our historical sales practices, which are described in more detail in Note 7 to the “Consolidated Financial Statements.” External publicity concerning investigations can increase the scope and scale of investigations and lead to further regulatory inquiries.
Please see the “Supervision and Regulation” and “Risk Factors” sections of the 2022 Form 10-K for further information.
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
On February 1, 2023, the CFPB issued a proposed rule to lower the safe harbor amount that would be considered, by regulation, to be “reasonable and proportional” to the costs incurred by credit card issuers for late payments. The proposed rule would also eliminate the annual inflation adjustment for such safe harbor amount and prohibit late fee amounts above 25 percent of the consumer’s required minimum payment.
On March 30, 2023, the CFPB adopted a final rule requiring covered financial institutions, such as us, to collect and report data to the CFPB regarding certain small business credit applications. Based on our small business credit transaction volume, we will be required to comply with this rule by October 1, 2024.
For more information on consumer financial products regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2022 Form 10-K.

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
The European Union (EU), Australia, Canada and other jurisdictions have focused on interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance. Regulation and other governmental actions relating to pricing or practices could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted, and may continue to negatively impact, the discount revenue we earn, including as a result of downward pressure on our merchant discount rates from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants. For example, we exited our network business in the EU and Australia as a result of regulation in those jurisdictions. There is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when we work with cobrand partners and agents in the EU. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU.
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
For more information on payments regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2022 Form 10-K.
Surcharging
In various countries, such as certain Member States in the EU, Australia and Canada (other than in Quebec), merchants are permitted to surcharge card purchases. In addition, the laws of a number of states in the United States that prohibit surcharging have been overturned and certain states have passed or are considering laws to permit surcharging by merchants. Surcharging is an adverse customer experience and could have a material adverse effect on us, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business. In addition, other steering or differential acceptance practices that are permitted by regulation in some jurisdictions could also have a material adverse effect on us.
For more information on the potential impacts of surcharging and other actions that could impair the Card Member experience, please see the “Risk Factors” section of the 2022 Form 10-K.
Merchant Litigation
We continue to vigorously defend antitrust and other claims initiated by merchants. See Note 7 to the “Consolidated Financial Statements” for descriptions of the cases. It is possible that actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in the merchant litigations on our business, please see the “Risk Factors” section of the 2022 Form 10-K.

Privacy, Data Protection, Data Governance, Information and Cyber Security
Regulatory and legislative activity in the areas of privacy, data protection, data governance, resiliency and information and cyber security continues to increase worldwide. We have established, and continue to maintain, policies and a governance framework to comply with applicable laws, meet evolving customer and industry expectations and support and enable business innovation and growth. Global financial institutions like us, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. For more information on privacy, data protection and information and cyber security regulation and the potential impacts of a major information or cyber security incident on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2022 Form 10-K.
Anti-Money Laundering and Countering the Financing of Terrorism
We are subject to significant supervision and regulation, and an increasingly stringent enforcement environment, with respect to compliance with anti-money laundering (AML) and countering the financing of terrorism (CFT) laws and regulations. In the United States, the majority of AML/CFT requirements are derived from the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the Bank Secrecy Act), as amended by the USA PATRIOT Act of 2001. The Anti-Money Laundering Act of 2020 (the AMLA), enacted in January 2021, amended the Bank Secrecy Act and is intended to comprehensively reform and modernize U.S. AML/CFT laws. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, the effects of which are not known at this time. In Europe, AML/CFT requirements are largely the result of countries transposing the 5th and 6th EU Anti-Money Laundering Directives (and preceding EU Anti-Money Laundering Directives) into local laws and regulations. Numerous other countries have also enacted or proposed new or enhanced AML/CFT legislation and regulations applicable to American Express.
Among other things, these laws and regulations require us to establish AML/CFT programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements. Our AML/CFT programs have become the subject of heightened scrutiny in some countries, including certain Member States in the EU. Any errors, failures or delays in complying with AML/CFT laws, perceived deficiencies in our AML/CFT programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activity can give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities, or other enforcement actions. For more information on AML/CFT regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2022 Form 10-K.
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
Airline spend — Represents spend at airlines as a merchant, which is included within T&E-related spend.
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
Cobrand cards — Represents cards issued under cobrand agreements with selected commercial partners. Pursuant to the cobrand agreements, we make payments to our cobrand partners, which can be significant, based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. The partner is then liable for providing rewards to the Card Member under the cobrand partner’s own loyalty program.
Credit cards — Represents cards that have a range of revolving payment terms, structured payment features (e.g. Plan It), grace periods, and rate and fee structures.
Discount revenue — Represents the amount we earn and retain from the merchant payable for facilitating transactions between Card Members and merchants on payment products issued by American Express.
Goods & Services (G&S) spend — Includes spend in merchant categories other than T&E-related merchant categories, which includes B2B spending by small and mid-sized enterprise customers in our CS and ICS segments.
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
T&E spend — Represents spend on travel and entertainment, which primarily includes airline, cruise, lodging and dining merchant categories.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations and our ability to continue investing at high levels in areas that can drive sustainable growth (including our brand, value propositions, customers, colleagues, technology and coverage), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: fiscal and monetary policies (including uncertainty regarding the federal government's debt limit) and macroeconomic conditions, such as recession risks, effects of inflation, higher interest rates, labor shortages or higher rates of unemployment, energy costs and the continued effects of the pandemic; geopolitical instability, including the ongoing war between Russia and Ukraine; the effects of recent stress in the banking sector; the impact of any future contingencies, including, but not limited to, restructurings, investment gains or losses, impairments, changes in reserves, legal costs and settlements, the imposition of fines or monetary penalties and increases in Card Member remediation; issues impacting brand perceptions and our reputation; impacts related to new or renegotiated cobrand and other partner agreements; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense and the sustainability of our future growth, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: T&E spend growth moderating more than expected, a further moderation in spend growth by U.S. small and mid-sized enterprise customers or a general slowdown or increase in volatility in consumer and business spending volumes; the strengthening of the U.S. dollar beyond expectations; an inability to address competitive pressures, innovate and expand our products and services and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global merchant network; the continued effects of the COVID-19 pandemic, including the lingering impacts on customer behaviors, spending and travel patterns, any of which could further exacerbate the effects on economic activity and travel-related revenues; and merchant discount rates changing by a greater or lesser amount than expected;
•net card fees not performing consistently with expectations, which could be impacted by, among other things, a deterioration in macroeconomic conditions impacting the ability and desire of Card Members to pay card fees; higher Card Member attrition rates; the pace of Card Member acquisition activity, particularly with respect to fee-based products; and our inability to address competitive pressures, develop attractive value propositions and implement our strategy of refreshing card products and enhancing benefits and services;
•net interest income, the effects of interest rates and the growth rate of loans outstanding being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; our deposit levels changing from current expectations; our ability to effectively manage risk and enhance Card Member value propositions; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on Card Member loans not remaining consistent with current expectations; and the effectiveness of our strategies to capture a greater share of existing Card Members’ spending and borrowings, and attract new, and retain existing, customers;
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
•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement costs to revenues, which could be impacted by continued changes in macroeconomic conditions and Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories), the redemption of rewards and offers (including travel redemptions) and usage of travel-

related benefits; the costs related to reward point redemptions; further enhancements to product benefits to make them attractive to Card Members and prospective customers, potentially in a manner that is not cost-effective; new and renegotiated contractual obligations with business partners; and the pace and cost of the expansion of our global lounge collection;
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
•our ability to control operating expenses, including relative to future revenue growth, and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; a persistent inflationary environment; our ability to realize operational efficiencies, including through automation; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities depending on overall business performance; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; restructuring activity; supply chain issues; fraud costs; compliance expenses or consulting, legal and other professional services fees, including as a result of litigation or internal and regulatory reviews; regulatory assessments; the level of M&A activity and related expenses; information or cyber security incidents; the payment of fines, penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the performance of Amex Ventures and other of our investments; impairments of goodwill or other assets; and the impact of changes in foreign currency exchange rates on costs;
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

•our ability to grow and increase efficiencies internationally, which could be impacted by regulation and business practices, such as those capping interchange or other fees, mandating network access or data localization, favoring local competitors or prohibiting or limiting foreign ownership of certain businesses; our inability to tailor products and services to make them attractive to local customers; competitors with more scale, local experience and established relationships with relevant customers, regulators and industry participants; the success of our network partners in acquiring Card Members and/or merchants; political or economic instability or regional hostilities, including as a result of the war in Ukraine and related geopolitical impacts, which could affect commercial activities;
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
•our funding plan being implemented in a manner inconsistent with current expectations, which will depend on various factors such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities we offer, regulatory changes, the adoption of Term SOFR, our ability to securitize and sell loans and receivables and the performance of loans and receivables previously sold in securitization transactions;
•our ability to implement our ESG strategies and initiatives, which depend in part on the amount and efficacy of our investments in product innovations, marketing campaigns, our supply chain and operations, and philanthropic, colleague and community programs; customer behaviors; and the cost and availability of solutions for a low carbon economy;
•legal and regulatory developments, which could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or alter our relationships with Card Members, partners, merchants and other third parties, including our ability to continue certain cobrand relationships in the EU; exert further pressure on merchant discount rates and our network business; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or monetary penalties; materially affect capital or liquidity requirements, results of operations or ability to pay dividends; or result in harm to the American Express brand;
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners, merchants that represent a significant portion of our business, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as a further escalation of the war in Ukraine and other military conflicts, adverse developments affecting third parties, including other financial institutions, future waves of COVID-19 cases, the severity and contagiousness of new variants, severe weather conditions, natural disasters, power loss, disruptions in telecommunications, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances, deposit levels and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in the 2022 Form 10-K and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2023	2022
Revenues
Non-interest revenues
Discount revenue	$7,947	$6,835
Net card fees	1,713	1,423
Service fees and other revenue	1,218	906
Processed revenue	420	372
Total non-interest revenues	11,298	9,536
Interest income
Interest on loans	3,939	2,473
Interest and dividends on investment securities	30	13
Deposits with banks and other	447	34
Total interest income	4,416	2,520
Interest expense
Deposits	994	122
Long-term debt and other	439	199
Total interest expense	1,433	321
Net interest income	2,983	2,199
Total revenues net of interest expense	14,281	11,735
Provisions for credit losses
Card Member receivables	222	80
Card Member loans	786	(111)
Other	47	(2)
Total provisions for credit losses	1,055	(33)
Total revenues net of interest expense after provisions for credit losses	13,226	11,768
Expenses
Card Member rewards	3,766	3,111
Business development	1,393	1,043
Card Member services	983	626
Marketing	1,341	1,224
Salaries and employee benefits	2,014	1,654
Other, net	1,562	1,398
Total expenses	11,059	9,056
Pretax income	2,167	2,712
Income tax provision	351	613
Net income	$1,816	$2,099
Earnings per Common Share (Note 14)(a)
Basic	$2.41	$2.73
Diluted	$2.40	$2.73
Average common shares outstanding for earnings per common share:
Basic	743	757
Diluted	744	758
(a)Represents net income less (i) earnings allocated to participating share awards of $14 million and $16 million for the three months ended March 31, 2023 and 2022, respectively, and (ii) dividends on preferred shares of $14 million for both the three months ended March 31, 2023 and 2022.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Millions)	2023	2022
Net income	$1,816	$2,099
Other comprehensive income (loss):
Net unrealized debt securities gains (losses), net of tax	19	(28)
Foreign currency translation adjustments, net of hedges and tax	28	(20)
Net unrealized pension and other postretirement benefits, net of tax	57	20
Other comprehensive income (loss)	104	(28)
Comprehensive income	$1,920	$2,071
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2023, $3; 2022, $5)	$3,105	$5,510
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2023, $307; 2022, $318)	37,524	28,097
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2023, $54; 2022, $54)	207	307
Total cash and cash equivalents	40,836	33,914
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2023, $5,336; 2022, $5,193), less reserves for credit losses: 2023, $223; 2022, $229	57,271	57,384
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2023, $27,098; 2022, $28,461), less reserves for credit losses: 2023, $4,053; 2022, $3,747	104,997	104,217
Other loans, less reserves for credit losses: 2023, $83; 2022, $59	5,818	5,357
Investment securities	3,964	4,578
Premises and equipment, less accumulated depreciation and amortization: 2023, $10,233; 2022, $9,850	5,204	5,215
Other assets, less reserves for credit losses: 2023, $25; 2022, $22	17,752	17,689
Total assets	$235,842	$228,354
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$120,806	$110,239
Accounts payable	12,526	12,133
Short-term borrowings	1,724	1,348
Long-term debt (includes debt issued by consolidated variable interest entities: 2023, $11,665; 2022, $12,662)	41,138	42,573
Other liabilities	33,656	37,350
Total liabilities	$209,850	$203,643
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of March 31, 2023 and December 31, 2022	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 743 million shares as of March 31, 2023 and December 31, 2022	149	149
Additional paid-in capital	11,522	11,493
Retained earnings	17,427	16,279
Accumulated other comprehensive income (loss)	(3,106)	(3,210)
Total shareholders’ equity	25,992	24,711
Total liabilities and shareholders’ equity	$235,842	$228,354
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31 (Millions)	2023	2022
Cash Flows from Operating Activities
Net income	$1,816	$2,099
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	1,055	(33)
Depreciation and amortization	400	398
Stock-based compensation	140	122
Deferred taxes	(334)	(69)
Other items (a)	152	(47)
Originations of loans held-for-sale	(54)	—
Proceeds from sales of loans held-for-sale	59	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	(52)	323
Accounts payable & other liabilities	(3,559)	1,087
Net cash (used in) provided by operating activities	(377)	3,880
Cash Flows from Investing Activities
Sale of investment securities	—	16
Maturities and redemptions of investment securities	900	767
Purchase of investments	(277)	(2,328)
Net increase in Card Member loans and receivables, and other loans (b)	(1,603)	(785)
Purchase of premises and equipment, net of sales: 2023, $1; 2022, nil	(360)	(447)
Acquisitions/dispositions, net of cash acquired	(64)	—
Net cash used in investing activities	(1,404)	(2,777)
Cash Flows from Financing Activities
Net increase in customer deposits	10,566	6,541
Net increase (decrease) in short-term borrowings (b)	239	(59)
Proceeds from long-term debt	1,498	6,231
Payments of long-term debt	(3,003)	(6,314)
Issuance of American Express common shares	18	49
Repurchase of American Express common shares and other	(316)	(1,570)
Dividends paid	(405)	(345)
Net cash provided by financing activities	8,597	4,533
Effect of foreign currency exchange rates on cash and cash equivalents	106	14
Net increase in cash and cash equivalents	6,922	5,650
Cash and cash equivalents at beginning of period	33,914	22,028
Cash and cash equivalents at end of period	$40,836	$27,678

Cash and cash equivalents reconciliation	Mar-23	Dec-22	Mar-22	Dec-21
Cash and cash equivalents per Consolidated Balance Sheets	$40,836	$33,914	$27,678	$22,028
Restricted balances included in Cash and cash equivalents	549	544	2,207	525
Total Cash and cash equivalents, excluding restricted balances	$40,287	$33,370	$25,471	$21,503
(a)Includes net losses on Amex Ventures investments and changes in fair value hedges.
(b)Excludes an increase of $117 million related to non-cash activity during the three months ended March 31, 2023.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended March 31, 2023 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2022	$24,711	$—	$149	$11,493	$(3,210)	$16,279
Net income	1,816	—	—	—	—	1,816
Other comprehensive income	104	—	—	—	104	—
Repurchase of common shares	(195)	—	—	(17)	—	(178)
Other changes, primarily employee plans	20	—	—	46	—	(26)
Cash dividends declared preferred Series D, $8,875.00 per share	(14)	—	—	—	—	(14)
Cash dividends declared common, $0.60 per share	(450)	—	—	—	—	(450)
Balances as of March 31, 2023	$25,992	$—	$149	$11,522	$(3,106)	$17,427

Three months ended March 31, 2022 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2021	$22,177	$—	$153	$11,495	$(2,945)	$13,474
Net income	2,099	—	—	—	—	2,099
Other comprehensive loss	(28)	—	—	—	(28)	—
Repurchase of common shares	(1,483)	—	(2)	(126)	—	(1,355)
Other changes, primarily employee plans	26	—	—	82	—	(56)
Cash dividends declared preferred Series D, $8,875.00 per share	(14)	—	—	—	—	(14)
Cash dividends declared common, $0.52 per share	(394)	—	—	—	—	(394)
Balances as of March 31, 2022	$22,383	$—	$151	$11,451	$(2,973)	$13,754

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
The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Form 10-K). If not materially different, certain note disclosures included therein have been omitted from these Consolidated Financial Statements.
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
Recently Issued and Adopted Accounting Standards
Effective January 1, 2023, we adopted new accounting guidance on troubled debt restructurings (TDR) and vintage disclosures (Update 2022-02) on a prospective basis. The new guidance eliminated the existing TDR guidance for those entities that have adopted Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, created a single loan modification accounting model and enhanced disclosure requirements for loan modifications and write-offs. The implementation did not have a material impact on our Consolidated Financial Statements, and we do not expect it to have a material impact to our Consolidated Financial Statements prospectively. Refer to Note 2 for further information, including the enhanced disclosures.
In March 2023, the Financial Accounting Standards Board issued updated accounting guidance to allow the proportional amortization method (PAM) to be applied to tax credit structures beyond low-income housing tax credit (LIHTC) investments. Having implemented PAM in relation to LIHTC investments in January 2021, we are currently evaluating the updated guidance with respect to other qualifying investments, which we do not expect to have a material impact to our Consolidated Financial Statements if adopted.

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
Card Member and Other loans as of March 31, 2023 and December 31, 2022 consisted of:

(Millions)	2023	2022
Consumer (a)	$84,248	$84,964
Small Business	24,717	22,947
Corporate	85	53
Card Member loans	109,050	107,964
Less: Reserves for credit losses	4,053	3,747
Card Member loans, net	$104,997	$104,217
Other loans, net (b)	$5,818	$5,357
(a)Includes approximately $27.1 billion and $28.5 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of March 31, 2023 and December 31, 2022, respectively.
(b)Other loans are presented net of reserves for credit losses of $83 million and $59 million as of March 31, 2023 and December 31, 2022, respectively.
Card Member receivables as of March 31, 2023 and December 31, 2022 consisted of:

(Millions)	2023	2022
Consumer	$21,725	$22,885
Small Business	19,546	19,629
Corporate (a)	16,223	15,099
Card Member receivables	57,494	57,613
Less: Reserves for credit losses	223	229
Card Member receivables, net	$57,271	$57,384
(a)Includes $5.3 billion and $5.2 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of March 31, 2023 and December 31, 2022, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of March 31, 2023 and December 31, 2022:

2023 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$83,292	$287	$206	$463	$84,248	$354	$187
Small Business	24,445	93	63	116	24,717	86	52
Corporate (a)	(b)	(b)	(b)	—	85	—	—
Card Member Receivables:
Consumer	21,482	76	51	116	21,725	—	—
Small Business	$19,222	$121	$75	128	19,546	—	—
Corporate (a)	(b)	(b)	(b)	$73	$16,223	$—	$—

2022 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Consumer	$84,102	$281	$198	$383	$84,964
Small Business	22,731	81	49	86	22,947
Corporate (a)	(b)	(b)	(b)	—	53
Card Member Receivables:
Consumer	22,634	83	56	112	22,885
Small Business	$19,330	$120	$69	110	19,629
Corporate (a)	(b)	(b)	(b)	$85	$15,099
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
(c)Our policy is generally to accrue interest through the date of write-off (typically 180 days past due). We establish reserves for interest that we believe will not be collected.
(d)Non-accrual loans primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators for Card Member Loans and Receivables
The following tables present the key credit quality indicators as of or for the three months ended March 31:

	2023			2022
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Consumer	1.5%	1.9%	1.1%	0.8%	1.1%	0.8%
Small Business	1.2%	1.4%	1.1%	0.6%	0.7%	0.6%
Card Member Receivables:
Consumer	1.7%	1.8%	1.1%	0.5%	0.5%	0.7%
Small Business	2.1%	2.3%	1.7%	0.7%	0.8%	0.9%
Corporate	(b)	0.6%	(c)	(b)	0.2%	(c)
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.5% and 0.3% as of March 31, 2023 and 2022, respectively.
Refer to Note 3 for additional indicators, including external qualitative factors, management considers in its evaluation process for reserves for credit losses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans and Receivables Restructurings for Borrowers Experiencing Financial Difficulty
Effective January 1, 2023, we prospectively adopted Accounting Standards Update 2022-02 guidance that eliminated the recognition and measurement of TDRs. Following the adoption of this guidance, we evaluate all loans and receivables restructurings according to the accounting guidance for loan refinancing and restructuring to determine whether such loan modification should be accounted for as a new loan or a continuation of the existing loan. Our loans and receivables restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan, which reflects the ongoing effort to support our customer and recover our investment in the existing loan.
We offer several types of loans and receivables modification programs to customers experiencing financial difficulty. In such instances, we may modify loans and receivables with the intention to minimize losses and improve collectability, while providing customers with temporary or permanent financial relief.
Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the loan is characterized as non-accrual), and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of March 31, 2023, we had $14 million of unused credit available to customers with loans modified during the three months ended March 31, 2023. In accordance with the modification agreement with the customer, loans and/or receivables may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.
The following table provides information relating to loans and receivables modifications for borrowers experiencing financial difficulty during the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$329	0.4%	15.3%	(b)
Small Business	144	0.6%	15.1%	(b)
Corporate	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	117	0.5%	(c)	23
Small Business	199	1.0%	(c)	24
Corporate	7	0.04%	(c)	10
Other Loans	6	0.1%	—	18
Interest Rate Reduction and Term Extension
Other Loans	5	0.1%	1.9%	18
Total	$807

(a)Represents the outstanding balances as of March 31, 2023, of all modifications undertaken on or after January 1, 2023 for loans that remain in modification programs as of, or that defaulted on or before, March 31, 2023. The outstanding balances include principal, fees and accrued interest on loans and principal and fees on receivables. Modifications did not reduce the principal balance.
(b)For Card Member loans, there have been no payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A customer can miss up to three payments before being considered in default, depending on the terms of the modification program. For loans and receivables modified on or after January 1, 2023, the amount of defaulted balances was immaterial for the three months ended March 31, 2023.
The following table provides information relating to the performance of loans and receivables that were modified on or after January 1, 2023.

	As of March 31, 2023
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$273	$43	$13
Small Business	119	20	5
Corporate	—	—	—
Card Member Receivables:
Consumer	100	14	3
Small Business	157	36	6
Corporate	7	—	—
Other Loans	11	—	—
Total	$667	$113	$27
(a)Represents the outstanding balances as of March 31, 2023 of all modifications undertaken on or after January 1, 2023 for loans that remain in modification programs as of, or that defaulted on or before, March 31, 2023.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Troubled Debt Restructuring Disclosures Prior to Our Adoption of ASU 2022-02
Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. Loans that were classified as a TDR prior to the adoption of ASU 2022-02 will continue to be accounted for under the historical TDR accounting until the loan is entirely paid off or written off.
The following table provides additional information with respect to our impaired loans and receivables as of December 31, 2022:

	As of December 31, 2022
			Accounts Classified as a TDR (c)
2022 (Millions)	Over 90 days Past Due & Accruing Interest (a)	Non- Accruals (b)	In Program (d)	Out of Program (e)	Total Impaired Balance	Reserve for Credit Losses- TDRs
Card Member Loans
Consumer	$252	$155	$781	$1,098	$2,286	$335
Small Business	54	34	267	380	735	108
Corporate	—	—	—	—	—	—
Card Member Receivables
Consumer	—	—	257	179	436	20
Small Business	—	—	403	402	805	40
Corporate	—	—	6	7	13	1
Other Loans	3	2	19	2	26	—
Total	$309	$191	$1,733	$2,068	$4,301	$504

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
(c)Accounts classified as a TDR include $48 million that were over 90 days past due and accruing interest as of December 31, 2022 and $17 million that were non-accruals as of December 31, 2022.
(d)In Program TDRs include accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $1,922 million of accounts that have successfully completed a modification program and $146 million of accounts that were not in compliance with the terms of the modification programs as of December 31, 2022.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans and Receivables modified as TDRs Prior to Our Adoption of ASU 2022-02
The following table provides additional information with respect to loans and receivables that were modified as TDRs during the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)
Troubled Debt Restructurings:
Card Member Loans	27	$177	14	(b)
Card Member Receivables	6	171	(c)	17
Other Loans	1	1	2	15
Total	34	$349

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
Loans and Receivables Modified and Subsequently Defaulted Prior to Our Adoption of ASU 2022-02
The following table provides information with respect to loans and receivables modified as TDRs that subsequently defaulted within twelve months of modification. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program.

	Three Months Ended March 31, 2022
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$29
Card Member Receivables	1	10
Other Loans	—	—
Total	5	$39

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
We also estimate the likelihood and magnitude of recovery of previously written off accounts considering how long ago the account was written off and future economic conditions, even if such expected recoveries exceed expected losses. Our models are developed using historical loss experience covering the economic cycle and consider the impact of account characteristics on expected losses. This history includes the performance of loans and receivables modifications for borrowers experiencing financial difficulty, including their subsequent defaults.
Future economic conditions that are incorporated over the R&S Period include multiple macroeconomic scenarios provided to us by an independent third party. Management reviews these economic scenarios each period and assigns probability weights to each scenario, generally with a consistent initial distribution. At times, due to macroeconomic uncertainty and volatility, management may apply judgment and assign different probability weights to scenarios. These macroeconomic scenarios contain certain variables, including unemployment rates and real gross domestic product (GDP), that are significant to our models.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
First quarter of 2023	3%	3% - 6%	(0.4)%	5% - (1)%
Fourth quarter of 2023	3% - 7%	3% - 8%	4% - (3)%	6% - 0.2%
Fourth quarter of 2024	3% - 7%	3% - 7%	3% - 2%	3% - 2%
Fourth quarter of 2025	3% - 6%	3% - 6%	3%	4% - 3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses increased for the three months ended March 31, 2023, driven by higher delinquencies and an increase in loans outstanding.
Card Member loans reserve for credit losses decreased for the three months ended March 31, 2022, primarily driven by a reduction in pandemic-driven reserves reflecting sustained recovery from the macroeconomic impact of the COVID-19 pandemic.
The following table presents changes in the Card Member loans reserve for credit losses for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2023	2022
Beginning Balance	$3,747	$3,305
Provisions (a)	786	(111)
Net write-offs (b)
Principal	(397)	(165)
Interest and fees	(89)	(50)
Other (c)	6	2
Ending Balance	$4,053	$2,981
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $128 million and $144 million for the three months ended March 31, 2023 and 2022, respectively. Recoveries of interest and fees were not significant.
(c)Primarily includes foreign currency translation adjustments of $6 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses decreased for the three months ended March 31, 2023, primarily driven by a sequential decrease in receivables outstanding, partially offset by higher delinquencies.
Card Member receivables reserve for credit losses increased for the three months ended March 31, 2022, primarily driven by higher delinquencies.
The following table presents changes in the Card Member receivables reserve for credit losses for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2023	2022
Beginning Balance	$229	$64
Provisions (a)	222	80
Net write-offs (b)	(230)	(67)
Other (c)	2	(1)
Ending Balance	$223	$76
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $69 million and $67 million for the three months ended March 31, 2023 and 2022, respectively.
(c)Primarily includes foreign currency translation adjustments of $2 million and nil for the three months ended March 31, 2023 and 2022, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $12 million as of both March 31, 2023 and December 31, 2022 presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of March 31, 2023 and December 31, 2022:

	2023				2022
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$63	$—	$(8)	$55	$64	$—	$(10)	$54
U.S. Government agency obligations	4	—	—	4	5	—	—	5
U.S. Government treasury obligations	3,180	—	(50)	3,130	3,859	—	(73)	3,786
Mortgage-backed securities (a)	13	—	—	13	13	—	—	13
Foreign government bonds and obligations	669	—	(1)	668	633	—	(1)	632
Other (b)	52	—	—	52	47	—	—	47
Equity securities (c)	50	—	(8)	42	50	—	(9)	41
Total	$4,031	$—	$(67)	$3,964	$4,671	$—	$(93)	$4,578
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.
The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022:

	2023				2022
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$31	$(8)	$52	$(10)	$—	$—
U.S. Government treasury obligations	982	(13)	2,122	(37)	3,710	(72)	52	(1)
Foreign government bonds and obligations	521	(1)	—	—	549	(1)	—	—
Total	$1,503	$(14)	$2,153	$(45)	$4,311	$(83)	$52	$(1)
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the gross unrealized losses for available-for-sale debt securities by ratio of fair value to amortized cost as of March 31, 2023 and December 31, 2022:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2023:
90–100%	61	$1,503	$(14)	19	$2,137	$(39)	80	$3,640	$(53)
Less than 90%	—	$—	$—	3	$16	$(6)	3	$16	$(6)
Total as of March 31, 2023	61	$1,503	$(14)	22	$2,153	$(45)	83	$3,656	$(59)
2022:
90–100%	74	$4,287	$(74)	3	$52	$(1)	77	$4,339	$(75)
Less than 90%	14	$24	$(9)	—	$—	$—	14	$24	$(9)
Total as of December 31, 2022	88	$4,311	$(83)	3	$52	$(1)	91	$4,363	$(84)
Contractual maturities for available-for-sale debt securities with stated maturities as of March 31, 2023 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$2,727	$2,694
Due after 1 year but within 5 years	1,155	1,137
Due after 5 years but within 10 years	41	41
Due after 10 years	58	50
Total	$3,981	$3,922
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests for the Lending Trust was $15.6 billion and $16.0 billion as of March 31, 2023 and December 31, 2022, respectively, and for the Charge Trust was $5.3 billion and $5.2 billion as of March 31, 2023 and December 31, 2022, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust was $57 million and $59 million as of March 31, 2023 and December 31, 2022, respectively, and for the Charge Trust was nil as of both March 31, 2023 and December 31, 2022. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the three months ended March 31, 2023 and the year ended December 31, 2022, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of March 31, 2023 and December 31, 2022, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2023	2022
U.S.:
Interest-bearing	$119,832	$109,119
Non-interest-bearing (includes Card Member credit balances of: 2023, $472; 2022, $605)	522	663
Non-U.S.:
Interest-bearing	15	15
Non-interest-bearing (includes Card Member credit balances of: 2023, $434; 2022, $439)	437	442
Total customer deposits	$120,806	$110,239
Customer deposits by deposit type as of March 31, 2023 and December 31, 2022 were as follows:

(Millions)	2023	2022
Savings and transaction accounts	$84,200	$76,731
Certificates of deposit:
Direct	4,102	2,765
Third-party (brokered)	15,736	13,331
Sweep accounts – Third-party (brokered)	15,799	16,297
Other deposits	63	71
Card Member credit balances	906	1,044
Total customer deposits	$120,806	$110,239
The scheduled maturities of certificates of deposit as of March 31, 2023 were as follows:

(Millions)	2023	2024	2025	2026	2027	After 5 Years	Total
Certificates of deposit	$5,550	$8,934	$3,610	$554	$782	$408	$19,838
As of March 31, 2023 and December 31, 2022, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2023	2022
U.S.	$1,432	$998
Non-U.S.	—	1
Total	$1,432	$999

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
In 2006, Mawarid Investments Limited filed a request for confidential arbitration under the 1998 London Court of International Arbitration Rules in connection with certain claims arising under a shareholders agreement between Mawarid and American Express Travel Related Services Company, Inc. relating to a joint venture between the parties, Amex (Middle East) BSC(c) (AEME). In 2008, the tribunal rendered a partial award, including a direction that an audit should take place to verify whether acquirer discount revenue related to transactions occurring with airlines located in the Middle East region had been properly allocated to AEME since its inception in 1992. In September 2021, the tribunal rendered a further partial award regarding the location of transactions through non-physical channels. In May 2022, the tribunal further clarified the 2021 partial award and the discount rate that should apply to transactions through non-physical channels. A final award is expected in 2023.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In May 2020, we began responding to a review by the Office of the Comptroller of the Currency (OCC) and the Department of Justice (DOJ) Civil Division regarding historical sales practices relating to sales to small business customers in the United States. In January 2021, we received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York (EDNY) regarding these sales practices issues, as well as a Civil Investigative Demand from the Consumer Financial Protection Bureau (CFPB) pertaining to its investigation into sales practices related to consumers. In January 2023, the CFPB notified us that its investigation was completed and that it does not intend to recommend an enforcement action be taken against us at this time. The OCC, DOJ and EDNY reviews and investigations are ongoing and we have been made aware of a related investigation by the New York Department of Financial Services. We are cooperating with all inquiries. Any negotiated resolution or litigated proceedings arising from these matters could result in fines or other remedial actions.
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
For those disclosed legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $320 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business and results of operations.

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
A majority of our derivative assets and liabilities as of March 31, 2023 and December 31, 2022 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of March 31, 2023, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of March 31, 2023 and December 31, 2022, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2023 and December 31, 2022:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$163	$211
Net investment hedges - Foreign exchange contracts	145	350	218	251
Total derivatives designated as hedging instruments	145	350	381	462
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	162	171	179	339
Total derivatives, gross	307	521	560	801
Derivative asset and derivative liability netting (b)	(179)	(257)	(179)	(257)
Cash collateral netting (c)	—	(11)	(170)	(212)
Total derivatives, net	$128	$253	$211	$332
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
We posted $8 million as of both March 31, 2023 and December 31, 2022, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $6.5 billion and $8.1 billion of fixed-rate debt obligations designated in fair value hedging relationships as of March 31, 2023 and December 31, 2022, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three months ended March 31:

	Gains (losses)
	Three Months Ended March 31,
(Millions)	2023	2022
Fixed-rate long-term debt	$(53)	$258
Derivatives designated as hedging instruments	53	(261)
Total	$—	$(3)
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $6.3 billion and $7.8 billion as of March 31, 2023 and December 31, 2022, respectively, including the cumulative amount of fair value hedging adjustments of $(183) million and $(236) million for the respective periods.
We recognized in Interest expense on Long-term debt a net increase of $39 million and a net decrease of $57 million for the three months ended March 31, 2023 and 2022, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $12.6 billion and $12.5 billion of foreign currency derivatives designated as net investment hedges as of March 31, 2023 and December 31, 2022, respectively. The gain or loss on net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, were losses of $198 million and $85 million for the three months ended March 31, 2023 and 2022, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for both the three months ended March 31, 2023 and 2022.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $21.9 billion and $21.7 billion as of March 31, 2023 and December 31, 2022, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gain of $5 million and a net loss of $12 million for the three months ended March 31, 2023 and 2022, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
We recorded an embedded derivative in the second quarter of 2022, related to seller earnout shares granted to us upon the completion of a business combination between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital. This embedded derivative had a notional amount of $78 million as of both March 31, 2023 and December 31, 2022. The changes in the fair value of the embedded derivative resulted in losses of $4 million for the three months ended March 31, 2023, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of March 31, 2023 and December 31, 2022:

	2023				2022
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$42	$41	$1	$—	$41	$40	$1	$—
Debt securities	3,922	—	3,870	52	4,537	—	4,490	47
Derivatives, gross (a)(b)	307	—	284	23	521	—	494	27
Total Assets	4,271	41	4,155	75	5,099	40	4,985	74
Liabilities:
Derivatives, gross (a)	560	—	560	—	801	—	801	—
Total Liabilities	$560	$—	$560	$—	$801	$—	$801	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of March 31, 2023 and December 31, 2022. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2023 and December 31, 2022, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2023 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$41	$41	$39	$2	$—
Other financial assets (b)	60	60	—	60	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	111	115	—	—	115

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	127	127	—	127	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	20	20	—	20	—
Long-term debt (c)	$41	$41	$—	$41	$—

	Carrying Value	Corresponding Fair Value Amount
2022 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$34	$34	$32	$2	$—
Other financial assets (b)	60	60	—	60	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	110	113	—	—	113

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	123	123	—	123	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	16	16	—	16	—
Long-term debt (c)	$43	$42	$—	$42	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $5.3 billion and $5.2 billion held by a consolidated VIE as of March 31, 2023 and December 31, 2022, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $27.1 billion and $28.4 billion as of March 31, 2023 and December 31, 2022, respectively, and the fair values of Long-term debt were $11.4 billion and $12.3 billion as of March 31, 2023 and December 31, 2022, respectively.
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
We estimate the Level 3 fair value of equity investments without readily determinable fair values, which include investments in our Amex Ventures portfolio, based on price changes as of the date of new similar equity financing transactions completed by the companies in the portfolio. In addition, impairments on such investments are recorded to account for the difference between the estimated fair value and carrying value of an investment based on a qualitative assessment of impairment indicators such as business performance, general market conditions and the economic and regulatory environment. When an impairment triggering event occurs, the fair value measurement is generally derived by taking into account all available information, such as share prices of publicly traded peer companies, internal valuations performed by our investees, and other third-party fair value data. The fair value of impaired investments represents a Level 3 fair value measurement.
The carrying value of equity investments without readily determinable fair values totaled $0.9 billion and $1.0 billion as of March 31, 2023 and December 31, 2022, respectively, of which approximately $0.2 billion and $0.6 billion as of March 31, 2023 and December 31, 2022, respectively, represented a nonrecurring Level 3 fair value measurement for certain of our equity investments. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded unrealized gains of nil and $12 million for the three months ended March 31, 2023 and 2022, respectively. Unrealized losses representing impairments were $95 million and $18 million for the three months ended March 31, 2023 and 2022, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains for equity investments without readily determinable fair values totaled $1.2 billion as of both March 31, 2023 and December 31, 2022, and cumulative unrealized losses representing impairments were $489 million and $394 million as of March 31, 2023 and December 31, 2022, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both March 31, 2023 and December 31, 2022.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $21 million, respectively, as of both March 31, 2023 and December 31, 2022, all of which were primarily related to our real estate arrangements and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Changes In Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three months ended March 31, 2023 and 2022 were as follows:

Three Months Ended March 31, 2023 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2022	$(64)	$(2,622)	$(524)	$(3,210)
Net change	19	28	57	104
Balances as of March 31, 2023	$(45)	$(2,594)	$(467)	$(3,106)

Three Months Ended March 31, 2022 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2021	$23	$(2,392)	$(576)	$(2,945)
Net change	(28)	(20)	20	(28)
Balances as of March 31, 2022	$(5)	$(2,412)	$(556)	$(2,973)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three months ended March 31 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended March 31,
(Millions)	2023	2022
Net unrealized gains (losses) on debt securities	$6	$(9)
Foreign currency translation adjustment, net of hedges	(45)	(30)
Pension and other postretirement benefits	5	7
Total tax impact	$(34)	$(32)
Reclassifications out of AOCI into the Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2023	2022
Service fees	$366	$349
Foreign currency-related revenue	338	225
Delinquency fees	233	179
Travel commissions and fees	135	88
Other fees and revenues	146	65
Total Service fees and other revenue	$1,218	$906
The following is a detail of Other expenses for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2023	2022
Data processing and equipment	$660	$600
Professional services	440	472
Net unrealized and realized losses on Amex Ventures investments (a)	95	11
Other	367	315
Total Other expenses	$1,562	$1,398
(a)Refer to Note 9 for further information regarding Amex Ventures investments accounted for as equity investments without readily determinable fair values.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate was 16.2 percent and 22.6 percent for the three months ended March 31, 2023 and 2022, respectively. The decrease in the effective tax rate primarily reflected discrete tax benefits in the current period related to the resolution of certain prior-year tax items.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination by the IRS for the 2017 and 2018 tax years.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $112 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $112 million of unrecognized tax benefits, approximately $88 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(Millions, except per share amounts)	2023	2022
Numerator:
Basic and diluted:
Net income	$1,816	$2,099
Preferred dividends	(14)	(14)
Net income available to common shareholders	$1,802	$2,085
Earnings allocated to participating share awards (a)	(14)	(16)
Net income attributable to common shareholders	$1,788	$2,069
Denominator:(a)
Basic: Weighted-average common stock	743	757
Add: Weighted-average stock options (b)	1	1
Diluted	744	758

Basic EPS	$2.41	$2.73
Diluted EPS	$2.40	$2.73
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 1.3 million and 0.1 million of options for the three months ended March 31, 2023 and 2022, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
As disclosed in the 2022 Form 10-K, we realigned our reportable operating segments to reflect organizational changes effective for the third quarter of 2022. Prior periods have been recast to conform to the new reportable operating segments.
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three months ended March 31:

Three Months Ended March 31, 2023 (Millions, except where indicated)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,359	$3,107	$2,267	$1,596	$(31)	$11,298
Revenue from contracts with customers (b)	3,239	2,731	1,441	1,448	(13)	8,846
Interest income	2,775	706	467	14	454	4,416
Interest expense	551	321	224	(131)	468	1,433
Total revenues net of interest expense	6,583	3,492	2,510	1,741	(45)	14,281
Pretax income (loss)	$1,130	$630	$189	$885	$(667)	$2,167
Total assets (billions)	$91	$54	$36	$17	$38	$236

Three Months Ended March 31, 2022 (Millions, except where indicated)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$3,637	$2,719	$1,859	$1,372	$(51)	$9,536
Revenue from contracts with customers (b)	2,742	2,421	1,199	1,274	4	7,640
Interest income	1,736	415	324	2	43	2,520
Interest expense	103	87	123	(44)	52	321
Total revenues net of interest expense	5,270	3,047	2,060	1,418	(60)	11,735
Pretax income (loss)	$1,532	$781	$244	$669	$(514)	$2,712
Total assets (billions)	$77	$47	$32	$16	$24	$196
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue, certain service fees and other revenue and processed revenue from customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. Since December 31, 2022, there have been no material changes in market risk exposures associated with interest rate risk or foreign exchange risk.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in the 2022 Form 10-K, refer to Note 7 to the “Consolidated Financial Statements” in this Form 10-Q.
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 2022 Form 10-K. The risks and uncertainties that we face are not limited to those set forth in the 2022 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, including any potential impacts to economic and operating conditions as a result of recent stress in the banking sector, which are also discussed under “MD&A — Consolidated Capital Resources and Liquidity.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)   ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2023
Repurchase programs(a)	—	—	—	36,414,458
Employee transactions(b)	—	—	N/A	N/A

February 1-28, 2023
Repurchase programs(a)	—	—	—	36,414,458
Employee transactions(b)	706,711	$172.31	N/A	N/A

March 1-31, 2023
Repurchase programs(a)	1,111,327	$175.85	1,111,327	119,604,673
Employee transactions(b)	86	$172.31	N/A	N/A

Total
Repurchase programs(a)	1,111,327	$175.85	1,111,327	119,604,673
Employee transactions(b)	706,797	$172.31	N/A	N/A
(a)On March 8, 2023, the Board of Directors authorized the repurchase of up to 120 million common shares from time to time, subject to market conditions and in accordance with our capital plans. This authorization replaced the prior repurchase authorization of 120 million common shares from September 23, 2019, which had 35,698,458 common shares remaining as of March 8, 2023, and does not have an expiration date. See “MD&A – Consolidated Capital Resources and Liquidity” for additional information regarding share repurchases.
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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: April 21, 2023	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell Vice Chairman and Chief Financial Officer

Date: April 21, 2023	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)