Form 10-Q
period 2023-06-30
AMERICAN EXPRESS CO
filed 2023-07-25
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2023
Common Shares (par value $0.20 per share)	736,458,872	Shares

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

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended June 30,		Change 2023 vs. 2022		As of or for the Six Months Ended June 30,		Change 2023 vs. 2022
(Millions, except percentages, per share amounts and where indicated)	2023	2022			2023	2022
Selected Income Statement Data
Total revenues net of interest expense	$15,054	$13,395	$1,659	12%	$29,335	$25,130	$4,205	17%
Provisions for credit losses	1,198	410	788	#	2,253	377	1,876	#
Total expenses	11,122	10,442	680	7	22,181	19,498	2,683	14
Pretax income	2,734	2,543	191	8	4,901	5,255	(354)	(7)
Income tax provision	560	579	(19)	(3)	911	1,192	(281)	(24)
Net income	2,174	1,964	210	11	3,990	4,063	(73)	(2)
Earnings per common share — diluted (a)	$2.89	$2.57	$0.32	12%	$5.29	$5.30	$(0.01)	—%

Common Share Statistics (b)
Cash dividends declared per common share	$0.60	$0.52	$0.08	15%	$1.20	$1.04	$0.16	15%
Average common shares outstanding:
Basic	740	752	(12)	(2)%	741	755	(14)	(2)%
Diluted	741	753	(12)	(2)%	742	756	(14)	(2)%

Selected Metrics and Ratios
Network volumes (Billions)	$426.6	$394.8	$32	8%	$825.5	$745.1	$80	11%
Return on average equity (c)	33.0%	34.4%			30.9%	36.0%
Net interest income divided by average Card Member loans	11.1%	10.2%			11.1%	10.2%
Net interest yield on average Card Member loans (d)	11.2%	10.4%			11.2%	10.5%
Effective tax rate	20.5%	22.8%			18.6%	22.7%
Common Equity Tier 1	10.6%	10.3%			10.6%	10.3%

Selected Balance Sheet Data
Cash and cash equivalents	$42,958	$26,277	$16,681	63%	$42,958	$26,277	$16,681	63%
Card Member receivables	58,221	56,019	2,202	4	58,221	56,019	2,202	4
Card Member loans	114,602	95,437	19,165	20	114,602	95,437	19,165	20
Customer deposits	122,756	96,411	26,345	27	122,756	96,411	26,345	27
Long-term debt	$46,725	$40,495	$6,230	15%	$46,725	$40,495	$6,230	15%
# Denotes a variance of 100 percent or more
(a)Represents net income, less (i) earnings allocated to participating share awards of $17 million and $15 million for the three months ended June 30, 2023 and 2022, respectively, and $31 million for both the six months ended June 30, 2023 and 2022, and (ii) dividends on preferred shares of $15 million for both the three months ended June 30, 2023 and 2022, and $29 million for both the six months ended June 30, 2023 and 2022.
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

Business Environment
Our results for the second quarter reflect continued strong performance across our business. Card Member spending, new account acquisitions and credit performance demonstrate the strength of our differentiated business model, which drove net income of $2.2 billion, or $2.89 per share, for the second quarter, compared with net income of $2.0 billion, or $2.57 per share, a year ago.
Worldwide network volumes for the second quarter increased 8 percent compared to the prior year. Billed business, which represented 86 percent of our total network volumes and is the most significant driver of our financial results, also increased 8 percent year-over-year. Goods & Services (G&S) spend increased 6 percent year-over-year, driven by U.S. consumer and international Card Members, while U.S. small and mid-sized enterprise (SME) Card Member spend growth continued to slow. Travel & Entertainment (T&E) spend grew by 14 percent year-over-year, reflecting continued demand for travel and dining experiences across geographies and customer types. U.S. Consumer Services billed business grew by 10 percent year-over-year, with the largest portion of this growth coming from continued strength in spending trends by our Millennial and Gen-Z Card Members. International Card Services billed business grew by 15 percent year-over-year, driven by continued growth in spend across both consumer and commercial customers outside the U.S. Billed business in our Commercial Services segment grew by 2 percent on a year-over-year basis, reflecting the continued slowing pace of growth from both U.S. SME Card Members and U.S. large and global corporate customers.
Total revenues net of interest expense increased 12 percent year-over-year. The growth in total billed business drove an 8 percent increase in Discount revenue, our largest revenue line. Net card fees increased 21 percent year-over-year, reflecting the high levels of new card acquisition and Card Member retention over the past several quarters, demonstrating the impact of investments we have made in our premium value propositions. Net interest income increased 32 percent versus the prior year, primarily reflecting an increase in the interest-bearing portion of our total loans and Card Member receivables.
Total loans and Card Member receivables increased 15 percent year-over-year, as our Card Members continue to spend and rebuild balances. Provisions for credit losses increased from the prior year’s unusually low levels, primarily driven by higher net write-offs and a higher net reserve build in the current period, both of which reflect the strong growth in loans and Card Member receivables. While net write-off rates continued to increase in the second quarter, our credit metrics remain best-in-class, and below pre-pandemic levels, supported by the premium nature of our customer base and our risk management capabilities.
Card Member rewards, Card Member services and Business development expenses are generally correlated to volumes or are variable based on usage and collectively increased year-over-year due to network volume growth and higher usage of travel-related benefits. Card Member rewards expense growth was also driven by a larger proportion of spend in categories that earn higher levels of rewards. Marketing expense decreased 6 percent year-over-year in the second quarter, but is up 1 percent for the six month period, as we remain focused on driving efficiencies in our marketing investments, while continuing to acquire high spending, high quality Card Members. Operating expenses increased 5 percent year-over-year, primarily driven by higher technology costs and compensation expense due to an increase in our colleague base to support business growth. We remain focused on driving operating expense efficiencies, while continuing to invest in our growth strategy.
During the quarter, we maintained our capital ratios within our target range of 10 to 11 percent and returned $1.6 billion of capital to our shareholders through share repurchases and dividends. We plan to continue to return to shareholders the excess capital we generate while supporting our balance sheet growth. Our robust capital, funding and liquidity positions provide us with significant flexibility to maintain a strong balance sheet.
In July, we signed a 10-year contract extension with Hilton Worldwide, which includes our existing cobrand, travel and merchant relationships, and we expect to continue to invest in this partnership going forward.
Our performance continues to give us confidence in our business model, and we remain committed to executing on our strategy to deliver sustainable and profitable long-term growth.
See “Certain Legislative, Regulatory and Other Developments” and “Risk Factors” for information on certain matters that could have a material adverse effect on our results of operations and financial condition.

Results of Operations
The discussions in both “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three and six months ended June 30, 2023 compared to the same periods in the prior year, as presented in the accompanying tables.
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
(Millions, except percentages)	2023	2022			2023	2022
Discount revenue	$8,481	$7,873	$608	8%	$16,428	$14,708	$1,720	12%
Net card fees	1,789	1,481	308	21	3,502	2,904	598	21
Service fees and other revenue	1,232	1,265	(33)	(3)	2,450	2,171	279	13
Processed revenue	447	416	31	7	867	788	79	10
Total non-interest revenues	11,949	11,035	914	8	23,247	20,571	2,676	13
Total interest income	4,775	2,799	1,976	71	9,191	5,319	3,872	73
Total interest expense	1,670	439	1,231	#	3,103	760	2,343	#
Net interest income	3,105	2,360	745	32	6,088	4,559	1,529	34
Total revenues net of interest expense	$15,054	$13,395	$1,659	12%	$29,335	$25,130	$4,205	17%
# Denotes a variance of 100 percent or more
Total Revenues Net of Interest Expense
Discount revenue increased for both the three and six month periods, primarily driven by increases in billed business. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased for both the three and six month periods, primarily driven by growth in our premium card portfolios.
Service fees and other revenue decreased for the three month period and increased for the six month period. The decrease in the three month period was primarily due to lower income from equity method investments, which in the prior period included a portion of the revenue allocated to a joint venture partner as described in Business development expense below, partially offset by an increase in foreign exchange-related revenues associated with Card Member cross-currency spending and growth in delinquency fees in the current period. The increase in the six month period was primarily driven by foreign exchange-related revenues associated with Card Member cross-currency spending and growth in delinquency fees.
Processed revenue increased for both the three and six month periods, primarily driven by increases in processed volumes. See Tables 5 and 6 for more details on processed volume performance.
Interest income increased for both the three and six month periods, primarily driven by higher interest rates and growth in revolving loan balances.
Interest expense increased for both the three and six month periods, primarily driven by higher interest rates paid on customer deposits.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
(Millions, except percentages)	2023	2022			2023	2022
Card Member loans
Net write-offs	$597	$247	$350	# %	$1,083	$462	$621	# %
Reserve build (release) (a)	326	25	301	#	626	(301)	927	#
Total	923	272	651	#	1,709	161	1,548	#
Card Member receivables
Net write-offs	243	95	148	#	473	162	311	#
Reserve (release) build (a)	(13)	43	(56)	#	(21)	56	(77)	#
Total	230	138	92	67	452	218	234	#
Other
Net write-offs - Other loans (b)	28	4	24	#	44	6	38	#
Net write-offs - Other receivables (c)	3	6	(3)	(50)	6	9	(3)	(33)
Reserve build (release) - Other loans (a)(b)	15	(10)	25	#	39	(14)	53	#
Reserve build (release) - Other receivables (a)(c)	(1)	—	(1)	—	3	(3)	6	#
Total	45	—	45	—	92	(2)	94	#
Total provisions for credit losses	$1,198	$410	$788	# %	$2,253	$377	$1,876	# %
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
(b)Relates to Other loans of $6.3 billion and $5.4 billion, less reserves of $98 million and $59 million, as of June 30, 2023 and December 31, 2022, respectively, and $4.0 billion and $2.9 billion, less reserves of $38 million and $52 million, as of June 30, 2022 and December 31, 2021, respectively.
(c)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $3.1 billion and $3.1 billion, less reserves of $24 million and $22 million, as of June 30, 2023 and December 31, 2022, respectively, and $3.0 billion and $2.7 billion, less reserves of $23 million and $25 million, as of June 30, 2022 and December 31, 2021, respectively.
Provisions for Credit Losses
Card Member loans provision for credit losses increased for the three month period, primarily due to higher net write-offs and a higher reserve build in the current period. The reserve build in the current period was primarily driven by an increase in loans outstanding. The reserve build in the prior period was driven by an increase in loans outstanding and a slight deterioration in the macroeconomic outlook at that time, partially offset by improved portfolio quality. Card Member loans provision for credit losses increased for the six month period, primarily due to a reserve build in the current period, versus a reserve release in the prior period, and higher net write-offs. The reserve build in the current period was primarily driven by an increase in loans outstanding and higher delinquencies. The reserve release in the prior period was primarily driven by improved portfolio quality and a reduction in COVID-19 pandemic-driven reserves, partially offset by an increase in loans outstanding and a slight deterioration in the macroeconomic outlook at that time.
Card Member receivables provision for credit losses increased for both the three and six month periods, primarily due to higher net write-offs, partially offset by reserve releases in the current periods versus reserve builds in the prior periods. The reserve releases in the current periods were primarily driven by lower delinquencies, partially offset by increases in receivables outstanding. The reserve build in the prior three month period was driven by an increase in receivables outstanding and a slight deterioration in the macroeconomic outlook at that time, partially offset by improved portfolio quality. The reserve build in the prior six month period was primarily driven by an increase in receivables outstanding and higher delinquencies.
Other provision for credit losses increased for both the three and six month periods, primarily due to reserve builds in the current periods, versus reserve releases in the prior periods, and higher net write-offs. The reserve builds in the current periods were primarily driven by increases in other loans outstanding. The reserve releases in the prior periods were driven by an improvement in credit performance, partially offset by higher other loans outstanding.

Table 4: Expenses Summary

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
(Millions, except percentages)	2023	2022			2023	2022
Card Member rewards	$3,956	$3,591	$365	10%	$7,722	$6,702	$1,020	15%
Business development	1,388	1,404	(16)	(1)	2,781	2,447	334	14
Card Member services	949	678	271	40	1,932	1,304	628	48
Marketing	1,408	1,502	(94)	(6)	2,749	2,726	23	1
Salaries and employee benefits	1,875	1,816	59	3	3,889	3,470	419	12
Other, net	1,546	1,451	95	7	3,108	2,849	259	9
Total expenses	$11,122	$10,442	$680	7%	$22,181	$19,498	$2,683	14%
Expenses
Card Member rewards expense increased for both the three and six month periods, primarily driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $195 million and $641 million, and cobrand rewards expense of $170 million and $378 million for the three and six month periods, respectively, all of which were primarily driven by higher billed business. The increases in Membership Rewards expense for the current periods were also driven by a larger proportion of spend in categories that earn higher levels of rewards.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) at both June 30, 2023 and 2022.
Business development expense decreased for the three month period and increased for the six month period. The decrease in the three month period was primarily due to a prior-year charge related to revenue allocated to a joint venture partner, partially offset by increased partner payments in the current period driven by higher network volumes. The increase in the six month period was primarily due to increased partner payments driven by higher network volumes.
Card Member services expense increased for both the three and six month periods, primarily due to higher usage of travel-related benefits.
Marketing expense decreased for the three month period and increased for the six month period, reflecting relatively consistent levels of year-over-year spending on card acquisitions and other growth initiatives for the six month period.

Salaries and employee benefits expense increased for both the three and six month periods, primarily driven by higher compensation costs reflecting an increase in our colleague base to support business growth and higher deferred compensation expenses, partially offset by lower incentive compensation expenses.
Other expenses increased for both the three and six month periods. The increase in the three month period was primarily driven by higher technology costs and an increase in non-income tax reserves. The increase in the six month period was primarily driven by higher technology costs and higher net losses on Amex Ventures investments.

Income Taxes
The effective tax rate was 20.5 percent and 22.8 percent for the three months ended June 30, 2023 and 2022, respectively, and 18.6 percent and 22.7 percent for the six months ended June 30, 2023 and 2022, respectively. The lower effective tax rates for the three and six month periods were primarily driven by discrete tax benefits, which included, for the six month period, the resolution of certain prior-year tax items.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2023 vs. 2022	As of or for the Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022		2023	2022
Network volumes (billions)	$426.6	$394.8	8%	$825.5	$745.1	11%
Billed business	$368.1	$340.9	8	$713.6	$641.9	11
Processed volumes	$58.5	$53.9	9	$111.9	$103.2	8
Cards-in-force (millions)	137.9	127.5	8	137.9	127.5	8
Proprietary cards-in-force	79.3	74.2	7	79.3	74.2	7
Basic cards-in-force (millions)	116.0	106.1	9	116.0	106.1	9
Proprietary basic cards-in-force	61.0	56.9	7	61.0	56.9	7
Average proprietary basic Card Member spending (dollars)	$6,075	$6,052	—	$11,869	$11,512	3
Average fee per card (dollars)(a)	$91	$81	12%	$90	$80	13%
Discount revenue as a % of Billed business	2.30%	2.31%		2.30%	2.29%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
Table 6: Network Volumes-Related Statistical Information

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Network volumes	8%	9%	11%	12%
Total billed business	8	8	11	12
U.S. Consumer Services	10		13
Commercial Services	2	2	6	6
International Card Services	15	17	18	23
Processed volumes	9	13	8	14

Merchant industry billed business metrics
G&S spend (73% and 72% of billed business for the three and six months ended June 30, 2023, respectively)	6	6	7	8
T&E spend (27% and 28% of billed business for the three and six months ended June 30, 2023, respectively)	14	14	24	25
Airline spend (7% of billed business for both the three and six months ended June 30, 2023)	12%	12%	31%	33%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2023 vs. 2022	As of or for the Six Months Ended June 30,		Change 2023 vs. 2022
(Millions, except percentages and where indicated)	2023	2022		2023	2022
Card Member loans and receivables:
Net write-off rate — principal, interest and fees (a)	2.0%	0.9%		1.9%	0.9%
Net write-off rate — principal only - consumer and small business (a)(b)	1.8%	0.8%		1.7%	0.8%
30+ days past due as a % of total - consumer and small business (c)	1.2%	0.7%		1.2%	0.7%

Card Member loans:
Card Member loans (billions)	$114.6	$95.4	20%	$114.6	$95.4	20%
Credit loss reserves:
Beginning balance	$4,053	$2,981	36	$3,747	$3,305	13
Provisions - principal, interest and fees	923	272	#	1,709	161	#
Net write-offs — principal less recoveries	(490)	(192)	#	(887)	(357)	#
Net write-offs — interest and fees less recoveries	(107)	(55)	95	(196)	(105)	87
Other (d)	11	(9)	#	17	(7)	#
Ending balance	$4,390	$2,997	46	$4,390	$2,997	46
% of loans	3.8%	3.1%		3.8%	3.1%
% of past due	336%	441%		336%	441%
Average loans (billions)	$112.4	$92.4	22	$110.2	$89.7	23
Net write-off rate — principal, interest and fees (a)	2.1%	1.1%		2.0%	1.0%
Net write-off rate — principal only (a)	1.7%	0.8%		1.6%	0.8%
30+ days past due as a % of total	1.1%	0.7%		1.1%	0.7%

Card Member receivables:
Card Member receivables (billions)	$58.2	$56.0	4	$58.2	$56.0	4
Credit loss reserves:
Beginning balance	$223	$76	#	$229	$64	#
Provisions - principal and fees	230	138	67	452	218	#
Net write-offs — principal and fees less recoveries	(243)	(95)	#	(473)	(162)	#
Other (d)	—	—	—	2	(1)	#
Ending balance	$210	$119	76%	$210	$119	76%
% of receivables	0.4%	0.2%		0.4%	0.2%
Net write-off rate — principal and fees (a)	1.7%	0.7%		1.6%	0.6%
Net write-off rate — principal only - consumer and small business (a)(b)	1.9%	0.8%		1.9%	0.7%
30+ days past due as a % of total - consumer and small business (c)	1.2%	0.8%		1.2%	0.8%
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
(d)Other includes foreign currency translation adjustments.

Table 8: Net Interest Yield on Average Card Member Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except percentages and where indicated)	2023	2022	2023	2022
Net interest income	$3,105	$2,360	$6,088	$4,559
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	728	211	1,352	369
Interest income not attributable to our Card Member loan portfolio (b)	(703)	(167)	(1,305)	(272)
Adjusted net interest income (c)	$3,130	$2,404	$6,135	$4,656
Average Card Member loans (billions)	$112.4	$92.4	$110.2	$89.7
Net interest income divided by average Card Member loans (c)	11.1%	10.2%	11.1%	10.2%
Net interest yield on average Card Member loans (c)	11.2%	10.4%	11.2%	10.5%
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

Business Segment Results of Operations
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Form 10-K), we realigned our reportable operating segments to reflect organizational changes effective for the third quarter of 2022. Prior periods have been recast to conform to the new reportable operating segments. In addition, our U.S. travel and lifestyle services (TLS) results, which were previously reported within the U.S. Consumer Services (USCS) segment, are now reported within both the USCS and Commercial Services (CS) segments, allocated based on customer usage.
U.S. Consumer Services
Table 9: USCS Selected Income Statement Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Millions, except percentages)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenues
Non-interest revenues	$4,643	$4,154	$489	12%	$9,002	$7,791	$1,211	16%
Interest income	2,934	1,893	1,041	55	5,709	3,629	2,080	57
Interest expense	647	136	511	#	1,198	239	959	#
Net interest income	2,287	1,757	530	30	4,511	3,390	1,121	33
Total revenues net of interest expense	6,930	5,911	1,019	17	13,513	11,181	2,332	21
Provisions for credit losses	659	192	467	#	1,243	76	1,167	#
Total revenues net of interest expense after provisions for credit losses	6,271	5,719	552	10	12,270	11,105	1,165	10
Total expenses	5,021	4,446	575	13	9,890	8,300	1,590	19
Pretax segment income	$1,250	$1,273	$(23)	(2)%	$2,380	$2,805	$(425)	(15)%
# Denotes a variance of 100 percent or more
U.S. Consumer Services issues a wide range of proprietary consumer cards and provides services to U.S. consumers, including travel and lifestyle services as well as banking and non-card financing products.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased for both the three and six month periods, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 10 percent and 14 percent for the three and six month periods, respectively, primarily driven by increases in U.S. consumer billed business. See Tables 5, 6 and 10 for more details on billed business performance.
Net card fees increased 23 percent and 25 percent for the three and six month periods, respectively, primarily driven by growth in our premium card portfolios.
Service fees and other revenue decreased 7 percent for the three month period and increased 10 percent for the six month period. The decrease in the three month period was primarily driven by the change in the allocation of TLS revenues described above. The increase in the six month period was primarily driven by higher travel commissions and fees from our consumer travel business, as well as growth in delinquency fees, partially offset by the aforementioned TLS revenue allocation change.
Interest income increased for both the three and six month periods, primarily driven by higher interest rates and growth in revolving loan balances.
Interest expense increased for both the three and six month periods, primarily driven by higher interest rates paid on customer deposits.

PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased for both the three and six month periods. The increase in the three month period was primarily due to higher net write-offs and a higher reserve build in the current period. The increase in the six month period was primarily due to a reserve build in the current period, versus a reserve release in the prior period, and higher net write-offs. The reserve builds in both current periods were primarily driven by increases in loans outstanding and, for the current six month period, by higher delinquencies. The reserve build in the prior three month period was primarily driven by an increase in loans outstanding and a slight deterioration in the macroeconomic outlook at that time, partially offset by improved portfolio quality. The reserve release in the prior six month period was primarily driven by improved portfolio quality and a reduction in COVID-19 pandemic-driven reserves, partially offset by an increase in loans outstanding and a slight deterioration in the macroeconomic outlook at that time.
Card Member receivables provision for credit losses increased for both the three and six month periods, primarily due to higher net write-offs, partially offset by reserve releases in the current periods versus reserve builds in the prior periods. The reserve releases in both current periods were primarily driven by lower delinquencies, partially offset by increases in receivables outstanding. The reserve build in the prior three month period was primarily driven by an increase in receivables outstanding and a slight deterioration in the macroeconomic outlook at that time, partially offset by improving portfolio quality. The reserve build in the prior six month period was primarily driven by an increase in receivables outstanding and higher delinquencies.
Other provision for credit losses increased for both the three and six month periods, primarily due to reserve builds in the current periods versus reserve releases in the prior periods and higher net write-offs. The reserve builds in the current periods were primarily driven by increases in other loans outstanding. The reserve releases in the prior periods were driven by an improvement in credit performance, partially offset by higher other loans outstanding.
EXPENSES
Total expenses increased for both the three and six month periods, primarily driven by higher Card Member rewards, Business development and Card Member services expenses, as well as an increase in allocated service costs.
Card Member rewards expense increased for both the three and six month periods, primarily driven by higher billed business.
Business development expense increased for both the three and six month periods, primarily due to increased partner payments driven by higher contractual rates and increases in billed business.
Card Member services expense increased for both the three and six month periods, primarily driven by higher usage of travel-related benefits.
Marketing expense decreased for the three month period and remained flat for the six month period with relatively consistent levels of spending on card acquisitions and other growth initiatives year-over-year for the six month period.
Salaries and employee benefits and other expenses increased for both the three and six month periods, primarily due to an increase in allocated service costs.

Table 10: USCS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2023 vs. 2022	As of or for the Six Months Ended June 30,		Change 2023 vs. 2022
(Millions, except percentages and where indicated)	2023	2022		2023	2022
Billed business (billions)	$155.4	$141.1	10%	$297.6	$263.7	13%
Proprietary cards-in-force	43.2	40.3	7	43.2	40.3	7
Proprietary basic cards-in-force	30.2	28.3	7	30.2	28.3	7
Average proprietary basic Card Member spending (dollars)	$5,181	$5,028	3	$10,005	$9,480	6
Total segment assets (billions)	$94.9	$82.4	15	$94.9	$82.4	15
Card Member loans:
Total loans (billions)	$75.6	$63.7	19	$75.6	$63.7	19
Average loans (billions)	$74.2	$61.6	20	$73.1	$60.0	22
Net write-off rate — principal, interest and fees (a)	2.1%	1.1%		2.0%	1.1%
Net write-off rate — principal only (a)	1.7%	0.8%		1.6%	0.8%
30+ days past due as a % of total	1.1%	0.7%		1.1%	0.7%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$2,287	$1,757		$4,511	$3,390
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	44	26		80	60
Interest income not attributable to our Card Member loan portfolio (c)	(91)	(52)		(173)	(94)
Adjusted net interest income (d)	$2,240	$1,731		$4,418	$3,356
Average Card Member loans (billions)	$74.2	$61.6		$73.1	$59.9
Net interest income divided by average Card Member loans (d)	12.4%	11.4%		12.4%	11.4%
Net interest yield on average Card Member loans (d)	12.1%	11.3%		12.2%	11.3%
Card Member receivables:
Total receivables (billions)	$13.7	$13.8	(1)%	$13.7	$13.8	(1)%
Net write-off rate — principal and fees (a)	1.3%	0.5%		1.3%	0.4%
Net write-off rate — principal only (a)	1.2%	0.5%		1.2%	0.4%
30+ days past due as a % of total	0.8%	0.6%		0.8%	0.6%
(a)Refer to Table 7 footnote (a).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).

Commercial Services
Table 11: CS Selected Income Statement Data

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
(Millions, except percentages)	2023	2022			2023	2022
Revenues
Non-interest revenues	$3,301	$3,122	$179	6%	$6,408	$5,841	$567	10%
Interest income	792	468	324	69	1,498	883	615	70
Interest expense	364	121	243	#	685	208	477	#
Net interest income	428	347	81	23	813	675	138	20
Total revenues net of interest expense	3,729	3,469	260	7	7,221	6,516	705	11
Provisions for credit losses	339	97	242	#	622	98	524	#
Total revenues net of interest expense after provisions for credit losses	3,390	3,372	18	1	6,599	6,418	181	3
Total expenses	2,677	2,594	83	3	5,256	4,859	397	8
Pretax segment income	$713	$778	$(65)	(8)%	$1,343	$1,559	$(216)	(14)%
# Denotes a variance of 100 percent or more
Commercial Services issues a wide range of proprietary corporate and small business cards and provides services to U.S. businesses, including payment and expense management, banking and non-card financing products. CS also issues proprietary corporate cards and provides services to select global corporate clients.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased for both the three and six month periods, primarily driven by higher Discount revenue and Service fees and other revenue.
Discount revenue increased 2 percent and 7 percent for the three and six month periods, respectively, primarily driven by increases in commercial billed business. See Tables 5, 6 and 12 for more details on billed business performance.
Net card fees increased 20 percent and 21 percent for the three and six month periods, respectively, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 82 percent and 66 percent for the three and six month periods, respectively, primarily driven by the change in the allocation of TLS revenues described above, as well as growth in delinquency fees.
Interest income increased for both the three and six month periods, primarily driven by higher interest rates and growth in revolving loan balances.
Interest expense increased for both the three and six month periods, primarily driven by higher interest rates paid on customer deposits.

PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased for both the three and six month periods. The increase in the three month period was primarily due to a reserve build in the current period and higher net write-offs. The increase in the six month period was primarily due to a reserve build in the current period, versus a reserve release in the prior period, and higher net write-offs. The reserve build in the current three month period was primarily driven by an increase in loans outstanding. The reserve build in the current six month period was primarily driven by an increase in loans outstanding and higher delinquencies. The reserve release in the prior six month period was primarily driven by improved portfolio quality and a reduction in COVID-19 pandemic-driven reserves, partially offset by an increase in loans outstanding and a slight deterioration in the macroeconomic outlook at that time.
Card Member receivables provision for credit losses increased for both the three and six month periods, primarily due to higher net write-offs, partially offset by reserve releases in the current periods, versus reserve builds in the prior periods. The reserve releases in both current periods were primarily driven by lower delinquencies, partially offset by an increase in receivables outstanding. The reserve build in the prior three month period was primarily driven by an increase in receivables outstanding and a slight deterioration in the macroeconomic outlook at that time, partially offset by improved portfolio quality. The reserve build in the prior six month period was primarily driven by an increase in receivables outstanding and higher delinquencies.
Other provision for credit losses increased for both the three and six month periods, primarily due to higher net write-offs and higher reserve builds in the current periods. The reserve builds in the current periods were primarily driven by increases in other loans outstanding.
EXPENSES
Total expenses increased for both the three and six month periods. The increase in the three month period was primarily driven by an increase in allocated service costs. The increase in the six month period was primarily driven by higher Card Member rewards and Card Member services expenses, as well as an increase in allocated service costs.
Card Member rewards expense remained flat for the three month period and increased for the six month period. The increase in the six month period was primarily due to a larger proportion of spend in categories that earn higher levels of rewards, as well as higher billed business, which was offset in the three month period by a revaluation of a certain category of points.
Business development expense remained flat for the three month period and increased for the six month period. The increase in the six month period was primarily due to increased client incentive and partner payments driven by higher billed business, which was offset in the three month period by lower contractual rates.
Card Member services expense increased for both the three and six month periods, primarily driven by higher usage of travel-related benefits.
Marketing expense increased for the six month period driven by higher levels of spending on card acquisitions and other growth initiatives, which was partially offset in the three month period by lower levels of investment spend.
Salaries and employee benefits and other expenses increased for both the three and six month periods, primarily due to an increase in allocated service costs.

Table 12: CS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2023 vs 2022	As of or for the Six Months Ended June 30,		Change 2023 vs 2022
(Millions, except percentages and where indicated)	2023	2022		2023	2022
Billed business (billions)	$130.2	$127.9	2%	$255.2	$241.5	6%
Proprietary cards-in-force	15.4	14.2	8	15.4	14.2	8
Average Card Member spending (dollars)	$8,490	$9,146	(7)	$16,775	$17,526	(4)
Total segment assets (billions)	$54.3	$49.4	10	$54.3	$49.4	10
Card Member loans:
Total loans (billions)	$23.8	$19.4	23	$23.8	$19.4	23
Average loans (billions)	$23.5	$18.8	25	$22.8	$17.9	27
Net write-off rate — principal, interest and fees (a)	1.9%	0.8%		1.7%	0.7%
Net write-off rate — principal only (a)	1.6%	0.6%		1.4%	0.6%
30+ days past due as a % of total	1.2%	0.6%		1.2%	0.6%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$428	$347		$813	$675
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	178	85		340	148
Interest income not attributable to our Card Member loan portfolio (c)	(46)	(18)		(84)	(34)
Adjusted net interest income (d)	$560	$414		$1,069	$789
Average Card Member loans (billions)	$23.5	$18.8		$22.8	$17.9
Net interest income divided by average Card Member loans (d)	7.3%	7.4%		7.2%	7.6%
Net interest yield on average Card Member loans (d)	9.6%	8.8%		9.5%	8.9%
Card Member receivables:
Total receivables (billions)	$27.2	$27.1	—%	$27.2	$27.1	—%
Net write-off rate — principal and fees (e)	1.5%	0.6%		1.5%	0.5%
Net write-off rate — principal only (a) - small business	2.1%	0.7%		2.1%	0.6%
30+ days past due as a % of total - small business	1.7%	0.9%		1.7%	0.9%
90+ days past billing as a % of total (e) - corporate	0.5%	0.4%		0.5%	0.4%
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

International Card Services
Table 13: ICS Selected Income Statement Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Millions, except percentages)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenues
Non-interest revenues	$2,349	$2,140	$209	10%	$4,616	$3,999	$617	15%
Interest income	497	347	150	43	964	671	293	44
Interest expense	261	144	117	81	485	267	218	82
Net interest income	236	203	33	16	479	404	75	19
Total revenues net of interest expense	2,585	2,343	242	10	5,095	4,403	692	16
Provisions for credit losses	198	116	82	71	379	198	181	91
Total revenues net of interest expense after provisions for credit losses	2,387	2,227	160	7	4,716	4,205	511	12
Total expenses	2,134	2,044	90	4	4,274	3,778	496	13
Pretax segment income	$253	$183	$70	38%	$442	$427	$15	4%
International Card Services (ICS) issues a wide range of proprietary consumer, small business and corporate cards outside the United States. ICS also provides services to our international customers, including travel and lifestyle services, and manages certain international joint ventures and our loyalty coalition businesses.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased for both the three and six month periods, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 15 percent and 19 percent for the three and six month periods, respectively (17 percent and 23 percent on an FX-adjusted basis), primarily reflecting increases in billed business.1 See Tables 5, 6 and 14 for more details on billed business performance.
Net card fees increased 17 percent and 13 percent for the three and six month periods, respectively (19 percent and 18 percent on an FX-adjusted basis), primarily driven by growth in our premium card portfolios.1
Service fees and other revenue decreased 9 percent for the three month period and increased 10 percent for the six month period. The decrease in the three month period was primarily due to higher income from equity method investments in the prior period, which was partially driven by a joint venture partner revenue allocation as described in Business development expense below, partially offset by foreign exchange-related revenues associated with Card Member cross-currency spending and growth in delinquency fees. The increase in the six month period was primarily due to higher foreign exchange-related revenues associated with Card Member cross-currency spending, and higher delinquency fees, partially offset by the aforementioned higher income from equity method investments in the prior period.
Processed revenue increased 20 percent and 16 percent for the three and six month periods, respectively, primarily driven by increases in processed volumes. See Tables 5 and 6 for more details on processed volume performance.
Interest income increased for both the three and six month periods, primarily driven by higher interest rates and growth in revolving loan balances.
Interest expense increased primarily driven by a higher cost of funds due to higher interest rates.
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

PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased for both the three and six month periods. The increase in the three month period was primarily due to higher net write-offs, partially offset by a reserve release in the current period versus a reserve build in the prior period. The increase in the six month period was primarily due to higher write-offs and a lower reserve build in the current period. The reserve release in the current three month period was primarily driven by lower delinquencies, partially offset by an increase in loans outstanding. The reserve build in the current six month period was primarily driven by an increase in loans outstanding and higher delinquencies. The reserve builds in both prior periods were primarily driven by increases in loans outstanding and a slight deterioration in the macroeconomic outlook at that time.
Card Member receivables provision for credit losses increased for both the three and six month periods, primarily due to higher net write-offs, partially offset by reserve releases in the current periods versus reserve builds in the prior periods. The reserve releases in both current periods were primarily driven by lower delinquencies, partially offset by increases in receivables outstanding. The reserve build in the prior three month period was driven by an increase in receivables outstanding. The reserve build in the prior six month period was driven by higher delinquencies.
EXPENSES
Total expenses increased for both the three and six month periods, primarily driven by higher Card Member rewards expense and an increase in allocated service costs, partially offset by lower Business development expense.
Card Member rewards expense increased for both the three and six month periods, primarily driven by higher billed business as well as a higher mix of redemptions in travel-related categories.
Business development expense decreased for both the three month and six month periods, primarily due to a prior-year charge related to revenue allocated to a joint venture partner.
Card Member services expense increased for both the three and six month periods, primarily driven by higher usage of travel-related benefits.
Marketing expense decreased for both the three and six month periods, driven by lower levels of spending on card acquisitions and other growth initiatives.
Salaries and employee benefits and other expenses increased for both the three and six month periods, primarily due to an increase in allocated service costs and an increase in non-income tax reserves.

Table 14: ICS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2023 vs. 2022	As of or for the Six Months Ended June 30,		Change 2023 vs. 2022
(Millions, except percentages and where indicated)	2023	2022		2023	2022
Billed business (billions)	$81.8	$71.0	15%	$158.7	$134.2	18%
Proprietary cards-in-force	20.7	19.6	6	20.7	19.6	6
Proprietary basic cards-in-force	15.4	14.4	7	15.4	14.4	7
Average proprietary basic Card Member spending (dollars)	$5,360	$4,967	8	$10,473	$9,476	11
Total segment assets (billions)	$38.2	$33.7	13	$38.2	$33.7	13
Card Member loans - consumer and small business:
Total loans (billions)	$15.2	$12.3	24	$15.2	$12.3	24
Average loans (billions)	$14.7	$12.0	23	$14.4	$11.8	22
Net write-off rate - principal, interest and fees (a)	2.8%	1.3%		2.5%	1.3%
Net write-off rate - principal only (a)	2.4%	1.1%		2.1%	1.0%
30+ days past due as a % of total	1.3%	0.9%		1.3%	0.9%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$236	$203		$479	$404
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	110	61		198	115
Interest income not attributable to our Card Member loan portfolio (c)	(16)	(5)		(29)	(8)
Adjusted net interest income (d)	$330	$259		$648	$511
Average Card Member loans (billions)	$14.7	$12.1		$14.4	$11.8
Net interest income divided by average Card Member loans (d)	6.4%	6.7%		6.7%	6.9%
Net interest yield on average Card Member loans (d)	9.0%	8.6%		9.1%	8.7%
Card Member receivables:
Total receivables (billions)	$17.3	$15.1	15%	$17.3	$15.1	15%
Net write-off rate — principal and fees (e)	2.3%	1.1%		2.2%	1.0%
Net write-off rate — principal only (a) - consumer and small business	2.5%	1.2%		2.4%	1.1%
30+ days past due as a % of total - consumer and small business	1.2%	1.0%		1.2%	1.0%
90+ days past billing as a % of total (e) - corporate	0.5%	0.5%		0.5%	0.5%
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

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
(Millions, except percentages and where indicated)	2023	2022			2023	2022
Revenues
Non-interest revenues	$1,675	$1,568	$107	7%	$3,271	$2,940	$331	11%
Interest income	14	5	9	#	28	7	21	#
Interest expense	(174)	(61)	(113)	#	(305)	(105)	(200)	#
Net interest income	188	66	122	#	333	112	221	#
Total revenues net of interest expense	1,863	1,634	229	14	3,604	3,052	552	18
Provisions for credit losses	1	2	(1)	(50)	7	3	4	#
Total revenues net of interest expense after provisions for credit losses	1,862	1,632	230	14	3,597	3,049	548	18
Total expenses	899	830	69	8	1,749	1,578	171	11
Pretax segment income	963	802	161	20	1,848	1,471	377	26
Network volumes (billions)	426.6	394.8	$32	8	825.5	745.1	$80	11
Total segment assets (billions)	$17.0	$16.0		6%	$17.0	$16.0		6%
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
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased across all revenue categories for both the three and six month periods, primarily driven by higher Discount revenue and Service fees and other revenues.
Discount revenue increased 6 percent and 10 percent for the three and six month periods, respectively, primarily driven by increases in billed business. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 9 percent and 16 percent for the three and six month periods, respectively, primarily due to higher foreign exchange-related revenues associated with Card Member cross-currency spending.
Processed revenue increased 7 percent and 10 percent for the three and six month periods, respectively, primarily driven by higher processed volumes.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased for both the three and six month periods, primarily due to higher interest expense credits, largely driven by higher interest rates.
EXPENSES
Total expenses increased across all categories for both the three and six month periods.
Business development expense increased for both the three and six month periods, primarily due to increased partner payments driven by higher network volumes.
Marketing expense increased for both the three and six month periods, primarily due to business investments to drive growth momentum and support merchant engagement.
Salaries and employee benefits and other expenses increased for both the three and six month periods, primarily due to increases in allocated service costs and higher compensation costs.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $445 million for the three months ended June 30, 2023, compared to a pretax loss of $493 million for the same period in the prior year, and pretax loss was $1.1 billion for the six months ended June 30, 2023, compared to a pretax loss of $1.0 billion for the same period in the prior year. The decrease in pretax loss for the three month period was primarily driven by lower incentive compensation, partially offset by higher deferred and current compensation costs in the current period. The increase in pretax loss for the six month period was primarily driven by higher deferred compensation costs, and net losses on Amex Ventures investments, partially offset by lower incentive compensation.
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
Capital
We believe capital allocated to growing businesses with a return on risk-adjusted equity in excess of our costs will generate shareholder value. Our objective is to retain sufficient levels of capital generated through net income and other sources, such as the exercise of stock options by colleagues, to maintain a strong balance sheet, provide flexibility to support future business growth, and distribute excess capital to shareholders through dividends and share repurchases. See “Dividends and Share Repurchases” below.
We seek to maintain capital levels and ratios in excess of the minimum regulatory requirements, specifically within a 10 to 11 percent target range for American Express Company’s Common Equity Tier 1 (CET1) risk-based capital ratio.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of our U.S. bank subsidiary, American Express National Bank (AENB), as of June 30, 2023:
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of June 30, 2023
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.6%
American Express National Bank		11.4
Tier 1	8.5%
American Express Company		11.4
American Express National Bank		11.4
Total	10.5%
American Express Company		13.1
American Express National Bank		13.2
Tier 1 Leverage	4.0%
American Express Company		9.9
American Express National Bank		9.3%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company’s regulatory risk-based capital and risk-weighted assets as of June 30, 2023:
Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	June 30, 2023
Risk-Based Capital
Common Equity Tier 1	$21.8
Tier 1 Capital	23.4
Tier 2 Capital	3.4
Total Capital	26.8

Risk-Weighted Assets	205.3
Average Total Assets to calculate the Tier 1 Leverage Ratio	$237.0
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
As a Category IV firm, we are not subject to the Federal Reserve’s supervisory stress tests in 2023. We submitted our annual capital plan to the Federal Reserve in April 2023. On June 28, 2023 the Federal Reserve communicated, on a preliminary basis, that our SCB will remain at 2.5 percent, effective from October 1, 2023 to September 30, 2024, subject to final confirmation by the Federal Reserve.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three and six months ended June 30, 2023, we returned $1.6 billion and $2.2 billion, respectively, to our shareholders in the form of common stock dividends of $0.5 billion and $0.9 billion, respectively, and share repurchases of $1.1 billion and $1.3 billion, respectively. We repurchased 6.9 million common shares at an average price of $161.13 in the second quarter of 2023.
In addition, during the three and six months ended June 30, 2023, we paid $15 million and $29 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.
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
Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of June 30, 2023 and December 31, 2022:
Table 18: Summary of Customer Deposits and Consolidated Debt

(Billions)	June 30, 2023	December 31, 2022
Customer deposits	$122.8	$110.2
Short-term borrowings	1.6	1.3
Long-term debt	46.7	42.6
Total customer deposits and debt	$171.1	$154.1
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Our funding needs are driven by, among other factors, maturing obligations, our liquidity position and the pace of growth in our loans and receivables balances. Our current funding plan for the full year 2023 includes, among other sources, approximately $6.0 billion to $10.0 billion of unsecured term debt issuance and approximately $3.0 billion to $7.0 billion of secured term debt issuance. Actual funding activities can vary from our plans due to various factors, such as future business growth, the impact of global economic, political and other events on market capacity and funding needs, demand for securities offered by us, regulatory changes, ability to securitize and sell loans and receivables, and the performance of loans and receivables previously sold in securitization transactions. Many of these factors are beyond our control.

We issued $5.8 billion of debt during the six months ended June 30, 2023, consisting of $4.0 billion of unsecured debt and $1.8 billion of asset-backed securities. The following table presents our debt issuances for the three months ended June 30, 2023:
Table 19: Debt Issuances

(Billions)	Three Months Ended June 30, 2023
American Express Company:
Fixed-to-Floating Rate Senior Notes (weighted-average coupon of 5.02% during the fixed rate periods and compounded SOFR(a) plus weighted-average spread of 142 basis points during the floating rate periods)	2.5
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 4.85%)	1.8
Total	4.3
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
Table 20: Unsecured Debt Ratings

American Express Entity		Moody’s	S&P	Fitch
American Express Company	Long Term	A2	BBB+	A
	Short Term	N/R	A-2	F1
	Outlook	Stable	Stable	Stable
American Express Travel Related Services Company, Inc.	Long Term	A2	A-	A
	Short Term	P-1	A-2	F1
	Outlook	Stable	Stable	Stable
American Express National Bank	Long Term	A3	A-	A
	Short Term	P-1	A-2	F1
	Outlook	Stable	Stable	Stable
American Express Credit Corporation	Long Term	A2	A-	A
	Short Term	N/R	N/R	N/R
	Outlook	Stable	Stable	Stable
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
Deposit Programs
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per account holder through the FDIC; as of June 30, 2023, approximately 92% of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. Direct retail deposits offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account, certificates of deposit (CDs), business checking and consumer rewards checking account products available directly to customers. As of June 30, 2023, our direct retail deposit program had approximately 2.0 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives.
As of June 30, 2023 and December 31, 2022, we had $122.8 billion and $110.2 billion, respectively, in deposits. Refer to Note 6 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.

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
As of June 30, 2023 and December 31, 2022, we had $43.0 billion and $33.9 billion in Cash and cash equivalents, respectively. Refer to the “Cash Flows” section below for a discussion of the major drivers impacting cash flows for the six months ended June 30, 2023. The investment income we receive on liquidity resources has historically been less than the interest expense on the sources of funding for these balances. From time to time, including in this quarter, interest income may exceed the interest expense associated with the liquidity portfolio. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary.
Securitized Borrowing Capacity
As of June 30, 2023, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2024, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility with a maturity date of September 16, 2024, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of June 30, 2023, $2.0 billion was drawn on the Charge Trust facility, which was subsequently repaid on July 17, 2023. No amount was drawn on the Lending Trust facility as of June 30, 2023.
Committed Bank Credit Facility
As of June 30, 2023, we maintained a committed syndicated bank credit facility of $3.5 billion, with a maturity date of October 15, 2024. We use this facility from time to time in the ordinary course of business to fund working capital needs. As of June 30, 2023, no amount was drawn on this facility.
Other Sources of Liquidity
In addition to cash and other liquid assets and the secured borrowing facilities and committed bank credit facility described above, as an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco through the discount window against its credit card loans and charge card receivables. Further, in March 2023, the Federal Reserve established an additional facility, the Bank Term Funding Program (BTFP). The BTFP offers loans of up to one year in length to banks and other eligible depository institutions against U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. Any qualifying assets pledged to the BTFP are valued at par by the Federal Reserve for the purpose of determining the amount of collateral we can borrow against. The amount of borrowing capacity available to AENB at either the discount window or the BTFP is subject to the amount of qualifying collateral that it may pledge.
As of June 30, 2023, AENB had available borrowing capacity of $65.6 billion as a result of U.S. credit card loans and charge card receivables that were pledged to the Federal Reserve through the discount window. It also had approximately $2.0 billion in U.S. Treasuries, agency debt and mortgage-backed securities that could be pledged through the BTFP. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval.
Consistent with historical practice, during the second quarter of 2023 we performed test draws on the discount window and the BTFP to ensure operational readiness for accessing the facilities. No amounts were outstanding on either facility as of June 30, 2023.

Unused Credit Outstanding
As of June 30, 2023, we had approximately $373 billion of unused credit outstanding, primarily available to customers as part of established lending product agreements. Total unused credit outstanding does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit and therefore are not reflected in unused credit outstanding.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the six months ended June 30:
Table 21: Cash Flows

(Billions)	2023	2022
Total cash provided by (used in):
Operating activities	$3.5	$8.1
Investing activities	(9.3)	(15.4)
Financing activities	14.6	11.2
Effect of foreign currency exchange rates on cash and cash equivalents	0.2	0.3
Net increase in cash and cash equivalents	$9.0	$4.2
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
In 2023, the net cash provided by operating activities was primarily driven by cash generated from net income for the period, partially offset by lower net operating liabilities, primarily related to the timing of normal course payments to our merchants to settle daily transaction volume and payments related to annual incentive compensation.
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
In both the periods presented, the net cash provided by financing activities was primarily driven by growth in customer deposits and net proceeds from debt, partially offset by share repurchases and dividend payments.

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
Governmental authorities have focused, and we believe will continue to focus, considerable attention on reviewing compliance by financial services firms and payment systems with laws and regulations, and as a result, we continually work to evolve and improve our risk management framework, governance structures, practices and procedures. Reviews by us and governmental authorities to assess compliance with laws and regulations, as well as our own internal reviews to assess compliance with internal policies, including errors or misconduct by colleagues or third parties or control failures, have resulted in, and are likely to continue to result in, changes to our products, practices and procedures, restitution to our customers and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations, enforcement proceedings and the imposition of fines or civil money penalties, in the event of noncompliance or alleged noncompliance with laws or regulations. For example, as previously disclosed, we are cooperating with governmental investigations related to our historical sales practices, which are described in more detail in Note 7 to the “Consolidated Financial Statements.” External publicity concerning investigations can increase the scope and scale of investigations and lead to further regulatory inquiries.
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

Privacy, Data Protection, Data Governance, Information and Cyber Security
Regulatory and legislative activity in the areas of privacy, data protection, data governance, resiliency and information and cyber security continues to increase worldwide. We have established, and continue to maintain and enhance, policies and a governance framework to comply with applicable laws, meet evolving customer and industry expectations and support and enable business innovation and growth. Global financial institutions like us, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. For more information on privacy, data protection and information and cyber security regulation and the potential impacts of a major information or cyber security incident on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2022 Form 10-K.
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
Environmental, Social and Governance (ESG) Matters
On June 28, 2023, we published our 2022-2023 ESG Report, which includes our ESG strategy and objectives in three areas: Build Financial Confidence, Advance Climate Solutions, and Promote Diversity, Equity and Inclusion. The Report follows the Global Reporting Initiative, Sustainability Accounting Standards Board and Task Force on Climate-related Financial Disclosures reporting guidelines.
Recently Adopted and Issued Accounting Standards
Refer to the Recently Adopted and Issued Accounting Standards section of Note 1 to the “Consolidated Financial Statements.”

Glossary of Selected Terminology
Adjusted net interest income — A non-GAAP measure that represents net interest income attributable to our Card Member loans (which includes, on a GAAP basis, interest that is deemed uncollectible), excluding the impact of interest expense and interest income not attributable to our Card Member loans.
Airline spend — Represents spend at airlines as a merchant, which is included within T&E spend.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations and our ability to continue investing at high levels in areas that can drive sustainable growth (including our brand, value propositions, customers, colleagues, technology and coverage), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: fiscal and monetary policies and macroeconomic conditions, such as recession risks, effects of inflation, changes in interest rates, labor shortages or higher rates of unemployment, energy costs and the continued effects of the pandemic; geopolitical instability, including the ongoing war between Russia and Ukraine; the effects of recent stress in the banking sector; the impact of any future contingencies, including, but not limited to, restructurings, investment gains or losses, impairments, changes in reserves, legal costs and settlements, the imposition of fines or monetary penalties and increases in Card Member remediation; issues impacting brand perceptions and our reputation; impacts related to new or renegotiated cobrand and other partner agreements; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense and the sustainability of our future growth, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: spending volumes not being consistent with expectations, including T&E spend growing slower than expected, a further moderation in spend growth by U.S. small and mid-sized enterprise or U.S. large and global corporate customers, or a general slowdown or increase in volatility in consumer and business spending volumes; the strengthening of the U.S. dollar beyond expectations; an inability to address competitive pressures, innovate and expand our products and services, leverage the advantages of our differentiated business model and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global merchant network; and merchant discount rates changing by a greater or lesser amount than expected;
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
•net interest income, the effects of interest rates and the growth rate of loans and Card Member receivables outstanding, and the portion of which that is interest bearing, being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; our ability to effectively manage risk and enhance Card Member value propositions; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on Card Member loans not remaining consistent with current expectations; our deposit levels or the interest rates we offer on deposits changing from current expectations; and the effectiveness of our strategies to capture a greater share of existing Card Members’ spending and borrowings, and attract new, and retain existing, customers;
•future credit performance, the level of future delinquency, reserve and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; the ability and willingness of Card Members to pay amounts owed to us; changes in consumer behavior that affect loan and receivable balances (such as paydown and revolve rates); the credit profiles of new customers acquired; the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; collections capabilities and recoveries of previously written-off loans and receivables; and governmental actions providing forms of relief with respect to certain loans and fees;
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
•the actual amount we spend on marketing in the future, which will be based in part on continued changes in the macroeconomic and competitive environment and business performance; our ability to realize marketing efficiencies, optimize investment spending and drive increases in revenue; the effectiveness of management’s investment optimization process, management’s identification and assessment of attractive investment opportunities and the receptivity of Card Members and prospective customers to advertising and customer acquisition initiatives; and our ability to balance expense control and investments in the business;
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
•changes affecting our plans regarding the return of capital to shareholders, which will depend on factors such as our capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and new guidance from the Federal Reserve and other banking regulators, including changes to regulatory capital requirements; our results of operations and financial condition; our credit ratings and rating agency considerations; and the economic environment and market conditions in any given period;
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
•our ability to grow internationally, which could be impacted by regulation and business practices, such as those capping interchange or other fees, mandating network access or data localization, favoring local competitors or prohibiting or limiting foreign ownership of certain businesses; our inability to tailor products and services to make them attractive to local customers; competitors with more scale, local experience and established relationships with relevant customers, regulators and industry participants; the success of our network partners in acquiring Card Members and/or merchants; political or economic instability or regional hostilities, including as a result of the war in Ukraine;
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
•our ability to implement our ESG strategies and initiatives, which depend in part on the amount and efficacy of our investments in product innovations, marketing campaigns, our supply chain and operations, and philanthropic, colleague and community programs; customer preferences and behaviors; and the cost and availability of solutions for a low carbon economy;
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
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners, merchants that represent a significant portion of our business, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as a further escalation of the war in Ukraine and other military conflicts, adverse developments affecting third parties, including other financial institutions, the severity and contagiousness of new COVID-19 variants, severe weather conditions, natural disasters, power loss, disruptions in telecommunications, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances, deposit levels and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in the 2022 Form 10-K, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2023	2022
Revenues
Non-interest revenues
Discount revenue	$8,481	$7,873
Net card fees	1,789	1,481
Service fees and other revenue	1,232	1,265
Processed revenue	447	416
Total non-interest revenues	11,949	11,035
Interest income
Interest on loans	4,213	2,707
Interest and dividends on investment securities	34	22
Deposits with banks and other	528	70
Total interest income	4,775	2,799
Interest expense
Deposits	1,196	187
Long-term debt and other	474	252
Total interest expense	1,670	439
Net interest income	3,105	2,360
Total revenues net of interest expense	15,054	13,395
Provisions for credit losses
Card Member receivables	230	138
Card Member loans	923	272
Other	45	—
Total provisions for credit losses	1,198	410
Total revenues net of interest expense after provisions for credit losses	13,856	12,985
Expenses
Card Member rewards	3,956	3,591
Business development	1,388	1,404
Card Member services	949	678
Marketing	1,408	1,502
Salaries and employee benefits	1,875	1,816
Other, net	1,546	1,451
Total expenses	11,122	10,442
Pretax income	2,734	2,543
Income tax provision	560	579
Net income	$2,174	$1,964
Earnings per Common Share (Note 14)(a)
Basic	$2.89	$2.57
Diluted	$2.89	$2.57
Average common shares outstanding for earnings per common share:
Basic	740	752
Diluted	741	753
(a)Represents net income less (i) earnings allocated to participating share awards of $17 million and $15 million for the three months ended June 30, 2023 and 2022, respectively, and (ii) dividends on preferred shares of $15 million for both the three months ended June 30, 2023 and 2022.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2023	2022
Revenues
Non-interest revenues
Discount revenue	$16,428	$14,708
Net card fees	3,502	2,904
Service fees and other revenue	2,450	2,171
Processed revenue	867	788
Total non-interest revenues	23,247	20,571
Interest income
Interest on loans	8,152	5,180
Interest and dividends on investment securities	64	35
Deposits with banks and other	975	104
Total interest income	9,191	5,319
Interest expense
Deposits	2,190	309
Long-term debt and other	913	451
Total interest expense	3,103	760
Net interest income	6,088	4,559
Total revenues net of interest expense	29,335	25,130
Provisions for credit losses
Card Member receivables	452	218
Card Member loans	1,709	161
Other	92	(2)
Total provisions for credit losses	2,253	377
Total revenues net of interest expense after provisions for credit losses	27,082	24,753
Expenses
Card Member rewards	7,722	6,702
Business development	2,781	2,447
Card Member services	1,932	1,304
Marketing	2,749	2,726
Salaries and employee benefits	3,889	3,470
Other, net	3,108	2,849
Total expenses	22,181	19,498
Pretax income	4,901	5,255
Income tax provision	911	1,192
Net income	$3,990	$4,063
Earnings per Common Share (Note 14)(a)
Basic	$5.30	$5.30
Diluted	$5.29	$5.30
Average common shares outstanding for earnings per common share:
Basic	741	755
Diluted	742	756
(a)Represents net income less (i) earnings allocated to participating share awards of $31 million for both the six months ended June 30, 2023 and 2022, and (ii) dividends on preferred shares of $29 million for both the six months ended June 30, 2023 and 2022.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2023	2022	2023	2022
Net income	$2,174	$1,964	$3,990	$4,063
Other comprehensive income (loss):
Net unrealized debt securities gains (losses), net of tax	1	(25)	20	(53)
Foreign currency translation adjustments, net of hedges and tax	25	(157)	53	(177)
Net unrealized pension and other postretirement benefits, net of tax	(4)	12	53	32
Other comprehensive income (loss)	22	(170)	126	(198)
Comprehensive income	$2,196	$1,794	$4,116	$3,865
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2023, $5; 2022, $5)	$3,379	$5,510
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2023, $314; 2022, $318)	38,869	28,097
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2023, $663; 2022, $54)	710	307
Total cash and cash equivalents	42,958	33,914
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2023, $5,049; 2022, $5,193), less reserves for credit losses: 2023, $210; 2022, $229	58,011	57,384
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2023, $27,400; 2022, $28,461), less reserves for credit losses: 2023, $4,390; 2022, $3,747	110,212	104,217
Other loans, less reserves for credit losses: 2023, $98; 2022, $59	6,235	5,357
Investment securities	4,087	4,578
Premises and equipment, less accumulated depreciation and amortization: 2023, $10,594; 2022, $9,850	5,177	5,215
Other assets, less reserves for credit losses: 2023, $24; 2022, $22	18,224	17,689
Total assets	$244,904	$228,354
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$122,756	$110,239
Accounts payable	12,359	12,133
Short-term borrowings	1,583	1,348
Long-term debt (includes debt issued by consolidated variable interest entities: 2023, $14,789; 2022, $12,662)	46,725	42,573
Other liabilities	34,778	37,350
Total liabilities	$218,201	$203,643
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of June 30, 2023 and December 31, 2022	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 736 million shares as of June 30, 2023 and 743 million shares as of December 31, 2022	148	149
Additional paid-in capital	11,509	11,493
Retained earnings	18,130	16,279
Accumulated other comprehensive income (loss)	(3,084)	(3,210)
Total shareholders’ equity	26,703	24,711
Total liabilities and shareholders’ equity	$244,904	$228,354
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30 (Millions)	2023	2022
Cash Flows from Operating Activities
Net income	$3,990	$4,063
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	2,253	377
Depreciation and amortization	800	795
Stock-based compensation	248	198
Deferred taxes	(852)	(402)
Other items (a)	240	128
Originations of loans held-for-sale	(54)	(90)
Proceeds from sales of loans held-for-sale	59	88
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	(563)	246
Accounts payable & other liabilities	(2,575)	2,736
Net cash provided by operating activities	3,546	8,139
Cash Flows from Investing Activities
Sale of investment securities	—	16
Maturities and redemptions of investment securities	1,149	1,096
Purchase of investments	(671)	(2,674)
Net increase in Card Member loans and receivables, and other loans (b)	(9,013)	(12,916)
Purchase of premises and equipment, net of sales: 2023, $1; 2022, nil	(736)	(899)
Acquisitions/dispositions, net of cash acquired	(64)	(15)
Net cash used in investing activities	(9,335)	(15,392)
Cash Flows from Financing Activities
Net increase in customer deposits	12,516	12,060
Net increase (decrease) in short-term borrowings (b)	194	(63)
Proceeds from long-term debt	7,966	14,710
Payments of long-term debt	(3,856)	(12,529)
Issuance of American Express common shares	22	54
Repurchase of American Express common shares and other	(1,349)	(2,261)
Dividends paid	(867)	(753)
Net cash provided by financing activities	14,626	11,218
Effect of foreign currency exchange rates on cash and cash equivalents	207	284
Net increase in cash and cash equivalents	9,044	4,249
Cash and cash equivalents at beginning of period	33,914	22,028
Cash and cash equivalents at end of period	$42,958	$26,277

Cash and cash equivalents reconciliation	Jun-23	Dec-22	Jun-22	Dec-21
Cash and cash equivalents per Consolidated Balance Sheets	$42,958	$33,914	$26,277	$22,028
Restricted balances included in Cash and cash equivalents	1,231	544	1,086	525
Total Cash and cash equivalents, excluding restricted balances	$41,727	$33,370	$25,191	$21,503
(a)Includes net losses on Amex Ventures investments and changes in fair value hedges.
(b)Excludes an increase of $117 million related to non-cash activity during the first quarter of 2023.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended June 30, 2023 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of March 31, 2023	$25,992	$—	$149	$11,522	$(3,106)	$17,427
Net income	2,174	—	—	—	—	2,174
Other comprehensive loss	22	—	—	—	22	—
Repurchase of common shares	(1,117)	—	(1)	(106)	—	(1,010)
Other changes, primarily employee plans	92	—	—	93	—	(1)
Cash dividends declared preferred Series D, $9,072.22 per share	(15)	—	—	—	—	(15)
Cash dividends declared common, $0.60 per share	(445)	—	—	—	—	(445)
Balances as of June 30, 2023	$26,703	$—	$148	$11,509	$(3,084)	$18,130

Six months ended June 30, 2023 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2022	$24,711	$—	$149	$11,493	$(3,210)	$16,279
Net income	3,990	—	—	—	—	3,990
Other comprehensive loss	126	—	—	—	126	—
Repurchase of common shares	(1,312)	—	(1)	(123)	—	(1,188)
Other changes, primarily employee plans	112	—	—	139	—	(27)
Cash dividends declared preferred Series D, $17,947.22 per share	(29)	—	—	—	—	(29)
Cash dividends declared common, $1.20 per share	(895)	—	—	—	—	(895)
Balances as of June 30, 2023	$26,703	$—	$148	$11,509	$(3,084)	$18,130
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
Recently Adopted and Issued Accounting Standards
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
In March 2023, the Financial Accounting Standards Board issued updated accounting guidance to allow the proportional amortization method (PAM) to be applied to tax credit structures beyond low-income housing tax credit (LIHTC) investments. Having implemented PAM in relation to LIHTC investments in January 2021, we plan to early adopt the updated guidance with respect to other qualifying investments in the second half of 2023. We do not expect the updated guidance to have a material impact to our Consolidated Financial Statements.

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
Card Member and Other loans as of June 30, 2023 and December 31, 2022 consisted of:

(Millions)	2023	2022
Consumer (a)	$88,905	$84,964
Small Business	25,638	22,947
Corporate	59	53
Card Member loans	114,602	107,964
Less: Reserves for credit losses	4,390	3,747
Card Member loans, net	$110,212	$104,217
Other loans, net (b)	$6,235	$5,357
(a)Includes approximately $27.4 billion and $28.5 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of June 30, 2023 and December 31, 2022, respectively.
(b)Other loans are presented net of reserves for credit losses of $98 million and $59 million as of June 30, 2023 and December 31, 2022, respectively.
Card Member receivables as of June 30, 2023 and December 31, 2022 consisted of:

(Millions)	2023	2022
Consumer	$22,476	$22,885
Small Business	19,543	19,629
Corporate (a)	16,202	15,099
Card Member receivables	58,221	57,613
Less: Reserves for credit losses	210	229
Card Member receivables, net	$58,011	$57,384
(a)Includes $5.0 billion and $5.2 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of June 30, 2023 and December 31, 2022, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of June 30, 2023 and December 31, 2022:

2023 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$87,914	$309	$216	$466	$88,905	$333	$235
Small Business	25,323	112	74	129	25,638	89	66
Corporate (a)	(b)	(b)	(b)	—	59	—	—
Card Member Receivables:
Consumer	22,258	71	46	101	22,476	—	—
Small Business	$19,247	$109	$64	123	19,543	—	—
Corporate (a)	(b)	(b)	(b)	$82	$16,202	$—	$—

2022 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Consumer	$84,102	$281	$198	$383	$84,964
Small Business	22,731	81	49	86	22,947
Corporate (a)	(b)	(b)	(b)	—	53
Card Member Receivables:
Consumer	22,634	83	56	112	22,885
Small Business	$19,330	$120	$69	110	19,629
Corporate (a)	(b)	(b)	(b)	$85	$15,099
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

	2023			2022
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Consumer	1.7%	2.1%	1.1%	0.8%	1.1%	0.7%
Small Business	1.4%	1.6%	1.2%	0.6%	0.7%	0.6%
Card Member Receivables:
Consumer	1.6%	1.7%	1.0%	0.6%	0.6%	0.8%
Small Business	2.2%	2.4%	1.5%	0.8%	0.9%	0.9%
Corporate	(b)	0.6%	(c)	(b)	0.3%	(c)
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.5% and 0.4% as of June 30, 2023 and 2022, respectively.
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
Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the loan is characterized as non-accrual), and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of June 30, 2023, we had $29 million of unused credit available to customers with loans modified during the six months ended June 30, 2023. In accordance with the modification agreement with the customer, loans and/or receivables may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.
The following table provides information relating to loans and receivables modifications for borrowers experiencing financial difficulty during the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$348	0.4%	15.9%	(b)	$642	0.7%	15.7%	(b)
Small Business	149	0.6%	15.5%	(b)	277	1.1%	15.4%	(b)
Corporate	—	—	—	(b)	—	$—	—	(b)
Term Extension
Card Member Receivables
Consumer	108	0.5%	(c)	27	200	0.9%	(c)	25
Small Business	194	1.0%	(c)	28	352	1.8%	(c)	26
Corporate	10	0.1%	(c)	10	15	0.1%	(c)	10
Other Loans	9	0.1%	—	17	14	0.2%	—	17
Interest Rate Reduction and Term Extension
Other Loans	8	0.1%	2.0%	19	13	0.2%	2.0%	19
Total	$826				$1,513
(a)Represents the outstanding balances as of June 30, 2023 of all modifications undertaken in the past three and six months, respectively, for loans and receivables that remain in modification programs as of, or that defaulted on or before, June 30, 2023. The outstanding balances include principal, fees, and accrued interest on loans and principal and fees on receivables. Modifications did not reduce the principal balance.
(b)For Card Member loans, there have been no payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A customer can miss up to three payments before being considered in default, depending on the terms of the modification program. For loans and receivables modified on or after January 1, 2023, the amount of defaulted balances was immaterial for the three months and six months ended June 30, 2023.

The following table provides information relating to the performance of loans and receivables that were modified on or after January 1, 2023.

	As of June 30, 2023
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$579	$47	$16
Small Business	236	33	8
Corporate	—	—	—
Card Member Receivables:
Consumer	182	14	4
Small Business	293	50	9
Corporate	13	1	1
Other Loans	25	2	—
Total	$1,328	$147	$38
(a)Represents the outstanding balances as of June 30, 2023 of all modifications undertaken on or after January 1, 2023 for loans and receivables that remain in modification programs as of, or that defaulted on or before, June 30, 2023.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans and Receivables Modified as TDRs Prior to Our Adoption of ASU 2022-02
The following table provides additional information with respect to loans and receivables that were modified as TDRs during the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)
Troubled Debt Restructurings:
Card Member Loans	26	$171	14	(b)	53	$348	14	(b)
Card Member Receivables	5	162	(c)	19	11	333	(c)	18
Other Loans	1	1	3	17	2	2	3	16
Total	32	$334			66	$683

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

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$23	$8	$52
Card Member Receivables	1	10	2	20
Other Loans	—	—	—	—
Total	5	$33	10	$72

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Second quarter of 2023	3%	3% - 7%	2%	5% - (7)%
Fourth quarter of 2023	3% - 6%	3% - 8%	4% - (3)%	6% - 0.2%
Fourth quarter of 2024	3% - 8%	3% - 7%	2% - 1%	3% - 2%
Fourth quarter of 2025	4% - 6%	3% - 6%	3% - 2%	4% - 3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses increased for the three months ended June 30, 2023, primarily driven by an increase in loans outstanding.
Card Member loans reserve for credit losses increased for the six months ended June 30, 2023, primarily driven by an increase in loans outstanding and higher delinquencies.
Card Member loans reserve for credit losses increased for the three months ended June 30, 2022, primarily driven by an increase in loans outstanding and a slight deterioration in the macroeconomic outlook at that time, partially offset by improved portfolio quality.
Card Member loans reserve for credit losses decreased for the six months ended June 30, 2022, primarily driven by improved portfolio quality and a reduction in COVID-19 pandemic-driven reserves, partially offset by an increase in loans outstanding and a slight deterioration in the macroeconomic outlook at that time.
The following table presents changes in the Card Member loans reserve for credit losses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2023	2022	2023	2022
Beginning Balance	$4,053	$2,981	$3,747	$3,305
Provisions (a)	923	272	1,709	161
Net write-offs (b)
Principal	(490)	(192)	(887)	(357)
Interest and fees	(107)	(55)	(196)	(105)
Other (c)	11	(9)	17	(7)
Ending Balance	$4,390	$2,997	$4,390	$2,997
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $130 million and $138 million for the three months ended June 30, 2023 and 2022, respectively, and $258 million and $283 million for the six months ended June 30, 2023 and 2022, respectively. Recoveries of interest and fees were not significant.
(c)Primarily includes foreign currency translation adjustments of $12 million and $(8) million for the three months ended June 30, 2023 and 2022, respectively, and $18 million and $(6) million for the six months ended June 30, 2023 and 2022, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses decreased for both the three and six months ended June 30, 2023, primarily driven by lower delinquencies, partially offset by increases in receivables outstanding.
Card Member receivables reserve for credit losses increased for the three months ended June 30, 2022, primarily driven by an increase in receivables outstanding and a slight deterioration in the macroeconomic outlook at that time, partially offset by improved portfolio quality.
Card Member receivables reserve for credit losses increased for the six months ended June 30, 2022, primarily driven by an increase in receivables outstanding and higher delinquencies.
The following table presents changes in the Card Member receivables reserve for credit losses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2023	2022	2023	2022
Beginning Balance	$223	$76	$229	$64
Provisions (a)	230	138	452	218
Net write-offs (b)	(243)	(95)	(473)	(162)
Other (c)	—	—	2	(1)
Ending Balance	$210	$119	$210	$119
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $76 million and $67 million for the three months ended June 30, 2023 and 2022, respectively, and $145 million and $134 million for the six months ended June 30, 2023 and 2022, respectively.
(c)Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $5 million and $12 million as of June 30, 2023 and December 31, 2022, respectively, presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of June 30, 2023 and December 31, 2022:

	2023				2022
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$63	$—	$(9)	$54	$64	$—	$(10)	$54
U.S. Government agency obligations	4	—	—	4	5	—	—	5
U.S. Government treasury obligations	3,205	—	(48)	3,157	3,859	—	(73)	3,786
Mortgage-backed securities (a)	13	—	(1)	12	13	—	—	13
Foreign government bonds and obligations	754	—	—	754	633	—	(1)	632
Other (b)	64	—	—	64	47	—	—	47
Equity securities (c)	50	—	(8)	42	50	—	(9)	41
Total	$4,153	$—	$(66)	$4,087	$4,671	$—	$(93)	$4,578
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.
The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022:

	2023				2022
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$30	$(9)	$52	$(10)	$—	$—
U.S. Government treasury obligations	1,009	(19)	2,138	(29)	3,710	(72)	52	(1)
Mortgage-backed securities	—	—	4	(1)	—	—	—	—
Foreign government bonds and obligations	—	—	—	—	549	(1)	—	—
Total	$1,009	$(19)	$2,172	$(39)	$4,311	$(83)	$52	$(1)
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the gross unrealized losses for available-for-sale debt securities by ratio of fair value to amortized cost as of June 30, 2023 and December 31, 2022:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2023:
90–100%	24	$1,009	$(19)	23	$2,147	$(30)	47	$3,156	$(49)
Less than 90%	—	$—	$—	14	$25	$(9)	14	$25	$(9)
Total as of June 30, 2023	24	$1,009	$(19)	37	$2,172	$(39)	61	$3,181	$(58)
2022:
90–100%	74	$4,287	$(74)	3	$52	$(1)	77	$4,339	$(75)
Less than 90%	14	$24	$(9)	—	$—	$—	14	$24	$(9)
Total as of December 31, 2022	88	$4,311	$(83)	3	$52	$(1)	91	$4,363	$(84)
Contractual maturities for available-for-sale debt securities with stated maturities as of June 30, 2023 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$3,792	$3,751
Due after 1 year but within 5 years	212	204
Due after 5 years but within 10 years	41	41
Due after 10 years	58	49
Total	$4,103	$4,045
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests for the Lending Trust was $14.8 billion and $16.0 billion as of June 30, 2023 and December 31, 2022, respectively, and for the Charge Trust was $3.1 billion and $5.2 billion as of June 30, 2023 and December 31, 2022, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust was $668 million and $59 million as of June 30, 2023 and December 31, 2022, respectively, and for the Charge Trust was nil as of both June 30, 2023 and December 31, 2022. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the six months ended June 30, 2023 and the year ended December 31, 2022, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of June 30, 2023 and December 31, 2022, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2023	2022
U.S.:
Interest-bearing	$121,758	$109,119
Non-interest-bearing (includes Card Member credit balances of: 2023, $464; 2022, $605)	514	663
Non-U.S.:
Interest-bearing	14	15
Non-interest-bearing (includes Card Member credit balances of: 2023, $467; 2022, $439)	470	442
Total customer deposits	$122,756	$110,239
Customer deposits by deposit type as of June 30, 2023 and December 31, 2022 were as follows:

(Millions)	2023	2022
Savings and transaction accounts	$85,932	$76,731
Certificates of deposit:
Direct	4,595	2,765
Third-party (brokered)	15,061	13,331
Sweep accounts – Third-party (brokered)	16,175	16,297
Other deposits	62	71
Card Member credit balances	931	1,044
Total customer deposits	$122,756	$110,239
The scheduled maturities of certificates of deposit as of June 30, 2023 were as follows:

(Millions)	2023	2024	2025	2026	2027	After 5 Years	Total
Certificates of deposit	$4,115	$9,787	$3,777	$651	$781	$545	$19,656
As of June 30, 2023 and December 31, 2022, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2023	2022
U.S.	$1,551	$998
Non-U.S.	—	1
Total	$1,551	$999

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
On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. An amended complaint was filed on July 15, 2016. On September 30, 2016, the court denied our motion to dismiss as to claims brought by merchants who do not accept American Express cards, and on May 4, 2017, the California court transferred the case to the United States District Court for the Eastern District of New York. On August 28, 2020, the court granted plaintiffs’ motion for class certification.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In May 2020, we began responding to a review by the Office of the Comptroller of the Currency (OCC) and the Department of Justice (DOJ) Civil Division regarding historical sales practices relating to sales to small business customers in the United States. In January 2021, we received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York (EDNY) regarding these sales practices issues, as well as a Civil Investigative Demand from the Consumer Financial Protection Bureau (CFPB) pertaining to its investigation into sales practices related to consumers. We have also been made aware of a related investigation by the New York Department of Financial Services (NYDFS).

In January 2023, the CFPB notified us that its investigation was completed and that it does not intend to recommend an enforcement action be taken against us at this time. In July 2023, we reached a settlement with the OCC to resolve its review of historical sales practices to certain U.S. small business card customers that occurred between 2015 and 2017, with a civil money penalty of $15 million. The DOJ, EDNY and NYDFS investigations are ongoing, and we are cooperating with all inquiries. Any additional negotiated resolution or litigated proceedings arising from these matters could result in fines or other remedial actions.
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
For those disclosed legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $310 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business and results of operations.

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
A majority of our derivative assets and liabilities as of June 30, 2023 and December 31, 2022 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of June 30, 2023, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of June 30, 2023 and December 31, 2022, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2023 and December 31, 2022:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$176	$211
Net investment hedges - Foreign exchange contracts	55	350	420	251
Total derivatives designated as hedging instruments	55	350	596	462
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	150	171	232	339
Total derivatives, gross	205	521	828	801
Derivative asset and derivative liability netting (b)	(118)	(257)	(118)	(257)
Cash collateral netting (c)	(2)	(11)	(187)	(212)
Total derivatives, net	$85	$253	$523	$332
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
We posted $7 million and $8 million as of June 30, 2023 and December 31, 2022, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $4.6 billion and $8.1 billion of fixed-rate debt obligations designated in fair value hedging relationships as of June 30, 2023 and December 31, 2022, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and six months ended June 30:

	Gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2023	2022	2023	2022
Fixed-rate long-term debt	$15	$106	$(38)	$364
Derivatives designated as hedging instruments	(16)	(106)	37	(367)
Total	$(1)	$—	$(1)	$(3)
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $4.4 billion and $7.8 billion as of June 30, 2023 and December 31, 2022, respectively, including the cumulative amount of fair value hedging adjustments of $(198) million and $(236) million for the respective periods.
We recognized in Interest expense on Long-term debt a net increase of $44 million and a net decrease of $34 million for the three months ended June 30, 2023 and 2022, respectively, and a net increase of $83 million and a net decrease of $91 million for the six months ended June 30, 2023 and 2022, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $12.7 billion and $12.5 billion of foreign currency derivatives designated as net investment hedges as of June 30, 2023 and December 31, 2022, respectively. The gain or loss on net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, were a loss of $307 million and a gain of $293 million for the three months ended June 30, 2023 and 2022, respectively, and a loss of $505 million and a gain of $208 million for the six months ended June 30, 2023 and 2022, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for any of the three and six months ended June 30, 2023 and 2022.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $23.2 billion and $21.7 billion as of June 30, 2023 and December 31, 2022, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gain of $25 million and a net loss of $1 million for the three months ended June 30, 2023 and 2022, respectively, and a net gain of $30 million and a net loss of $13 million for the six months ended June 30, 2023 and 2022, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
Our embedded derivative related to seller earnout shares granted to us upon the completion of a business combination in the second quarter of 2022 between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital had a notional amount of $78 million as of both June 30, 2023 and December 31, 2022. The changes in the fair value of the embedded derivative resulted in a gain of $4 million and a loss of $4 million for the three months ended June 30, 2023 and 2022, respectively, and losses of nil and $4 million for the six months ended June 30, 2023 and 2022, respectively, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of June 30, 2023 and December 31, 2022:

	2023				2022
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$42	$42	$—	$—	$41	$40	$1	$—
Debt securities	4,045	—	3,981	64	4,537	—	4,490	47
Derivatives, gross (a)(b)	205	—	178	27	521	—	494	27
Total Assets	4,292	42	4,159	91	5,099	40	4,985	74
Liabilities:
Derivatives, gross (a)	828	—	828	—	801	—	801	—
Total Liabilities	$828	$—	$828	$—	$801	$—	$801	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2023 and December 31, 2022. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2023 and December 31, 2022, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2023 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$43	$43	$41	$2	$—
Other financial assets (b)	61	61	—	61	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	116	120	—	—	120

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	129	129	—	129	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	20	19	—	19	—
Long-term debt (c)	$47	$46	$—	$46	$—

	Carrying Value	Corresponding Fair Value Amount
2022 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$34	$34	$32	$2	$—
Other financial assets (b)	60	60	—	60	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	110	113	—	—	113

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	123	123	—	123	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	16	16	—	16	—
Long-term debt (c)	$43	$42	$—	$42	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $5.0 billion and $5.2 billion held by a consolidated VIE as of June 30, 2023 and December 31, 2022, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $27.4 billion and $28.4 billion as of June 30, 2023 and December 31, 2022, respectively, and the fair values of Long-term debt were $14.4 billion and $12.3 billion as of June 30, 2023 and December 31, 2022, respectively.
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
The carrying value of equity investments without readily determinable fair values totaled $0.9 billion and $1.0 billion as of June 30, 2023 and December 31, 2022, respectively, of which approximately nil and $0.6 billion as of June 30, 2023 and December 31, 2022, respectively, represented a nonrecurring Level 3 fair value measurement for certain of our equity investments. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded unrealized gains of nil and $76 million for the three months ended June 30, 2023 and 2022, respectively, and nil and $88 million for the six months ended June 30, 2023 and 2022, respectively. Unrealized losses representing impairments were $10 million and $84 million for the three months ended June 30, 2023 and 2022, respectively, and $105 million and $102 million for the six months ended June 30, 2023 and 2022, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains for equity investments without readily determinable fair values totaled $1.2 billion as of both June 30, 2023 and December 31, 2022, and cumulative unrealized losses representing impairments were $504 million and $394 million as of June 30, 2023 and December 31, 2022, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both June 30, 2023 and December 31, 2022.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $24 million, respectively, as of June 30, 2023, and $1 billion and $21 million, respectively, as of December 31, 2022, all of which were primarily related to our real estate arrangements and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Changes in Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and six months ended June 30, 2023 and 2022 were as follows:

Three Months Ended June 30, 2023 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of March 31, 2023	$(45)	$(2,594)	$(467)	$(3,106)
Net change	1	25	(4)	22
Balances as of June 30, 2023	$(44)	$(2,569)	$(471)	$(3,084)

Six Months Ended June 30, 2023 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2022	$(64)	$(2,622)	$(524)	$(3,210)
Net change	20	53	53	126
Balances as of June 30, 2023	$(44)	$(2,569)	$(471)	$(3,084)

Three Months Ended June 30, 2022 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of March 31, 2022	$(5)	$(2,412)	$(556)	$(2,973)
Net change	(25)	(157)	12	(170)
Balances as of June 30, 2022	$(30)	$(2,569)	$(544)	$(3,143)

Six Months Ended June 30, 2022 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2021	$23	$(2,392)	$(576)	$(2,945)
Net change	(53)	(177)	32	(198)
Balances as of June 30, 2022	$(30)	$(2,569)	$(544)	$(3,143)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three and six months ended June 30 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2023	2022	2023	2022
Net unrealized gains (losses) on debt securities	$—	$(7)	$6	$(16)
Foreign currency translation adjustment, net of hedges	(53)	92	(98)	62
Pension and other postretirement benefits	(5)	10	—	17
Total tax impact	$(58)	$95	$(92)	$63
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, for the three and six months ended June 30, 2023 and 2022 were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2023	2022	2023	2022
Service fees	$373	$370	$739	$719
Foreign currency-related revenue	359	304	697	529
Delinquency fees	239	193	472	372
Travel commissions and fees	158	131	293	219
Other fees and revenues	103	267	249	332
Total Service fees and other revenue	$1,232	$1,265	$2,450	$2,171
The following is a detail of Other expenses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2023	2022	2023	2022
Data processing and equipment	$677	$623	$1,337	$1,223
Professional services	467	501	907	973
Net unrealized and realized losses on Amex Ventures investments (a)	11	10	106	21
Other	391	317	758	632
Total Other expenses	$1,546	$1,451	$3,108	$2,849
(a)Refer to Note 9 for further information regarding Amex Ventures investments accounted for as equity investments without readily determinable fair values.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate was 20.5 percent and 22.8 percent for the three months ended June 30, 2023 and 2022, respectively, and 18.6 percent and 22.7 percent for the six months ended June 30, 2023 and 2022, respectively. The lower effective tax rate for the three-month period primarily reflected discrete tax benefits related to a legal entity restructuring in the current period. The lower effective tax rate for the six-month period primarily reflected discrete tax benefits related to the resolution of certain prior-year tax items and a legal entity restructuring in the current period.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination by the IRS for the 2017 and 2018 tax years.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $123 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $123 million of unrecognized tax benefits, approximately $97 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Basic and diluted:
Net income	$2,174	$1,964	$3,990	$4,063
Preferred dividends	(15)	(15)	(29)	(29)
Net income available to common shareholders	$2,159	$1,949	$3,961	$4,034
Earnings allocated to participating share awards (a)	(17)	(15)	(31)	(31)
Net income attributable to common shareholders	$2,142	$1,934	$3,930	$4,003
Denominator:(a)
Basic: Weighted-average common stock	740	752	741	755
Add: Weighted-average stock options (b)	1	1	1	1
Diluted	741	753	742	756

Basic EPS	$2.89	$2.57	$5.30	$5.30
Diluted EPS	$2.89	$2.57	$5.29	$5.30
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 1.4 million and 0.25 million of options for the three months ended June 30, 2023 and 2022, respectively, and 1.4 million and 0.21 million of options for the six months ended June 30, 2023 and 2022, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
As disclosed in the 2022 Form 10-K, we realigned our reportable operating segments to reflect organizational changes effective for the third quarter of 2022. Prior periods have been recast to conform to the new reportable operating segments.
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other:

As of or for the Three Months Ended June 30, 2023 (Millions, except where indicated)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,643	$3,301	$2,349	$1,675	$(19)	$11,949
Revenue from contracts with customers (b)	3,479	2,910	1,528	1,523	(7)	9,433
Interest income	2,934	792	497	14	538	4,775
Interest expense	647	364	261	(174)	572	1,670
Total revenues net of interest expense	6,930	3,729	2,585	1,863	(53)	15,054
Pretax income (loss)	$1,250	$713	$253	$963	$(445)	$2,734
Total assets (billions)	$95	$54	$38	$17	$41	$245

For the Six Months Ended June 30, 2023 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$9,002	$6,408	$4,616	$3,271	$(50)	$23,247
Revenue from contracts with customers (b)	6,718	5,641	2,969	2,971	(20)	18,279
Interest income	5,709	1,498	964	28	992	9,191
Interest expense	1,198	685	485	(305)	1,040	3,103
Total revenues net of interest expense	13,513	7,221	5,095	3,604	(98)	29,335
Pretax income (loss)	$2,380	$1,343	$442	$1,848	$(1,112)	$4,901

As of or for the Three Months Ended June 30, 2022 (Millions, except where indicated)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,154	$3,122	$2,140	$1,568	$51	$11,035
Revenue from contracts with customers (b)	3,197	2,791	1,326	1,434	23	8,771
Interest income	1,893	468	347	5	86	2,799
Interest expense	136	121	144	(61)	99	439
Total revenues net of interest expense	5,911	3,469	2,343	1,634	38	13,395
Pretax income (loss)	$1,273	$778	$183	$802	$(493)	$2,543
Total assets (billions)	$82	$49	$34	$16	$24	$205

For the Six Months Ended June 30, 2022 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$7,791	$5,841	$3,999	$2,940	$—	$20,571
Revenue from contracts with customers (b)	5,939	5,212	2,525	2,708	27	16,411
Interest income	3,629	883	671	7	129	5,319
Interest expense	239	208	267	(105)	151	760
Total revenues net of interest expense	11,181	6,516	4,403	3,052	(22)	25,130
Pretax income (loss)	$2,805	$1,559	$427	$1,471	$(1,007)	$5,255
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue, certain service fees and other revenue and processed revenues from customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. Since December 31, 2022, there have been no material changes in market risk exposures associated with foreign exchange risk or the detrimental impact of a hypothetical, immediate 100 basis point increase in market interest rates. A hypothetical, immediate 100 basis point decrease in market interest rates would now have a comparable detrimental impact on our annual net interest income as such an increase.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)   ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (d)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2023
Repurchase programs(a)	—	—	—	119,604,673
Employee transactions(b)	20,620	$161.34	N/A	N/A

May 1-31, 2023
Repurchase programs(a)	3,504,623	$152.51	3,504,623	116,100,050
Employee transactions(b)	—	—	N/A	N/A

June 1-30, 2023
Repurchase programs(a)	3,356,700	$170.12	3,356,700	112,743,350
Employee transactions(b)	—	—	N/A	N/A

Total
Repurchase programs(a)	6,861,323	$161.13	6,861,323	112,743,350
Employee transactions(b)	20,620	$161.34	N/A	N/A
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
(c)The average price paid per share does not reflect costs and taxes associated with the purchase of shares.
(d)Share purchases under publicly announced programs are made pursuant to open market purchases, 10b5-1 plans, privately negotiated transactions (including employee benefit plans) or other purchases, including block trades, accelerated share repurchase programs or any combination of such methods as market conditions warrant and at prices we deem appropriate.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: July 24, 2023	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell Vice Chairman and Chief Financial Officer

Date: July 24, 2023	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)