Form 10-Q
period 2023-09-30
AMERICAN EXPRESS CO
filed 2023-10-20
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2023
Common Shares (par value $0.20 per share)	728,745,577	Shares

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

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended September 30,		Change 2023 vs. 2022		As of or for the Nine Months Ended September 30,		Change 2023 vs. 2022
(Millions, except percentages, per share amounts and where indicated)	2023	2022			2023	2022
Selected Income Statement Data
Total revenues net of interest expense	$15,381	$13,556	$1,825	13%	$44,716	$38,686	$6,030	16%
Provisions for credit losses	1,233	778	455	58	3,486	1,155	2,331	#
Total expenses	11,048	10,319	729	7	33,229	29,817	3,412	11
Pretax income	3,100	2,459	641	26	8,001	7,714	287	4
Income tax provision	649	580	69	12	1,560	1,772	(212)	(12)
Net income	2,451	1,879	572	30	6,441	5,942	499	8
Earnings per common share — diluted (a)	$3.30	$2.47	$0.83	34%	$8.59	$7.77	$0.82	11%

Common Share Statistics (b)
Cash dividends declared per common share	$0.60	$0.52	$0.08	15%	$1.80	$1.56	$0.24	15%
Average common shares outstanding:
Basic	732	748	(16)	(2)%	738	752	(14)	(2)%
Diluted	733	749	(16)	(2)%	739	753	(14)	(2)%

Selected Metrics and Ratios
Network volumes (Billions)	$420.2	$394.4	$26	7%	$1,245.7	$1,139.5	$106	9%
Return on average equity (c)	36.3%	31.9%			32.8%	34.5%
Net interest income divided by average Card Member loans	11.7%	10.5%			11.3%	10.3%
Net interest yield on average Card Member loans (d)	11.7%	10.8%			11.4%	10.6%
Effective tax rate	20.9%	23.6%			19.5%	23.0%
Common Equity Tier 1	10.7%	10.6%			10.7%	10.6%

Selected Balance Sheet Data
Cash and cash equivalents	$43,908	$31,182	$12,726	41%	$43,908	$31,182	$12,726	41%
Card Member receivables	58,825	55,275	3,550	6	58,825	55,275	3,550	6
Card Member loans	117,978	99,038	18,940	19	117,978	99,038	18,940	19
Customer deposits	124,439	103,463	20,976	20	124,439	103,463	20,976	20
Long-term debt	$46,447	$42,393	$4,054	10%	$46,447	$42,393	$4,054	10%
# Denotes a variance of 100 percent or more
(a)Represents net income, less (i) earnings allocated to participating share awards of $19 million and $14 million for the three months ended September 30, 2023 and 2022, respectively, and $50 million and $45 million for the nine months ended September 30, 2023 and 2022, respectively, and (ii) dividends on preferred shares of $14 million for both the three months ended September 30, 2023 and 2022, and $43 million for both the nine months ended September 30, 2023 and 2022.
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

Business Environment
Our results for the third quarter reflect the continued momentum we have built in our business. Card Member spending, new account acquisitions and credit performance demonstrate the strength of our differentiated business model, which drove net income of $2.5 billion, or $3.30 per share, for the third quarter, compared with net income of $1.9 billion, or $2.47 per share, a year ago.
Worldwide network volumes for the third quarter increased 7 percent compared to the prior year. Billed business, which represented 87 percent of our total network volumes and is the most significant driver of our financial results, increased 8 percent year-over-year. Goods & Services (G&S) spend increased 6 percent year-over-year, and Travel & Entertainment (T&E) spend grew by 13 percent, reflecting continued demand for travel and dining experiences across geographies and customer types. U.S. Consumer Services billed business grew by 9 percent year-over-year, with the largest portion of this growth coming from our Millennial and Gen-Z Card Members. International Card Services billed business grew by 18 percent year-over-year (15 percent on an FX-adjusted basis1), driven by continued growth in spend across both consumer and commercial customers outside the U.S. Billed business in our Commercial Services segment grew by 1 percent on a year-over-year basis, reflecting continued slow growth from U.S. small and mid-sized enterprise (SME) Card Members and flat year-over-year billings for U.S. large and global corporate clients.
Total revenues net of interest expense increased 13 percent year-over-year. The growth in billed business drove a 7 percent increase in Discount revenue, our largest revenue line. Net card fees increased 20 percent year-over-year, reflecting the high levels of new card acquisition and Card Member retention over the past several quarters, as well as our cycle of product refreshes. Net interest income increased 34 percent versus the prior year, primarily reflecting an increase in the interest-bearing portion of our total loans and Card Member receivables.
Total loans and Card Member receivables increased 15 percent year-over-year, as our Card Members continue to spend and rebuild balances. Provisions for credit losses increased, primarily driven by higher net write-offs, as write-off rates were near historic lows in the prior-year period, and reflected the strong growth in total loans and Card Member receivables, partially offset by a lower net reserve build in the current period. Net write-off and delinquency rates remained best-in-class, supported by our premium global customer base and our strong focus on risk management.
Card Member rewards, Card Member services and Business development expenses are generally correlated to volumes or are variable based on usage and increased year-over-year primarily due to network volume growth and higher usage of travel-related benefits. Marketing expense decreased 15 percent for the three month period, due to management decisions impacting the timing of spend on customer acquisition and engagement through the full year. We continue to invest in acquiring high spending, high quality Card Members while driving efficiencies in marketing spend. Operating expenses increased 10 percent year-over-year, primarily driven by higher compensation expense and technology costs to support business growth. We remain focused on driving operating expense efficiencies, while continuing to invest in our growth strategy.
During the third quarter, we maintained our capital ratios within our current target range of 10 to 11 percent and returned $1.7 billion of capital to our shareholders through share repurchases and common stock dividends. We plan to continue to return to shareholders the excess capital we generate while managing our CET1 capital ratio within our target range and supporting our balance sheet growth. Our robust capital, funding and liquidity positions provide us with significant flexibility to maintain a strong balance sheet.
While we recognize the uncertainty of the geopolitical and macroeconomic environment, our performance continues to give us confidence in our business model, and we remain committed to executing on our strategy to deliver sustainable and profitable long-term growth.
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

Results of Operations
The discussions in both “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three and nine months ended September 30, 2023 compared to the same periods in the prior year, as presented in the accompanying tables.
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended September 30,		Change 2023 vs. 2022		Nine Months Ended September 30,		Change 2023 vs. 2022
(Millions, except percentages)	2023	2022			2023	2022
Discount revenue	$8,408	$7,848	$560	7%	$24,836	$22,556	$2,280	10%
Net card fees	1,846	1,541	305	20	5,348	4,445	903	20
Service fees and other revenue	1,261	1,169	92	8	3,711	3,340	371	11
Processed revenue	424	420	4	1	1,291	1,208	83	7
Total non-interest revenues	11,939	10,978	961	9	35,186	31,549	3,637	12
Total interest income	5,240	3,374	1,866	55	14,431	8,693	5,738	66
Total interest expense	1,798	796	1,002	#	4,901	1,556	3,345	#
Net interest income	3,442	2,578	864	34	9,530	7,137	2,393	34
Total revenues net of interest expense	$15,381	$13,556	$1,825	13%	$44,716	$38,686	$6,030	16%
# Denotes a variance of 100 percent or more
Total Revenues Net of Interest Expense
Discount revenue increased for both the three and nine month periods, primarily driven by increases in billed business. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased for both the three and nine month periods, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased for both the three and nine month periods, primarily due to foreign exchange related revenues associated with Card Member cross-currency spending and growth in delinquency fees.
Processed revenue increased for both the three and nine month periods, primarily driven by increases in network partner volumes, partially offset for the three month period by a decrease in volumes associated with the decommission of one of our alternative payment solutions. See Tables 5 and 6 for more details on processed volume performance.
Interest income increased for both the three and nine month periods, primarily driven by higher interest rates and growth in revolving loan balances.
Interest expense increased for both the three and nine month periods, primarily driven by higher interest rates paid on customer deposits.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended September 30,		Change 2023 vs. 2022		Nine Months Ended September 30,		Change 2023 vs. 2022
(Millions, except percentages)	2023	2022			2023	2022
Card Member loans
Net write-offs	$639	$259	$380	# %	$1,722	$721	$1,001	# %
Reserve build (release) (a)	343	337	6	2	969	36	933	#
Total	982	596	386	65	2,691	757	1,934	#
Card Member receivables
Net write-offs	241	122	119	98	714	284	430	#
Reserve (release) build (a)	(35)	43	(78)	#	(56)	99	(155)	#
Total	206	165	41	25	658	383	275	72
Other
Net write-offs - Other loans (b)	29	6	23	#	73	12	61	#
Net write-offs - Other receivables (c)	3	4	(1)	(25)	10	13	(3)	(23)
Reserve build (release) - Other loans (a)(b)	10	8	2	25	49	(6)	55	#
Reserve build (release) - Other receivables (a)(c)	3	(1)	4	#	5	(4)	9	#
Total	45	17	28	#	137	15	122	#
Total provisions for credit losses	$1,233	$778	$455	58%	$3,486	$1,155	$2,331	# %
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
(b)Relates to Other loans of $6.6 billion and $5.4 billion, less reserves of $108 million and $59 million, as of September 30, 2023 and December 31, 2022, respectively, and $4.8 billion and $2.9 billion, less reserves of $46 million and $52 million, as of September 30, 2022 and December 31, 2021, respectively.
(c)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $4.4 billion and $3.1 billion, less reserves of $27 million and $22 million, as of September 30, 2023 and December 31, 2022, respectively, and $3.0 billion and $2.7 billion, less reserves of $22 million and $25 million, as of September 30, 2022 and December 31, 2021, respectively.
Provisions for Credit Losses
Card Member loans provision for credit losses increased for both the three and nine month periods, primarily due to higher net write-offs and higher reserve builds in the current periods. The reserve builds in the current periods were primarily driven by increases in loans outstanding and higher delinquencies. The reserve builds in the prior periods were primarily driven by increases in loans outstanding and deterioration in the macroeconomic outlook at that time, partially offset, for the prior nine month period, by a reduction in COVID-19 pandemic-driven reserves.
Card Member receivables provision for credit losses increased for both the three and nine month periods, primarily due to higher net write-offs, partially offset by reserve releases in the current periods versus reserve builds in the prior periods. The reserve releases in the current periods were primarily driven by lower delinquencies. The reserve builds in the prior periods were primarily driven by higher delinquencies and, for the prior nine month period, an increase in receivables outstanding.
Other provision for credit losses increased for both the three and nine month periods, primarily due to higher net write-offs and reserve builds in the current periods. The reserve builds in the current periods were primarily driven by increases in other loans outstanding.

Table 4: Expenses Summary

	Three Months Ended September 30,		Change 2023 vs. 2022		Nine Months Ended September 30,		Change 2023 vs. 2022
(Millions, except percentages)	2023	2022			2023	2022
Card Member rewards	$3,794	$3,571	$223	6%	$11,516	$10,273	$1,243	12%
Business development	1,393	1,194	199	17	4,174	3,641	533	15
Card Member services	973	774	199	26	2,905	2,078	827	40
Marketing	1,236	1,458	(222)	(15)	3,985	4,184	(199)	(5)
Salaries and employee benefits	2,047	1,748	299	17	5,936	5,218	718	14
Other, net	1,605	1,574	31	2	4,713	4,423	290	7
Total expenses	$11,048	$10,319	$729	7%	$33,229	$29,817	$3,412	11%
Expenses
Card Member rewards expense increased for both the three and nine month periods, primarily driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $50 million and $691 million, and cobrand rewards expense of $174 million and $552 million for the three and nine month periods, respectively, all of which were primarily driven by higher billed business, partially offset in the three month period by the impact of changes in expected redemption behavior associated with certain products.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) at both September 30, 2023 and 2022.
Business development expense increased for both the three and nine month periods, primarily due to increased partner payments driven by higher contractual rates and network volumes.
Card Member services expense increased for both the three and nine month periods, primarily due to higher usage of travel-related benefits.
Marketing expense decreased for both the three and nine month periods, reflecting lower levels of spending on customer acquisitions and other growth initiatives.
Salaries and employee benefits expense increased for both the three and nine month periods, primarily driven by higher compensation costs reflecting an increase in our colleague base to support business growth, with the three month period also driven by higher incentive compensation expenses.
Other expenses increased for both the three and nine month periods, primarily driven by higher technology costs and, for the nine month period, higher net losses on Amex Ventures investments.

Income Taxes
The effective tax rate was 20.9 percent and 23.6 percent for the three months ended September 30, 2023 and 2022, respectively, and 19.5 percent and 23.0 percent for the nine months ended September 30, 2023 and 2022, respectively. The lower effective tax rates for the three and nine month periods primarily reflected discrete tax benefits in the current periods and changes in the geographic mix of income.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2023 vs. 2022	As of or for the Nine Months Ended September 30,		Change 2023 vs. 2022
	2023	2022		2023	2022
Network volumes (billions)	$420.2	$394.4	7%	$1,245.7	$1,139.5	9%
Billed business	$366.2	$339.0	8	$1,079.8	$980.9	10
Processed volumes	$54.0	$55.4	(3)	$165.9	$158.6	5
Cards-in-force (millions)	138.2	131.4	5	138.2	131.4	5
Proprietary cards-in-force	79.6	75.6	5	79.6	75.6	5
Basic cards-in-force (millions)	115.9	109.9	5	115.9	109.9	5
Proprietary basic cards-in-force	61.2	58.2	5	61.2	58.2	5
Average proprietary basic Card Member spending (dollars)	$6,000	$5,886	2	$17,879	$17,399	3
Average fee per card (dollars)(a)	$93	$82	13%	$91	$81	12%
Discount revenue as a % of Billed business	2.30%	2.32%		2.30%	2.30%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
Table 6: Network Volumes-Related Statistical Information

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Network volumes	7%	6%	9%	10%
Total billed business	8	7	10	10
U.S. Consumer Services	9		12
Commercial Services	1	1	4	4
International Card Services	18	15	18	20
Processed volumes	(3)	(1)	5	9

Merchant industry billed business metrics
G&S spend (73% and 72% of billed business for the three and nine months ended September 30, 2023, respectively)	6	6	7	7
T&E spend (27% and 28% of billed business for the three and nine months ended September 30, 2023, respectively)	13	13	20	21
Airline spend (6% and 7% of billed business for the three and nine months ended September 30, 2023, respectively)	13%	12%	25%	25%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2023 vs. 2022	As of or for the Nine Months Ended September 30,		Change 2023 vs. 2022
(Millions, except percentages and where indicated)	2023	2022		2023	2022
Card Member loans and receivables:
Net write-off rate — principal, interest and fees (a)	2.0%	1.0%		1.9%	0.9%
Net write-off rate — principal only - consumer and small business (a)(b)	1.8%	0.9%		1.7%	0.8%
30+ days past due as a % of total - consumer and small business (c)	1.2%	0.9%		1.2%	0.9%

Card Member loans:
Card Member loans (billions)	$118.0	$99.0	19%	$118.0	$99.0	19%
Credit loss reserves:
Beginning balance	$4,390	$2,997	46	$3,747	$3,305	13
Provisions - principal, interest and fees	982	596	65	2,691	757	#
Net write-offs — principal less recoveries	(525)	(203)	#	(1,412)	(560)	#
Net write-offs — interest and fees less recoveries	(114)	(56)	#	(310)	(161)	93
Other (d)	(12)	(15)	20	5	(22)	#
Ending balance	$4,721	$3,319	42	$4,721	$3,319	42
% of loans	4.0%	3.4%		4.0%	3.4%
% of past due	316%	393%		316%	393%
Average loans (billions)	$116.6	$97.7	19	$112.4	$92.3	22
Net write-off rate — principal, interest and fees (a)	2.2%	1.1%		2.0%	1.0%
Net write-off rate — principal only (a)	1.8%	0.8%		1.7%	0.8%
30+ days past due as a % of total	1.3%	0.9%		1.3%	0.9%

Card Member receivables:
Card Member receivables (billions)	$58.8	$55.3	6	$58.8	$55.3	6
Credit loss reserves:
Beginning balance	$210	$119	76	$229	$64	#
Provisions - principal and fees	206	165	25	658	383	72
Net write-offs — principal and fees less recoveries	(241)	(122)	98	(714)	(284)	#
Other (d)	(1)	(3)	67	1	(4)	#
Ending balance	$174	$159	9%	$174	$159	9%
% of receivables	0.3%	0.3%		0.3%	0.3%
Net write-off rate — principal and fees (a)	1.7%	0.9%		1.7%	0.7%
Net write-off rate — principal only - consumer and small business (a)(b)	1.9%	1.0%		1.9%	0.8%
30+ days past due as a % of total - consumer and small business (c)	1.1%	1.1%		1.1%	1.1%
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
(d)Other includes foreign currency translation adjustments.

Table 8: Net Interest Yield on Average Card Member Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except percentages and where indicated)	2023	2022	2023	2022
Net interest income	$3,442	$2,578	$9,530	$7,137
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	770	374	2,122	743
Interest income not attributable to our Card Member loan portfolio (b)	(767)	(300)	(2,072)	(572)
Adjusted net interest income (c)	$3,445	$2,652	$9,580	$7,308
Average Card Member loans (billions)	$116.6	$97.7	$112.4	$92.3
Net interest income divided by average Card Member loans (c)	11.7%	10.5%	11.3%	10.3%
Net interest yield on average Card Member loans (c)	11.7%	10.8%	11.4%	10.6%
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

Business Segment Results of Operations
Effective as of the second quarter of 2023, our U.S. travel and lifestyle services (TLS) results, which were previously reported within the U.S. Consumer Services (USCS) segment, are now reported within both the USCS and Commercial Services (CS) segments, allocated based on customer usage.
U.S. Consumer Services
Table 9: USCS Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenues
Non-interest revenues	$4,680	$4,233	$447	11%	$13,682	$12,024	$1,658	14%
Interest income	3,228	2,251	977	43	8,937	5,880	3,057	52
Interest expense	700	274	426	#	1,898	513	1,385	#
Net interest income	2,528	1,977	551	28	7,039	5,367	1,672	31
Total revenues net of interest expense	7,208	6,210	998	16	20,721	17,391	3,330	19
Provisions for credit losses	752	403	349	87	1,995	479	1,516	#
Total revenues net of interest expense after provisions for credit losses	6,456	5,807	649	11	18,726	16,912	1,814	11
Total expenses	4,872	4,498	374	8	14,762	12,798	1,964	15
Pretax segment income	$1,584	$1,309	$275	21%	$3,964	$4,114	$(150)	(4)%
# Denotes a variance of 100 percent or more
U.S. Consumer Services issues a wide range of proprietary consumer cards and provides services to U.S. consumers, including travel and lifestyle services as well as banking and non-card financing products.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased for both the three and nine month periods, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 9 percent and 12 percent for the three and nine month periods, respectively, primarily driven by increases in U.S. consumer billed business. See Tables 5, 6 and 10 for more details on billed business performance.
Net card fees increased 20 percent and 23 percent for the three and nine month periods, respectively, primarily driven by growth in our premium card portfolios.
Service fees and other revenue was flat for the three month period and increased 6 percent for the nine month period. The increase in the nine month period was primarily driven by higher travel commissions and fees from our consumer travel business, as well as growth in delinquency fees, partially offset by the change in the allocation of TLS revenues described above, which wholly offset the increase in revenues for the three month period.
Interest income increased for both the three and nine month periods, primarily driven by higher interest rates and growth in revolving loan balances.
Interest expense increased for both the three and nine month periods, primarily driven by a higher cost of funds.

PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased for both the three and nine month periods. The increase in the three month period was primarily due to higher net write-offs and a higher reserve build in the current period. The increase in the nine month period was primarily due to a reserve build in the current period versus a reserve release in the prior period and higher net write-offs. The reserve builds in the current periods were primarily driven by increases in loans outstanding and higher delinquencies. The reserve build in the prior three month period was driven by an increase in loans outstanding and deterioration in the macroeconomic outlook at that time. The reserve release in the prior nine month period was primarily driven by reduction in COVID-19 pandemic-driven reserves, partially offset by an increase in loans outstanding and deterioration in the macroeconomic outlook at that time.
Card Member receivables provision for credit losses increased for both the three and nine month periods. The increase in the three month period was primarily due to higher net write-offs, partially offset by a lower reserve build in the current period. The increase in the nine month period was primarily due to higher net write-offs, partially offset by a reserve release in the current period versus a reserve build in the prior period. The reserve build in the current three month period was primarily driven by higher delinquencies. The reserve release in the current nine month period was primarily driven by lower delinquencies. The reserve builds in the prior periods were primarily driven by higher delinquencies, partially offset in the prior three month period by a decrease in receivables outstanding.
EXPENSES
Total expenses increased for both the three and nine month periods. The increase in the three month period was primarily driven by higher Business development expense, as well as an increase in allocated service costs. The increase in the nine month period was primarily driven by higher Card Member rewards expense, an increase in allocated service costs and higher Card Member services expense.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by higher billed business, partially offset by the impact of changes in expected redemption behavior associated with certain products.
Business development expense increased for both the three and nine month periods, primarily due to increased partner payments driven by higher contractual rates and increases in billed business.
Card Member services expense increased for both the three and nine month periods, primarily driven by higher usage of travel-related benefits.
Marketing expense decreased for both the three and nine month periods, reflecting lower levels of spending on customer acquisitions and other growth initiatives.
Salaries and employee benefits and other expenses increased for both the three and nine month periods, primarily due to an increase in allocated service costs.

Table 10: USCS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2023 vs. 2022	As of or for the Nine Months Ended September 30,		Change 2023 vs. 2022
(Millions, except percentages and where indicated)	2023	2022		2023	2022
Billed business (billions)	$153.5	$140.3	9%	$451.1	$404.1	12%
Proprietary cards-in-force	43.4	41.2	5	43.4	41.2	5
Proprietary basic cards-in-force	30.4	28.9	5	30.4	28.9	5
Average proprietary basic Card Member spending (dollars)	$5,062	$4,908	3	$15,072	$14,387	5
Total segment assets (billions)	$98.2	$84.8	16	$98.2	$84.8	16
Card Member loans:
Total loans (billions)	$77.7	$66.3	17	$77.7	$66.3	17
Average loans (billions)	$77.1	$65.3	18	$74.4	$61.7	21
Net write-off rate — principal, interest and fees (a)	2.2%	1.1%		2.0%	1.1%
Net write-off rate — principal only (a)	1.7%	0.8%		1.6%	0.8%
30+ days past due as a % of total	1.3%	0.9%		1.3%	0.9%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$2,528	$1,977		$7,039	$5,366
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	41	34		121	95
Interest income not attributable to our Card Member loan portfolio (c)	(101)	(61)		(274)	(155)
Adjusted net interest income (d)	$2,468	$1,950		$6,886	$5,306
Average Card Member loans (billions)	$77.1	$65.3		$74.4	$61.7
Net interest income divided by average Card Member loans (d)	13.0%	12.0%		12.6%	11.6%
Net interest yield on average Card Member loans (d)	12.7%	11.9%		12.4%	11.5%
Card Member receivables:
Total receivables (billions)	$13.2	$13.2	—%	$13.2	$13.2	—%
Net write-off rate — principal and fees (a)	1.3%	0.6%		1.3%	0.5%
Net write-off rate — principal only (a)	1.2%	0.6%		1.2%	0.4%
30+ days past due as a % of total	0.9%	0.9%		0.9%	0.9%
(a)Refer to Table 7 footnote (a).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).

Commercial Services
Table 11: CS Selected Income Statement Data

	Three Months Ended September 30,		Change 2023 vs. 2022		Nine Months Ended September 30,		Change 2023 vs. 2022
(Millions, except percentages)	2023	2022			2023	2022
Revenues
Non-interest revenues	$3,257	$3,145	$112	4%	$9,665	$8,986	$679	8%
Interest income	881	552	329	60	2,379	1,435	944	66
Interest expense	391	201	190	95	1,076	409	667	#
Net interest income	490	351	139	40	1,303	1,026	277	27
Total revenues net of interest expense	3,747	3,496	251	7	10,968	10,012	956	10
Provisions for credit losses	323	196	127	65	945	294	651	#
Total revenues net of interest expense after provisions for credit losses	3,424	3,300	124	4	10,023	9,718	305	3
Total expenses	2,572	2,526	46	2	7,828	7,385	443	6
Pretax segment income	$852	$774	$78	10%	$2,195	$2,333	$(138)	(6)%
# Denotes a variance of 100 percent or more
Commercial Services issues a wide range of proprietary corporate and small business cards and provides services to U.S. businesses, including payment and expense management, banking and non-card financing products. CS also issues proprietary corporate cards and provides services to select global corporate clients.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased for both the three and nine month periods. The increase in the three month period was primarily driven by higher Service fees and other revenue, as well as higher Net Card fees. The increase in the nine month period was primarily driven by higher Discount revenue and Service fees and other revenue.
Discount revenue increased 1 percent and 5 percent for the three and nine month periods, respectively, primarily driven by increases in commercial billed business. See Tables 5, 6 and 12 for more details on billed business performance.
Net card fees increased 15 percent and 19 percent for the three and nine month periods, respectively, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 54 percent and 62 percent for the three and nine month periods, respectively, primarily driven by the change in the allocation of TLS revenues described above, as well as growth in delinquency fees.
Interest income increased for both the three and nine month periods, primarily driven by higher interest rates and growth in revolving loan balances.
Interest expense increased for both the three and nine month periods, primarily driven by a higher cost of funds.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased for both the three and nine month periods, primarily due to higher net write-offs and higher reserve builds in the current periods. The reserve builds for the current periods were primarily driven by increases in loans outstanding and higher delinquencies. The reserve builds in the prior periods were primarily driven by increases in loans outstanding, deterioration in the macroeconomic outlook at that time and higher delinquencies. The reserve build in the prior nine month period was partially offset by reductions in COVID-19 pandemic-driven reserves.
Card Member receivables provision for credit losses increased for both the three and nine month periods, primarily due to higher net write-offs, partially offset by reserve releases in the current periods versus reserve builds in the prior periods. The reserve releases in the current periods were driven by lower delinquencies and decreases in receivables outstanding. The reserve builds in the prior periods were primarily driven by higher delinquencies and, for the prior nine month period, an increase in receivables outstanding.

EXPENSES
Total expenses increased for both the three and nine month periods, primarily driven by an increase in allocated service costs. The increase in the nine month period was also driven by higher Card Member rewards expense.
Card Member rewards expense was relatively flat for the three month period and increased for the nine month period. The increase in the nine month period was primarily driven by a larger proportion of spend in categories that earn higher levels of rewards, as well as higher billed business.
Business development expense was relatively flat for the three month period and increased for the nine month period. The increase in the nine month period was primarily due to increased partner payments, primarily driven by higher billed business.
Card Member services expense increased for both the three and nine month periods, primarily driven by higher usage of travel-related benefits.
Marketing expense decreased for both the three and nine month periods, reflecting lower levels of spending on customer acquisitions and other growth initiatives.
Salaries and employee benefits and other expenses increased for both the three and nine month periods, primarily due to an increase in allocated service costs.

Table 12: CS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2023 vs 2022	As of or for the Nine Months Ended September 30,		Change 2023 vs 2022
(Millions, except percentages and where indicated)	2023	2022		2023	2022
Billed business (billions)	$129.5	$127.6	1%	$384.7	$369.0	4%
Proprietary cards-in-force	15.4	14.6	5	15.4	14.6	5
Average Card Member spending (dollars)	$8,434	$8,848	(5)	$25,234	$26,377	(4)
Total segment assets (billions)	$56.6	$51.3	10	$56.6	$51.3	10
Card Member loans:
Total loans (billions)	$25.2	$20.7	22	$25.2	$20.7	22
Average loans (billions)	$24.4	$20.1	21	$23.3	$18.7	25
Net write-off rate — principal, interest and fees (a)	2.0%	0.8%		1.8%	0.8%
Net write-off rate — principal only (a)	1.8%	0.7%		1.5%	0.6%
30+ days past due as a % of total	1.2%	0.7%		1.2%	0.7%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$490	$351		$1,303	$1,026
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	185	124		525	272
Interest income not attributable to our Card Member loan portfolio (c)	(55)	(24)		(139)	(57)
Adjusted net interest income (d)	$620	$451		$1,689	$1,241
Average Card Member loans (billions)	$24.4	$20.1		$23.3	$18.7
Net interest income divided by average Card Member loans (d)	8.0%	6.9%		7.5%	7.4%
Net interest yield on average Card Member loans (d)	10.1%	8.9%		9.7%	8.9%
Card Member receivables:
Total receivables (billions)	$28.3	$27.6	3%	$28.3	$27.6	3%
Net write-off rate — principal and fees (e)	1.5%	0.7%		1.5%	0.6%
Net write-off rate — principal only (a) - small business	2.1%	0.9%		2.1%	0.7%
30+ days past due as a % of total - small business	1.4%	1.4%		1.4%	1.4%
90+ days past billing as a % of total (e) - corporate	0.4%	0.6%		0.4%	0.6%
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

International Card Services
Table 13: ICS Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Revenues
Non-interest revenues	$2,390	$2,066	$324	16%	$7,006	$6,065	$941	16%
Interest income	538	364	174	48	1,502	1,035	467	45
Interest expense	285	178	107	60	770	445	325	73
Net interest income	253	186	67	36	732	590	142	24
Total revenues net of interest expense	2,643	2,252	391	17	7,738	6,655	1,083	16
Provisions for credit losses	154	176	(22)	(13)	533	374	159	43
Total revenues net of interest expense after provisions for credit losses	2,489	2,076	413	20	7,205	6,281	924	15
Total expenses	2,102	1,910	192	10	6,376	5,688	688	12
Pretax segment income	$387	$166	$221	# %	$829	$593	$236	40%
# Denotes a variance of 100 percent or more
International Card Services (ICS) issues a wide range of proprietary consumer, small business and corporate cards outside the United States. ICS also provides services to our international customers, including travel and lifestyle services, and manages certain international joint ventures and our loyalty coalition businesses.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased for both the three and nine month periods, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 17 percent and 18 percent for the three and nine month periods, respectively (14 percent and 20 percent on an FX-adjusted basis), primarily reflecting increases in billed business.2 See Tables 5, 6 and 14 for more details on billed business performance.
Net card fees increased 22 percent and 16 percent for the three and nine month periods, respectively (19 percent and 18 percent on an FX-adjusted basis), primarily driven by growth in our premium card portfolios.2
Service fees and other revenue increased 10 percent for both the three and nine month periods (3 percent and 8 percent on an FX-adjusted basis), primarily driven by foreign exchange related revenues associated with Card Member cross-currency spending and growth in delinquency fees.2
Interest income increased for both the three and nine month periods, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased for both the three and nine month periods, primarily driven by a higher cost of funds.
2 Refer to footnote 1 on page 3 for details regarding foreign currency adjusted information.

PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses decreased for the three month period, primarily due to a reserve release in the current period versus a reserve build in the prior period, partially offset by higher net write-offs. The reserve release in the current period was primarily driven by the performance of portfolios in certain international markets. Card Member loans provision for credit losses increased for the nine month period, primarily due to higher net write-offs, partially offset by a lower reserve build in the current period. The reserve build in the current nine month period was primarily driven by an increase in loans outstanding, partially offset by the performance of portfolios in certain international markets. The reserve builds in the prior periods were primarily driven by higher delinquencies and deterioration in the macroeconomic outlook at that time.
Card Member receivables provision for credit losses decreased for the three month period, primarily due to a reserve release in the current period versus a reserve build in the prior period, partially offset by higher net write-offs. Card Member receivables provision for credit losses increased for the nine month period, primarily due to higher write-offs, partially offset by a reserve release in the current period versus a reserve build in the prior period. The reserve releases in the current periods were primarily driven by lower delinquencies, partially offset by increases in receivables outstanding. The reserve builds in the prior periods were primarily driven by higher delinquencies.
EXPENSES
Total expenses increased for both the three and nine month periods, primarily driven by higher Card Member rewards expense and an increase in allocated service costs.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by higher billed business, partially offset in the three month period by the impact of changes in expected redemption behavior associated with certain products.
Business development expense increased for the three month period and decreased for the nine month period. Both the three and nine month periods reflect increases in client incentives and partner payment expenses driven by higher billed business, which was offset in the nine month period by a prior-year charge related to revenue allocated to a joint venture partner.
Card Member services expense increased for both the three and nine month periods, primarily driven by higher usage of travel-related benefits.
Marketing expense decreased for both the three and nine month periods, primarily due to elevated levels of spending on growth initiatives in the prior periods.
Salaries and employee benefits and other expenses increased for both the three and nine month periods, primarily due to an increase in allocated service costs.

Table 14: ICS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2023 vs. 2022	As of or for the Nine Months Ended September 30,		Change 2023 vs. 2022
(Millions, except percentages and where indicated)	2023	2022		2023	2022
Billed business (billions)	$82.7	$70.2	18%	$241.4	$204.5	18%
Proprietary cards-in-force	20.8	19.8	5	20.8	19.8	5
Proprietary basic cards-in-force	15.4	14.7	5	15.4	14.7	5
Average proprietary basic Card Member spending (dollars)	$5,382	$4,824	12	$15,861	$14,300	11
Total segment assets (billions)	$38.6	$32.9	17	$38.6	$32.9	17
Card Member loans - consumer and small business:
Total loans (billions)	$15.1	$12.0	26	$15.1	$12.0	26
Average loans (billions)	$15.1	$12.3	23	$14.6	$11.9	23
Net write-off rate - principal, interest and fees (a)	2.6%	1.4%		2.5%	1.3%
Net write-off rate - principal only (a)	2.1%	1.2%		2.1%	1.1%
30+ days past due as a % of total	1.4%	1.0%		1.4%	1.0%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$253	$186		$732	$590
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	121	72		319	187
Interest income not attributable to our Card Member loan portfolio (c)	(17)	(7)		(46)	(16)
Adjusted net interest income (d)	$357	$251		$1,005	$761
Average Card Member loans (billions)	$15.1	$12.4		$14.6	$12.0
Net interest income divided by average Card Member loans (d)	6.6%	6.0%		6.7%	6.6%
Net interest yield on average Card Member loans (d)	9.4%	8.0%		9.2%	8.5%
Card Member receivables:
Total receivables (billions)	$17.3	$14.5	19%	$17.3	$14.5	19%
Net write-off rate — principal and fees (e)	2.2%	1.4%		2.2%	1.1%
Net write-off rate — principal only (a) - consumer and small business	2.4%	1.6%		2.4%	1.3%
30+ days past due as a % of total - consumer and small business	1.1%	1.2%		1.1%	1.2%
90+ days past billing as a % of total (e) - corporate	0.6%	0.5%		0.6%	0.5%
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

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended September 30,		Change 2023 vs. 2022		Nine Months Ended September 30,		Change 2023 vs. 2022
(Millions, except percentages and where indicated)	2023	2022			2023	2022
Revenues
Non-interest revenues	$1,656	$1,562	$94	6%	$4,927	$4,502	$425	9%
Interest income	14	6	8	#	42	13	29	#
Interest expense	(181)	(97)	(84)	(87)	(486)	(202)	(284)	#
Net interest income	195	103	92	89	528	215	313	#
Total revenues net of interest expense	1,851	1,665	186	11	5,455	4,717	738	16
Provisions for credit losses	6	3	3	#	13	6	7	#
Total revenues net of interest expense after provisions for credit losses	1,845	1,662	183	11	5,442	4,711	731	16
Total expenses	859	870	(11)	(1)	2,608	2,448	160	7
Pretax segment income	986	792	194	24	2,834	2,263	571	25
Network volumes (billions)	420.2	394.4	$26	7	1,245.7	1,139.5	$106	9
Total segment assets (billions)	$20.8	$15.4		35%	$20.8	$15.4		35%
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
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased across all revenue categories for both the three and nine month periods, primarily driven by higher Discount revenue and Service fees and other revenues.
Discount revenue increased 6 percent and 9 percent for the three and nine month periods, respectively, primarily driven by increases in billed business. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 10 percent and 14 percent for the three and nine month periods, respectively, primarily due to higher foreign exchange related revenues associated with Card Member cross-currency spending.
Processed revenue increased 4 percent and 8 percent for the three and nine month periods, respectively, primarily driven by higher processed volumes.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased for both the three and nine month periods, primarily due to higher interest expense credits, largely driven by higher interest rates.
EXPENSES
Total expenses decreased for the three month period and increased for the nine month period. The decrease in the three month period was primarily due to lower Business development expense, partially offset by higher Operating expenses. The increase in the nine month period was primarily driven by higher Operating expenses.
Business development expense decreased for the three month period and increased for the nine month period. The increase in the nine month period was due to increased partner payments driven by higher network volumes, which was more than offset in the three month period by certain discrete partner payments in the prior year.
Marketing expense decreased for the three month period and increased for the nine month period. The decrease in the three month period was driven by management decisions impacting the timing of spend to drive growth momentum and support merchant engagement. The increase in the nine month period was primarily driven by higher levels of spending on merchant engagement and other growth initiatives.
Salaries and employee benefits and other expenses increased for both the three and nine month periods, primarily due to higher compensation costs and higher allocated service costs.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $709 million for the three months ended September 30, 2023, compared to a pretax loss of $582 million for the same period in the prior year, and pretax loss was $1.8 billion for the nine months ended September 30, 2023, compared to a pretax loss of $1.6 billion for the same period in the prior year. The increase in pretax loss for the three month period was primarily driven by higher incentive compensation. The increase in pretax loss for the nine month period was primarily driven by higher deferred compensation costs and net losses on Amex Ventures investments.
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
We seek to maintain capital levels and ratios in excess of our minimum regulatory requirements, specifically within a 10 to 11 percent target range for American Express Company’s Common Equity Tier 1 (CET1) risk-based capital ratio.
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
On July 27, 2023, the Federal Reserve, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) issued a notice of proposed rulemaking that would significantly revise U.S. regulatory capital requirements for large banking organizations, including American Express Company and American Express National Bank (AENB). See “Certain Legislative, Regulatory and Other Developments ― Basel III Proposal” for more information.

The following table presents our regulatory risk-based capital and leverage ratios and those of our U.S. bank subsidiary, AENB, as of September 30, 2023:
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of September 30, 2023
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.7%
American Express National Bank		11.4
Tier 1	8.5%
American Express Company		11.5
American Express National Bank		11.4
Total	10.5%
American Express Company		13.4
American Express National Bank		13.2
Tier 1 Leverage	4.0%
American Express Company		10.0
American Express National Bank		9.3%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company’s regulatory risk-based capital and risk-weighted assets as of September 30, 2023:
Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	September 30, 2023
Risk-Based Capital
Common Equity Tier 1	$22.5
Tier 1 Capital	24.0
Tier 2 Capital	4.0
Total Capital	28.0

Risk-Weighted Assets	209.4
Average Total Assets to calculate the Tier 1 Leverage Ratio	$240.9

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
Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of allowance for credit losses adjusted for the CECL final rules (limited to 1.25 percent of risk-weighted assets) and $1,370 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $1,370 million of eligible subordinated notes includes the $500 million subordinated debt issued in July 2023, the $750 million subordinated debt issued in May 2022, and the $120 million remaining Tier 2 capital credit for the $600 million subordinated debt issued in December 2014.
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
As a Category IV firm, we are not subject to the Federal Reserve’s supervisory stress tests in 2023. We submitted our annual capital plan to the Federal Reserve in April 2023. On July 27, 2023 the Federal Reserve confirmed our SCB of 2.5 percent, which resulted in a minimum CET1 ratio of 7 percent, effective October 1, 2023 to September 30, 2024.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three and nine months ended September 30, 2023, we returned $1.7 billion and $3.9 billion, respectively, to our shareholders in the form of common stock dividends of $0.4 billion and $1.3 billion, respectively, and share repurchases of $1.3 billion and $2.6 billion, respectively. We repurchased 7.9 million common shares at an average price of $162.03 in the third quarter of 2023.
In addition, during the three and nine months ended September 30, 2023, we paid $14 million and $43 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.

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
Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of September 30, 2023 and December 31, 2022:
Table 18: Summary of Customer Deposits and Consolidated Debt

(Billions)	September 30, 2023	December 31, 2022
Customer deposits	$124.4	$110.2
Short-term borrowings	1.6	1.3
Long-term debt	46.4	42.6
Total customer deposits and debt	$172.4	$154.1
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
We issued $11.0 billion of debt during the nine months ended September 30, 2023, consisting of $7.5 billion of unsecured debt and $3.5 billion of asset-backed securities. The following table presents our debt issuances for the three months ended September 30, 2023:
Table 19: Debt Issuances

(Billions)	Three Months Ended September 30, 2023
American Express Company:
Floating Rate Senior Notes (compounded SOFR(a) plus 97 basis points)	0.3
Fixed-to-Floating Rate Senior Notes (weighted-average coupon of 5.33% during the fixed rate periods and compounded SOFR(a) plus weighted-average spread of 114 basis points during the floating rate periods)	2.7
Fixed-to-Floating Rate Subordinated Notes (coupon of 5.63% during the fixed rate period and compounded SOFR(a) plus spread of 193 basis points during the floating rate period)	0.5
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 5.19%)	1.7
Total	5.2
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
Downgrades in the ratings of our unsecured debt or asset securitization program securities could result in higher funding costs, as well as higher fees related to borrowings under our unused credit facilities. Declines in credit ratings could also reduce our borrowing capacity in the unsecured debt and asset securitization capital markets. We believe our funding mix, including the proportion of U.S. retail deposits insured by the FDIC to total funding, should reduce the impact that credit rating downgrades would have on our funding capacity and costs.
On August 29, 2023, the Federal Reserve, the OCC and the FDIC issued a notice of proposed rulemaking that proposed long-term debt requirements that, if adopted as proposed, would require covered bank holding companies such as American Express Company to issue and maintain minimum amounts of eligible external long-term debt with specific terms for purposes of absorbing losses or recapitalizing the covered bank holding company and its operating subsidiaries. The notice of proposed rulemaking also proposed requiring minimum amounts of eligible internal long-term debt to be maintained by certain insured depository institutions that have at least $100 billion in consolidated assets, such as AENB, for purposes of absorbing losses or recapitalizing the insured depository institution.
Deposit Programs
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per account holder through the FDIC; as of September 30, 2023, approximately 92 percent of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. Direct retail deposits offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account, certificates of deposit (CDs), business checking and consumer rewards checking account products available directly to customers. As of September 30, 2023, our direct retail deposit program had approximately 2.2 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives.
As of September 30, 2023 and December 31, 2022, we had $124.4 billion and $110.2 billion, respectively, in deposits. Refer to Note 6 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.

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
As of September 30, 2023 and December 31, 2022, we had $43.9 billion and $33.9 billion in Cash and cash equivalents, respectively. Refer to the “Cash Flows” section below for a discussion of the major drivers impacting cash flows for the nine months ended September 30, 2023. The investment income we receive on liquidity resources has historically been less than the interest expense on the sources of funding for these balances. From time to time, including in this quarter, interest income may exceed the interest expense associated with the liquidity portfolio. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary.
Securitized Borrowing Capacity
As of September 30, 2023, we maintained committed, revolving, secured borrowing facilities that give us the right to sell up to $3.0 billion face amount of eligible AAA notes from American Express Issuance Trust II (the Charge Trust) and up to $3.0 billion face amount of eligible AAA certificates from American Express Credit Account Master Trust (the Lending Trust). On July 26, 2023, we extended the Charge Trust’s facility by two years to mature on July 15, 2026 and on September 15, 2023, we extended the Lending Trust’s facility by two years to mature on September 15, 2026, and increased the maximum face amount of eligible AAA certificates that can be sold using this facility from $2.0 billion to $3.0 billion. These facilities enhance our contingent funding resources and are also used in the ordinary course of business to fund working capital needs. As of September 30, 2023, no amounts were drawn on the Charge Trust facility or Lending Trust facility.
Committed Bank Credit Facility
As of September 30, 2023, we maintained a committed syndicated bank credit facility of $3.5 billion, with a maturity date of October 15, 2024. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. As of September 30, 2023, no amount was drawn on this facility.
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
As of September 30, 2023, AENB had available borrowing capacity of $67.3 billion as a result of U.S. credit card loans and charge card receivables that were pledged to the Federal Reserve through the discount window. It also had approximately $1.0 billion in U.S. Treasuries, agency debt and mortgage-backed securities that could be pledged through the BTFP. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval. During the three months ended September 30, 2023, we did not borrow from either the discount window or the BTFP and no amounts were outstanding on either facility at the end of the period.

Unused Credit Outstanding
As of September 30, 2023, we had approximately $377 billion of unused credit outstanding, primarily available to customers as part of established lending product agreements. Total unused credit outstanding does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit and therefore are not reflected in unused credit outstanding.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the nine months ended September 30:
Table 21: Cash Flows

(Billions)	2023	2022
Total cash provided by (used in):
Operating activities	$11.8	$12.6
Investing activities	(16.3)	(22.9)
Financing activities	14.3	18.9
Effect of foreign currency exchange rates on cash and cash equivalents	0.2	0.5
Net increase in cash and cash equivalents	$10.0	$9.1
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
In 2023, the net cash provided by operating activities was primarily driven by cash generated from net income for the period and higher net operating liabilities, primarily resulting from higher accounts payable to merchants and an increase in Membership Rewards liability, partially offset by payments related to annual incentive compensation.
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
Basel III Proposal
On July 27, 2023, the Federal Reserve, the OCC and the FDIC issued a notice of proposed rulemaking that would significantly revise U.S. regulatory capital requirements for large banking organizations, including American Express Company and AENB. The proposed rules would apply a new expanded risk-based approach to calculating risk-based capital ratios, and large banking organizations would be required to calculate their risk-based capital ratios under both (i) the standardized approach and (ii) the expanded risk-based approach and use the lower of the two ratio calculations to determine binding capital constraints under each risk-based capital ratio. The expanded risk-based approach to calculating risk-weighted assets would apply more granular risk-weighting methodologies for, among others, credit, operational, market and equity risks, including differential treatment of fee and other non-interest revenues as compared to interest income for purposes of determining operational risk-weighted assets. The proposed rules would also include additional capital requirements for certain “unconditionally cancellable commitments” such as unused portions of committed lines of credit (e.g., credit cards), and would create a proxy methodology to assign capital requirements to credit exposure on products that carry no pre-set spending limits such as charge cards.
Under the proposal, the revisions would become effective on July 1, 2025, subject to a three-year transition period for certain provisions, including phasing in the use of risk-weighted assets under the expanded risk-based approach. We are currently evaluating the impact of the proposal, but based on a preliminary analysis, we estimate that the increase in our risk-weighted assets under the expanded risk-based approach as currently proposed could consume the capital buffer between our minimum regulatory requirements and our current CET1 risk-based capital ratio. This estimated impact reflects our current understanding of the proposal, the application to our businesses as currently conducted and the current composition of our balance sheet, and therefore does not reflect the impact of any changes we may make in the future as a result of the expanded risk-based approach or otherwise. The ultimate impact will depend on the final rulemaking, future minimum regulatory requirements as well as management decisions regarding our product constructs, capital distributions and target capital levels, and there can be no assurance that the impact will not be more or less than currently estimated.
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
On March 30, 2023, the CFPB adopted a final rule requiring covered financial institutions, such as us, to collect and report data to the CFPB regarding certain small business credit applications. Based on our small business credit transaction volume, we will be required to comply with this rule by October 1, 2024, subject to the outcome of litigation over the final rule facing the CFPB.
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
The European Union (EU), Australia, Canada and other jurisdictions have focused on interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance. Regulation and other governmental actions relating to pricing or practices could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted, and may continue to negatively impact, the discount revenue we earn, including as a result of downward pressure on our merchant discount rates from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants. For example, we exited our network business in the EU and Australia as a result of regulation in those jurisdictions. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when we work with cobrand partners and agents in the EU. On August 29, 2023, the Dutch Trade and Industry Appeals Tribunal referred questions to the EU Court of Justice on the interpretation of the application of the interchange fee caps in connection with an administrative proceeding by the Netherlands Authority for Consumers and Markets regarding our cobrand relationship with KLM Royal Dutch Airlines. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU.
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
Allocated service costs — Represents salaries and benefits associated with our technology and customer servicing groups, allocated based on activities directly attributable to our reportable operating segments, as well as overhead expenses, which are allocated to our reportable operating segments based on their relative levels of assets.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations and our ability to continue investing at high levels in areas that can drive sustainable growth (including our brand, value propositions, customers, colleagues, technology and coverage), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: fiscal and monetary policies (including government shutdowns) and macroeconomic conditions, such as recession risks, effects of inflation, changes in interest rates, labor shortages and strikes or higher rates of unemployment, energy costs and the continued effects of the pandemic; geopolitical instability, including the ongoing Ukraine and Israel wars; the impact of any future contingencies, including, but not limited to, restructurings, investment gains or losses, impairments, changes in reserves, legal costs and settlements, the imposition of fines or monetary penalties and increases in Card Member remediation; issues impacting brand perceptions and our reputation; impacts related to new or renegotiated cobrand and other partner agreements; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense and the sustainability of our future growth, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: spending volumes not being consistent with expectations, including T&E spend growing slower than expected, further slowing in spend by U.S. small and mid-sized enterprise or U.S. large and global corporate customers, or a general slowdown or increase in volatility in consumer and business spending volumes; the strengthening of the U.S. dollar beyond expectations; an inability to address competitive pressures, innovate and expand our products and services, leverage the advantages of our differentiated business model and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global merchant network; the effects of the end of the moratorium on student loan repayments; the impact of the decommissioning of one of our alternative payment solutions; and merchant discount rates changing by a greater or lesser amount than expected;
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
•future credit performance, the level of future delinquency, reserve and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; the ability and willingness of Card Members to pay amounts owed to us; changes in consumer behavior that affect loan and receivable balances (such as paydown and revolve rates); the credit profiles of new customers acquired; the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; collections capabilities and recoveries of previously written-

off loans and receivables; and governmental actions providing forms of relief with respect to certain loans and fees, and the termination of such action;
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
•the actual amount we spend on marketing in the future, which will be based in part on continued changes in the macroeconomic and competitive environment and business performance; management’s decisions regarding the timing of spending on marketing and the effectiveness of management’s investment optimization process, management’s identification and assessment of attractive investment opportunities and the receptivity of Card Members and prospective customers to advertising and customer acquisition initiatives; our ability to realize marketing efficiencies, optimize investment spending and drive increases in revenue; and our ability to balance expense control and investments in the business;
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
•changes affecting our plans regarding the return of capital to shareholders, which will depend on factors such as our capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and new rulemakings and guidance from the Federal Reserve and other banking regulators, including changes to regulatory capital requirements, such as final rules resulting from the Basel III rule proposal; our results of operations and financial condition; our credit ratings and rating agency considerations; and the economic environment and market conditions in any given period;
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
•our ability to grow internationally, which could be impacted by regulation and business practices, such as those capping interchange or other fees, mandating network access or data localization, favoring local competitors or prohibiting or limiting foreign ownership of certain businesses; our inability to tailor products and services to make them attractive to local customers; competitors with more scale, local experience and established relationships with relevant customers, regulators and industry participants; the success of our network partners in acquiring Card Members and/or merchants; political or economic instability or regional hostilities, including as a result of the Ukraine and Israel wars;
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
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners, merchants that represent a significant portion of our business, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as a further escalations of the Ukraine and Israel wars and other military conflicts, adverse developments affecting third parties, including other financial institutions, the severity and contagiousness of new COVID-19 variants, severe weather conditions, natural disasters, power loss, disruptions in telecommunications, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances, deposit levels and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in the 2022 Form 10-K, the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2023 and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2023	2022
Revenues
Non-interest revenues
Discount revenue	$8,408	$7,848
Net card fees	1,846	1,541
Service fees and other revenue	1,261	1,169
Processed revenue	424	420
Total non-interest revenues	11,939	10,978
Interest income
Interest on loans	4,635	3,164
Interest and dividends on investment securities	33	27
Deposits with banks and other	572	183
Total interest income	5,240	3,374
Interest expense
Deposits	1,290	440
Long-term debt and other	508	356
Total interest expense	1,798	796
Net interest income	3,442	2,578
Total revenues net of interest expense	15,381	13,556
Provisions for credit losses
Card Member receivables	206	165
Card Member loans	982	596
Other	45	17
Total provisions for credit losses	1,233	778
Total revenues net of interest expense after provisions for credit losses	14,148	12,778
Expenses
Card Member rewards	3,794	3,571
Business development	1,393	1,194
Card Member services	973	774
Marketing	1,236	1,458
Salaries and employee benefits	2,047	1,748
Other, net	1,605	1,574
Total expenses	11,048	10,319
Pretax income	3,100	2,459
Income tax provision	649	580
Net income	$2,451	$1,879
Earnings per Common Share (Note 14)(a)
Basic	$3.30	$2.47
Diluted	$3.30	$2.47
Average common shares outstanding for earnings per common share:
Basic	732	748
Diluted	733	749
(a)Represents net income less (i) earnings allocated to participating share awards of $19 million and $14 million for the three months ended September 30, 2023 and 2022, respectively, and (ii) dividends on preferred shares of $14 million for both the three months ended September 30, 2023 and 2022.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2023	2022
Revenues
Non-interest revenues
Discount revenue	$24,836	$22,556
Net card fees	5,348	4,445
Service fees and other revenue	3,711	3,340
Processed revenue	1,291	1,208
Total non-interest revenues	35,186	31,549
Interest income
Interest on loans	12,787	8,344
Interest and dividends on investment securities	97	62
Deposits with banks and other	1,547	287
Total interest income	14,431	8,693
Interest expense
Deposits	3,480	749
Long-term debt and other	1,421	807
Total interest expense	4,901	1,556
Net interest income	9,530	7,137
Total revenues net of interest expense	44,716	38,686
Provisions for credit losses
Card Member receivables	658	383
Card Member loans	2,691	757
Other	137	15
Total provisions for credit losses	3,486	1,155
Total revenues net of interest expense after provisions for credit losses	41,230	37,531
Expenses
Card Member rewards	11,516	10,273
Business development	4,174	3,641
Card Member services	2,905	2,078
Marketing	3,985	4,184
Salaries and employee benefits	5,936	5,218
Other, net	4,713	4,423
Total expenses	33,229	29,817
Pretax income	8,001	7,714
Income tax provision	1,560	1,772
Net income	$6,441	$5,942
Earnings per Common Share (Note 14)(a)
Basic	$8.60	$7.78
Diluted	$8.59	$7.77
Average common shares outstanding for earnings per common share:
Basic	738	752
Diluted	739	753
(a)Represents net income less (i) earnings allocated to participating share awards of $50 million and $45 million for the nine months ended September 30, 2023 and 2022, respectively, and (ii) dividends on preferred shares of $43 million for both the nine months ended September 30, 2023 and 2022.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2023	2022	2023	2022
Net income	$2,451	$1,879	$6,441	$5,942
Other comprehensive income (loss):
Net unrealized debt securities gains (losses), net of tax	14	(39)	34	(92)
Foreign currency translation adjustments, net of hedges and tax	(110)	(200)	(57)	(377)
Net unrealized pension and other postretirement benefits, net of tax	4	5	57	37
Other comprehensive income (loss)	(92)	(234)	34	(432)
Comprehensive income	$2,359	$1,645	$6,475	$5,510
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2023, nil; 2022, $5)	$5,082	$5,510
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2023, $9; 2022, $318)	38,742	28,097
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2023, $60; 2022, $54)	84	307
Total cash and cash equivalents	43,908	33,914
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2023, $5,382; 2022, $5,193), less reserves for credit losses: 2023, $174; 2022, $229	58,651	57,384
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2023, $27,215; 2022, $28,461), less reserves for credit losses: 2023, $4,721; 2022, $3,747	113,257	104,217
Other loans, less reserves for credit losses: 2023, $108; 2022, $59	6,483	5,357
Investment securities	3,160	4,578
Premises and equipment, less accumulated depreciation and amortization: 2023, $9,589; 2022, $9,850	5,124	5,215
Other assets, less reserves for credit losses: 2023, $27; 2022, $22	20,004	17,689
Total assets	$250,587	$228,354
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$124,439	$110,239
Accounts payable	13,196	12,133
Short-term borrowings	1,613	1,348
Long-term debt (includes debt issued by consolidated variable interest entities: 2023, $13,423; 2022, $12,662)	46,447	42,573
Other liabilities	37,568	37,350
Total liabilities	$223,263	$203,643
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of September 30, 2023 and December 31, 2022	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 729 million shares as of September 30, 2023 and 743 million shares as of December 31, 2022	146	149
Additional paid-in capital	11,401	11,493
Retained earnings	18,953	16,279
Accumulated other comprehensive income (loss)	(3,176)	(3,210)
Total shareholders’ equity	27,324	24,711
Total liabilities and shareholders’ equity	$250,587	$228,354
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2023	2022
Cash Flows from Operating Activities
Net income	$6,441	$5,942
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	3,486	1,155
Depreciation and amortization	1,229	1,208
Stock-based compensation	341	282
Deferred taxes	(1,227)	(749)
Other items (a)	393	535
Originations of loans held-for-sale	(54)	(185)
Proceeds from sales of loans held-for-sale	59	180
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	(710)	409
Accounts payable & other liabilities	1,832	3,870
Net cash provided by operating activities	11,790	12,647
Cash Flows from Investing Activities
Sale of investment securities	1	25
Maturities and redemptions of investment securities	1,571	1,738
Purchase of investments	(1,173)	(3,890)
Net increase in Card Member loans and receivables, and other loans (b)	(15,462)	(19,431)
Purchase of premises and equipment, net of sales: 2023, $1; 2022, $1	(1,137)	(1,342)
Acquisitions/dispositions, net of cash acquired	(64)	(15)
Net cash used in investing activities	(16,264)	(22,915)
Cash Flows from Financing Activities
Net increase in customer deposits	14,217	19,148
Net increase (decrease) in short-term borrowings (b)	269	(438)
Proceeds from long-term debt	13,148	20,740
Payments of long-term debt	(9,270)	(16,549)
Issuance of American Express common shares	23	54
Repurchase of American Express common shares and other	(2,749)	(2,862)
Dividends paid	(1,326)	(1,160)
Net cash provided by financing activities	14,312	18,933
Effect of foreign currency exchange rates on cash and cash equivalents	156	489
Net increase in cash and cash equivalents	9,994	9,154
Cash and cash equivalents at beginning of period	33,914	22,028
Cash and cash equivalents at end of period	$43,908	$31,182

Cash and cash equivalents reconciliation	Sep-23	Dec-22	Sep-22	Dec-21
Cash and cash equivalents per Consolidated Balance Sheets	$43,908	$33,914	$31,182	$22,028
Restricted balances included in Cash and cash equivalents	468	544	1,360	525
Total Cash and cash equivalents, excluding restricted balances	$43,440	$33,370	$29,822	$21,503
(a)Includes net losses on Amex Ventures investments and changes in equity method investments.
(b)Excludes an increase of $117 million related to non-cash activity during the first quarter of 2023.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended September 30, 2023 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of June 30, 2023	$26,703	$—	$148	$11,509	$(3,084)	$18,130
Net income	2,451	—	—	—	—	2,451
Other comprehensive loss	(92)	—	—	—	(92)	—
Repurchase of common shares	(1,299)	—	(2)	(123)	—	(1,174)
Other changes, primarily employee plans	14	—	—	15	—	(1)
Cash dividends declared preferred Series D, $9,072.22 per share	(14)	—	—	—	—	(14)
Cash dividends declared common, $0.60 per share	(439)	—	—	—	—	(439)
Balances as of September 30, 2023	$27,324	$—	$146	$11,401	$(3,176)	$18,953

Nine months ended September 30, 2023 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2022	$24,711	$—	$149	$11,493	$(3,210)	$16,279
Net income	6,441	—	—	—	—	6,441
Other comprehensive loss	34	—	—	—	34	—
Repurchase of common shares	(2,611)	—	(3)	(246)	—	(2,362)
Other changes, primarily employee plans	126	—	—	154	—	(28)
Cash dividends declared preferred Series D, $27,019.44 per share	(43)	—	—	—	—	(43)
Cash dividends declared common, $1.80 per share	(1,334)	—	—	—	—	(1,334)
Balances as of September 30, 2023	$27,324	$—	$146	$11,401	$(3,176)	$18,953
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
In March 2023, the Financial Accounting Standards Board issued updated accounting guidance to allow the proportional amortization method (PAM) to be applied to tax credit structures beyond low-income housing tax credit (LIHTC) investments. Having implemented PAM in relation to LIHTC investments in January 2021, we plan to early adopt the updated guidance with respect to other qualifying investments in the fourth quarter of 2023. We do not expect the updated guidance to have a material impact to our Consolidated Financial Statements.

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
Card Member and Other loans as of September 30, 2023 and December 31, 2022 consisted of:

(Millions)	2023	2022
Consumer (a)	$90,900	$84,964
Small Business	27,022	22,947
Corporate	56	53
Card Member loans	117,978	107,964
Less: Reserves for credit losses	4,721	3,747
Card Member loans, net	$113,257	$104,217
Other loans, net (b)	$6,483	$5,357
(a)Includes approximately $27.2 billion and $28.5 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of September 30, 2023 and December 31, 2022, respectively.
(b)Other loans are presented net of reserves for credit losses of $108 million and $59 million as of September 30, 2023 and December 31, 2022, respectively.
Card Member receivables as of September 30, 2023 and December 31, 2022 consisted of:

(Millions)	2023	2022
Consumer	$22,239	$22,885
Small Business	19,575	19,629
Corporate (a)	17,011	15,099
Card Member receivables	58,825	57,613
Less: Reserves for credit losses	174	229
Card Member receivables, net	$58,651	$57,384
(a)Includes $5.4 billion and $5.2 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of September 30, 2023 and December 31, 2022, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of September 30, 2023 and December 31, 2022:

2023 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$89,751	$363	$258	$528	$90,900	$369	$272
Small Business	26,678	114	72	158	27,022	109	73
Corporate (a)	(b)	(b)	(b)	—	56	—	—
Card Member Receivables:
Consumer	22,018	74	49	98	22,239	—	—
Small Business	$19,327	$93	$53	102	19,575	—	—
Corporate (a)	(b)	(b)	(b)	$79	$17,011	$—	$—

2022 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Consumer	$84,102	$281	$198	$383	$84,964
Small Business	22,731	81	49	86	22,947
Corporate (a)	(b)	(b)	(b)	—	53
Card Member Receivables:
Consumer	22,634	83	56	112	22,885
Small Business	$19,330	$120	$69	110	19,629
Corporate (a)	(b)	(b)	(b)	$85	$15,099
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

	2023			2022
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Consumer	1.7%	2.1%	1.3%	0.9%	1.1%	0.9%
Small Business	1.5%	1.8%	1.3%	0.6%	0.7%	0.7%
Card Member Receivables:
Consumer	1.6%	1.7%	1.0%	0.7%	0.8%	1.0%
Small Business	2.3%	2.4%	1.3%	0.9%	1.0%	1.3%
Corporate	(b)	0.6%	(c)	(b)	0.3%	(c)
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.5% and 0.6% as of September 30, 2023 and 2022, respectively.
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
Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the loan is characterized as non-accrual), and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of September 30, 2023, we had $48 million of unused credit available to customers with loans modified during the nine months ended September 30, 2023. In accordance with the modification agreement with the customer, loans and/or receivables may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.
The following table provides information relating to loans and receivables modifications for borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$542	0.6%	16.4%	(b)	$1,113	1.2%	16.1%	(b)
Small Business	167	0.6%	15.9%	(b)	411	1.5%	15.7%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	126	0.6%	(c)	30	282	1.3%	(c)	27
Small Business	181	0.9%	(c)	30	455	2.3%	(c)	27
Corporate	4	0.02%	(c)	10	12	0.1%	(c)	10
Other Loans	8	0.1%	—	19	19	0.3%	—	18
Interest Rate Reduction and Term Extension
Other Loans	16	0.2%	2.1%	20	28	0.4%	2.0%	19
Total	$1,044				$2,320
(a)Represents the outstanding balances as of September 30, 2023 of all modifications undertaken in the past three and nine months, respectively, for loans and receivables that remain in modification programs as of, or that defaulted on or before, September 30, 2023. The outstanding balances include principal, fees, and accrued interest on loans and principal and fees on receivables. Modifications did not reduce the principal balance.
(b)For Card Member loans, there have been no payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A customer can miss up to three payments before being considered in default, depending on the terms of the modification program. For loans and receivables modified on or after January 1, 2023, the amount of defaulted balances was immaterial for the three months and nine months ended September 30, 2023.

The following table provides information relating to the performance of loans and receivables that were modified on or after January 1, 2023.

	As of September 30, 2023
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,020	$73	$20
Small Business	366	34	11
Corporate	—	—	—
Card Member Receivables:
Consumer	257	20	5
Small Business	402	43	10
Corporate	9	2	1
Other Loans	42	4	1
Total	$2,096	$176	$48
(a)Represents the outstanding balances as of September 30, 2023 of all modifications undertaken on or after January 1, 2023 for loans and receivables that remain in modification programs as of, or that defaulted on or before, September 30, 2023. The outstanding balance includes principal, fees and accrued interest on loans and principal and fees on receivables.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans and Receivables Modified as TDRs Prior to Our Adoption of ASU 2022-02
The following table provides additional information with respect to loans and receivables that were modified as TDRs during the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)	Number of Accounts (thousands)	Account Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)
Troubled Debt Restructurings:
Card Member Loans	44	$285	14	(b)	97	$633	14	(b)
Card Member Receivables	7	258	(c)	20	18	591	(c)	19
Other Loans	1	3	2	16	3	5	2	16
Total	52	$546			118	$1,229

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

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$18	12	$70
Card Member Receivables	1	7	3	27
Other Loans	—	—	—	—
Total	5	$25	15	$97

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Third quarter of 2023	4%	3% - 7%	2%	5% - (2)%
Fourth quarter of 2023	3% - 6%	3% - 8%	4% - (3)%	6% - 0.2%
Fourth quarter of 2024	3% - 8%	3% - 7%	2% - 1%	3% - 2%
Fourth quarter of 2025	4% - 7%	3% - 6%	4% - 2%	4% - 3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses increased for both the three and nine months ended September 30, 2023, primarily driven by increases in loans outstanding and higher delinquencies.
Card Member loans reserve for credit losses increased for the three months ended September 30, 2022, primarily driven by an increase in loans outstanding and deterioration in the macroeconomic outlook at that time.
Card Member loans reserve for credit losses increased for the nine months ended September 30, 2022, primarily driven by an increase in loans outstanding and deterioration in the macroeconomic outlook at that time, partially offset by a reduction in COVID-19 pandemic-driven reserves.
The following table presents changes in the Card Member loans reserve for credit losses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2023	2022	2023	2022
Beginning Balance	$4,390	$2,997	$3,747	$3,305
Provisions (a)	982	596	2,691	757
Net write-offs (b)
Principal	(525)	(203)	(1,412)	(560)
Interest and fees	(114)	(56)	(310)	(161)
Other (c)	(12)	(15)	5	(22)
Ending Balance	$4,721	$3,319	$4,721	$3,319
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $138 million and $133 million for the three months ended September 30, 2023 and 2022, respectively, and $396 million and $415 million for the nine months ended September 30, 2023 and 2022, respectively. Recoveries of interest and fees were not significant.
(c)Primarily includes foreign currency translation adjustments of $(13) million and $(16) million for the three months ended September 30, 2023 and 2022, respectively, and $5 million and $(22) million for the nine months ended September 30, 2023 and 2022, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses decreased for both the three and nine months ended September 30, 2023, primarily driven by lower delinquencies.
Card Member receivables reserve for credit losses increased for the three months ended September 30, 2022, primarily driven by higher delinquencies.
Card Member receivables reserve for credit losses increased for the nine months ended September 30, 2022, primarily driven by an increase in receivables outstanding and higher delinquencies.
The following table presents changes in the Card Member receivables reserve for credit losses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2023	2022	2023	2022
Beginning Balance	$210	$119	$229	$64
Provisions (a)	206	165	658	383
Net write-offs (b)	(241)	(122)	(714)	(284)
Other (c)	(1)	(3)	1	(4)
Ending Balance	$174	$159	$174	$159
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $73 million and $60 million for the three months ended September 30, 2023 and 2022, respectively, and $218 million and $195 million for the nine months ended September 30, 2023 and 2022, respectively.
(c)Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $12 million as of both September 30, 2023 and December 31, 2022, presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of September 30, 2023 and December 31, 2022:

	2023				2022
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$62	$—	$(10)	$52	$64	$—	$(10)	$54
U.S. Government agency obligations	4	—	—	4	5	—	—	5
U.S. Government treasury obligations (a)	2,214	—	(27)	2,187	3,859	—	(73)	3,786
Mortgage-backed securities (b)	12	—	(1)	11	13	—	—	13
Foreign government bonds and obligations	777	—	(1)	776	633	—	(1)	632
Other (c)	64	—	—	64	47	—	—	47
Equity securities (d)(e)	60	20	(14)	66	50	—	(9)	41
Total	$3,193	$20	$(53)	$3,160	$4,671	$—	$(93)	$4,578
(a)Excludes approximately $1 billion of U.S. Government treasury obligations that matured on September 30, 2023, for which cash was received on October 2, 2023. As of September 30, 2023, these investments were derecognized and a corresponding receivable was recorded in Other assets on the Consolidated Balance Sheets; this non-cash movement is not reflected in the Consolidated Statements of Cash Flows.
(b)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(c)Represents investments in debt securities issued by Community Development Financial Institutions.
(d)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.
(e)During the third quarter of 2023, certain equity securities were reclassified from Other assets to Investment securities following the completion of transactions pursuant to which the issuers of the securities became public companies. The investments had a fair value of $26 million with an associated cost basis of $10 million as of September 30, 2023. The gross unrealized gain and loss amounts include net unrealized gains of $37 million that were recognized prior to such transactions.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022:

	2023				2022
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$20	$(1)	$30	$(9)	$52	$(10)	$—	$—
U.S. Government treasury obligations	—	—	2,098	(27)	3,710	(72)	52	(1)
Mortgage-backed securities	—	—	7	(1)	—	—	—	—
Foreign government bonds and obligations	679	(1)	—	—	549	(1)	—	—
Total	$699	$(2)	$2,135	$(37)	$4,311	$(83)	$52	$(1)
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
The following table summarizes the gross unrealized losses for available-for-sale debt securities by ratio of fair value to amortized cost as of September 30, 2023 and December 31, 2022:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2023:
90–100%	53	$699	$(2)	44	$2,107	$(27)	97	$2,806	$(29)
Less than 90%	—	$—	$—	32	$28	$(10)	32	$28	$(10)
Total as of September 30, 2023	53	$699	$(2)	76	$2,135	$(37)	129	$2,834	$(39)
2022:
90–100%	74	$4,287	$(74)	3	$52	$(1)	77	$4,339	$(75)
Less than 90%	14	$24	$(9)	—	$—	$—	14	$24	$(9)
Total as of December 31, 2022	88	$4,311	$(83)	3	$52	$(1)	91	$4,363	$(84)
Contractual maturities for available-for-sale debt securities with stated maturities as of September 30, 2023 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$2,804	$2,784
Due after 1 year but within 5 years	233	226
Due after 5 years but within 10 years	40	39
Due after 10 years	56	45
Total	$3,133	$3,094
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests for the Lending Trust was $14.0 billion and $16.0 billion as of September 30, 2023 and December 31, 2022, respectively, and for the Charge Trust was $5.4 billion and $5.2 billion as of September 30, 2023 and December 31, 2022, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust was $60 million and $59 million as of September 30, 2023 and December 31, 2022, respectively, and for the Charge Trust was nil as of both September 30, 2023 and December 31, 2022. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the nine months ended September 30, 2023 and the year ended December 31, 2022, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of September 30, 2023 and December 31, 2022, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2023	2022
U.S.:
Interest-bearing	$123,510	$109,119
Non-interest-bearing (includes Card Member credit balances of: 2023, $442; 2022, $605)	492	663
Non-U.S.:
Interest-bearing	14	15
Non-interest-bearing (includes Card Member credit balances of: 2023, $420; 2022, $439)	423	442
Total customer deposits	$124,439	$110,239
Customer deposits by deposit type as of September 30, 2023 and December 31, 2022 were as follows:

(Millions)	2023	2022
Savings and transaction accounts	$89,877	$76,731
Certificates of deposit:
Direct	4,925	2,765
Third-party (brokered)	13,303	13,331
Sweep accounts – Third-party (brokered)	15,411	16,297
Other deposits	61	71
Card Member credit balances	862	1,044
Total customer deposits	$124,439	$110,239
The scheduled maturities of certificates of deposit as of September 30, 2023 were as follows:

(Millions)	2023	2024	2025	2026	2027	After 5 Years	Total
Certificates of deposit	$1,538	$10,491	$4,010	$832	$777	$580	$18,228
As of September 30, 2023 and December 31, 2022, certificates of deposit in denominations that met or exceeded the insured limit were $1.6 billion and $1.0 billion, respectively.

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

In January 2023, the CFPB notified us that its investigation was completed and that it does not intend to recommend an enforcement action be taken against us at this time. In July 2023, we reached a settlement with the OCC to resolve its review of historical sales practices to certain U.S. small business card customers that occurred between 2015 and 2017, and paid a civil money penalty of $15 million. The DOJ, EDNY and NYDFS investigations are ongoing, and we are cooperating with all inquiries. Any additional negotiated resolution or litigated proceedings arising from these matters could result in fines or other remedial actions.
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
A majority of our derivative assets and liabilities as of September 30, 2023 and December 31, 2022 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of September 30, 2023, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of September 30, 2023 and December 31, 2022, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2023 and December 31, 2022:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$157	$211
Net investment hedges - Foreign exchange contracts	176	350	81	251
Total derivatives designated as hedging instruments	176	350	238	462
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	418	171	63	339
Total derivatives, gross	594	521	301	801
Derivative asset and derivative liability netting (b)	(91)	(257)	(91)	(257)
Cash collateral netting (c)	(7)	(11)	(157)	(212)
Total derivatives, net	$496	$253	$53	$332
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
We posted $137 million and $8 million as of September 30, 2023 and December 31, 2022, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $9.5 billion and $8.1 billion of fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2023 and December 31, 2022, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and nine months ended September 30:

	Gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2023	2022	2023	2022
Fixed-rate long-term debt	$52	$121	$14	$485
Derivatives designated as hedging instruments	(52)	(121)	(15)	(488)
Total	$—	$—	$(1)	$(3)
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $9.2 billion and $7.8 billion as of September 30, 2023 and December 31, 2022, respectively, including the cumulative amount of fair value hedging adjustments of $(250) million and $(236) million for the respective periods.
We recognized in Interest expense on Long-term debt net increases of $47 million and $3 million for the three months ended September 30, 2023 and 2022, respectively, and a net increase of $130 million and a net decrease of $88 million for the nine months ended September 30, 2023 and 2022, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $13.1 billion and $12.5 billion of foreign currency derivatives designated as net investment hedges as of September 30, 2023 and December 31, 2022, respectively. The gain or loss on net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, were gains of $244 million and $520 million for the three months ended September 30, 2023 and 2022, respectively, and a loss of $261 million and a gain of $728 million for the nine months ended September 30, 2023 and 2022, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for any of the three and nine months ended September 30, 2023 and 2022.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $22.3 billion and $21.7 billion as of September 30, 2023 and December 31, 2022, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $26 million and $23 million for the three months ended September 30, 2023 and 2022, respectively, and net gains of $56 million and $10 million for the nine months ended September 30, 2023 and 2022, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
Our embedded derivative related to seller earnout shares granted to us upon the completion of a business combination in the second quarter of 2022 between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital had a notional amount of $78 million as of both September 30, 2023 and December 31, 2022. The changes in the fair value of the embedded derivative resulted in losses of $12 million and nil for the three months ended September 30, 2023 and 2022, respectively, and losses of $12 million and $4 million for the nine months ended September 30, 2023 and 2022, respectively, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of September 30, 2023 and December 31, 2022:

	2023				2022
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$66	$66	$—	$—	$41	$40	$1	$—
Debt securities	3,094	—	3,030	64	4,537	—	4,490	47
Derivatives, gross (a)(b)	594	—	579	15	521	—	494	27
Total Assets	3,754	66	3,609	79	5,099	40	4,985	74
Liabilities:
Derivatives, gross (a)	301	—	301	—	801	—	801	—
Total Liabilities	$301	$—	$301	$—	$801	$—	$801	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2023 and December 31, 2022. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2023 and December 31, 2022, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2023 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$44	$44	$42	$2	$—
Other financial assets (b)	63	63	—	63	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	120	124	—	—	124

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	136	136	—	136	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	18	18	—	18	—
Long-term debt (c)	$46	$45	$—	$45	$—

	Carrying Value	Corresponding Fair Value Amount
2022 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$34	$34	$32	$2	$—
Other financial assets (b)	60	60	—	60	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	110	113	—	—	113

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	123	123	—	123	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	16	16	—	16	—
Long-term debt (c)	$43	$42	$—	$42	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $5.4 billion and $5.2 billion held by a consolidated VIE as of September 30, 2023 and December 31, 2022, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $27.2 billion and $28.4 billion as of September 30, 2023 and December 31, 2022, respectively, and the fair values of Long-term debt were $13.0 billion and $12.3 billion as of September 30, 2023 and December 31, 2022, respectively.
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
The carrying value of equity investments without readily determinable fair values totaled $0.9 billion and $1.0 billion as of September 30, 2023 and December 31, 2022, respectively, of which approximately $8 million and $597 million as of September 30, 2023 and December 31, 2022, respectively, represented a nonrecurring Level 3 fair value measurement for certain of our equity investments. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded unrealized gains of nil and $6 million for the three months ended September 30, 2023 and 2022, respectively, and nil and $94 million for the nine months ended September 30, 2023 and 2022, respectively. Unrealized losses representing impairments were $17 million and $51 million for the three months ended September 30, 2023 and 2022, respectively, and $122 million and $153 million for the nine months ended September 30, 2023 and 2022, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains for equity investments without readily determinable fair values totaled $1.0 billion and $1.2 billion as of September 30, 2023 and December 31, 2022, respectively, and cumulative unrealized losses representing impairments were $412 million and $394 million as of September 30, 2023 and December 31, 2022, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both September 30, 2023 and December 31, 2022.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $23 million, respectively, as of September 30, 2023, and $1 billion and $21 million, respectively, as of December 31, 2022, all of which were primarily related to our real estate arrangements and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Changes in Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and nine months ended September 30, 2023 and 2022 were as follows:

Three Months Ended September 30, 2023 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of June 30, 2023	$(44)	$(2,569)	$(471)	$(3,084)
Net change	14	(110)	4	(92)
Balances as of September 30, 2023	$(30)	$(2,679)	$(467)	$(3,176)

Nine Months Ended September 30, 2023 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2022	$(64)	$(2,622)	$(524)	$(3,210)
Net change	34	(57)	57	34
Balances as of September 30, 2023	$(30)	$(2,679)	$(467)	$(3,176)

Three Months Ended September 30, 2022 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of June 30, 2022	$(30)	$(2,569)	$(544)	$(3,143)
Net change	(39)	(200)	5	(234)
Balances as of September 30, 2022	$(69)	$(2,769)	$(539)	$(3,377)

Nine Months Ended September 30, 2022 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2021	$23	$(2,392)	$(576)	$(2,945)
Net change	(92)	(377)	37	(432)
Balances as of September 30, 2022	$(69)	$(2,769)	$(539)	$(3,377)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three and nine months ended September 30 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2023	2022	2023	2022
Net unrealized gains (losses) on debt securities	$5	$(13)	$11	$(29)
Foreign currency translation adjustment, net of hedges	66	169	(32)	231
Pension and other postretirement benefits	6	16	6	33
Total tax impact	$77	$172	$(15)	$235
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, for the three and nine months ended September 30, 2023 and 2022 were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2023	2022	2023	2022
Service fees	$375	$353	$1,114	$1,072
Foreign currency-related revenue	374	338	1,071	867
Delinquency fees	245	211	717	583
Travel commissions and fees	183	155	476	374
Other fees and revenues	84	112	333	444
Total Service fees and other revenue	$1,261	$1,169	$3,711	$3,340
The following is a detail of Other expenses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2023	2022	2023	2022
Data processing and equipment	$704	$651	$2,041	$1,874
Professional services	477	500	1,384	1,473
Net unrealized and realized losses on Amex Ventures investments (a)	39	47	145	68
Other	385	376	1,143	1,008
Total Other expenses	$1,605	$1,574	$4,713	$4,423
(a)Refer to Note 9 for further information regarding Amex Ventures investments accounted for as equity investments without readily determinable fair values.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate was 20.9 percent and 23.6 percent for the three months ended September 30, 2023 and 2022, respectively, and 19.5 percent and 23.0 percent for the nine months ended September 30, 2023 and 2022, respectively. The lower effective tax rate for the three and nine month periods primarily reflected discrete tax benefits in the current periods and changes in the geographic mix of income.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination by the IRS for the 2017 and 2018 tax years.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $114 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $114 million of unrecognized tax benefits, approximately $90 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Basic and diluted:
Net income	$2,451	$1,879	$6,441	$5,942
Preferred dividends	(14)	(14)	(43)	(43)
Net income available to common shareholders	$2,437	$1,865	$6,398	$5,899
Earnings allocated to participating share awards (a)	(19)	(14)	(50)	(45)
Net income attributable to common shareholders	$2,418	$1,851	$6,348	$5,854
Denominator:(a)
Basic: Weighted-average common stock	732	748	738	752
Add: Weighted-average stock options (b)	1	1	1	1
Diluted	733	749	739	753

Basic EPS	$3.30	$2.47	$8.60	$7.78
Diluted EPS	$3.30	$2.47	$8.59	$7.77
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 1.4 million and 0.3 million of options for the three months ended September 30, 2023 and 2022, respectively, and 1.4 million and 0.2 million of options for the nine months ended September 30, 2023 and 2022, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other:

As of or for the Three Months Ended September 30, 2023 (Millions, except where indicated)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,680	$3,257	$2,390	$1,656	$(44)	$11,939
Revenue from contracts with customers (b)	3,464	2,864	1,558	1,499	(8)	9,377
Interest income	3,228	881	538	14	579	5,240
Interest expense	700	391	285	(181)	603	1,798
Total revenues net of interest expense	7,208	3,747	2,643	1,851	(68)	15,381
Pretax income (loss)	$1,584	$852	$387	$986	$(709)	$3,100
Total assets (billions)	$98	$57	$39	$21	$36	$251

For the Nine Months Ended September 30, 2023 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$13,682	$9,665	$7,006	$4,927	$(94)	$35,186
Revenue from contracts with customers (b)	10,182	8,505	4,527	4,470	(28)	27,656
Interest income	8,937	2,379	1,502	42	1,571	14,431
Interest expense	1,898	1,076	770	(486)	1,643	4,901
Total revenues net of interest expense	20,721	10,968	7,738	5,455	(166)	44,716
Pretax income (loss)	$3,964	$2,195	$829	$2,834	$(1,821)	$8,001

As of or for the Three Months Ended September 30, 2022 (Millions, except where indicated)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,233	$3,145	$2,066	$1,562	$(28)	$10,978
Revenue from contracts with customers (b)	3,200	2,791	1,332	1,423	(13)	8,733
Interest income	2,251	552	364	6	201	3,374
Interest expense	274	201	178	(97)	240	796
Total revenues net of interest expense	6,210	3,496	2,252	1,665	(67)	13,556
Pretax income (loss)	$1,309	$774	$166	$792	$(582)	$2,459
Total assets (billions)	$85	$51	$33	$15	$31	$215

For the Nine Months Ended September 30, 2022 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$12,024	$8,986	$6,065	$4,502	$(28)	$31,549
Revenue from contracts with customers (b)	9,139	8,003	3,857	4,131	14	25,144
Interest income	5,880	1,435	1,035	13	330	8,693
Interest expense	513	409	445	(202)	391	1,556
Total revenues net of interest expense	17,391	10,012	6,655	4,717	(89)	38,686
Pretax income (loss)	$4,114	$2,333	$593	$2,263	$(1,589)	$7,714
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue, certain service fees and other revenue and processed revenues from customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. Since December 31, 2022, there have been no material changes in market risk exposures associated with foreign exchange risk or the detrimental impact of a hypothetical, immediate 100 basis point increase in market interest rates. A hypothetical, immediate 100 basis point decrease in market interest rates would have a smaller, but still detrimental impact on our annual net interest income than such an increase.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)   ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (d)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2023
Repurchase programs(a)	875,200	$166.64	875,200	111,868,150
Employee transactions(b)	216,099	$165.43	N/A	N/A

August 1-31, 2023
Repurchase programs(a)	5,092,500	$162.52	5,092,500	106,775,650
Employee transactions(b)	204	$160.23	N/A	N/A

September 1-30, 2023
Repurchase programs(a)	1,974,945	$158.74	1,974,945	104,800,705
Employee transactions(b)	—	—	N/A	N/A

Total
Repurchase programs(a)	7,942,645	$162.03	7,942,645	104,800,705
Employee transactions(b)	216,303	$165.43	N/A	N/A
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
(d)Share purchases under publicly announced programs are made pursuant to open market purchases, plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase programs or any combination of such methods as market conditions warrant and at prices we deem appropriate.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
31.1	Certification of Stephen J. Squeri pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Christophe Y. Le Caillec pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Stephen J. Squeri pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Christophe Y. Le Caillec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: October 20, 2023	By	/s/ Christophe Y. Le Caillec
Christophe Y. Le Caillec Chief Financial Officer

Date: October 20, 2023	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)