Form 10-K
period 2023-12-31
AMERICAN EXPRESS CO
filed 2024-02-09
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑
As of June 30, 2023, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $128.1 billion based on the closing sale price as reported on the New York Stock Exchange.
As of February 1, 2024, there were 723,869,787 common shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 6, 2024.

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
Throughout this report the terms “American Express,” “we,” “our” or “us,” refer to American Express Company and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise. The use of the term “partner” or “partnering” in this report does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of American Express’ relationship with any third parties. Refer to the “ Glossary of Selected Terminology” under “MD&A” for the definitions of other key terms used in this report.

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
We principally engage in businesses comprising four reportable operating segments: U.S. Consumer Services (USCS), Commercial Services (CS), International Card Services (ICS) and Global Merchant and Network Services (GMNS). Corporate functions and certain other businesses are included in Corporate & Other. Our businesses function together to form our end-to-end integrated payments platform, which we believe is a differentiator that underpins our business model. For further information about our reportable operating segments, see “Business Segment Results of Operations” under “MD&A.”
Our Integrated Payments Platform and Technology
Through our general-purpose card-issuing, merchant-acquiring and card network businesses, we are able to connect participants and provide differentiated value across the commerce path. We maintain direct relationships with Card Members (as a card issuer) and merchants (as an acquirer), which provides us with direct access to information at both ends of the card transaction, distinguishing our integrated payments platform from the bankcard networks. Through contractual relationships, we also obtain information from third-party card issuers, merchant acquirers, aggregators and processors with whom we do business.

Our integrated payments platform and the systems and infrastructure that underlie it allow us to analyze information on Card Member spending, build models and use analytical tools to help us underwrite risk, reduce fraud and provide targeted marketing and other information services for merchants and partners and special offers and services to Card Members, all while maintaining our commitment to respect Card Member preferences and protect Card Member and merchant data in compliance with applicable policies and legal requirements. We also leverage technology to allow for faster introduction and greater differentiation of products, as well as to develop and improve our service capabilities to continue to deliver a high-quality customer experience.
Card Issuing Businesses
Our global proprietary card-issuing businesses are conducted through our USCS, CS and ICS reportable operating segments. We offer a broad set of card products, rewards and services to a diverse consumer and commercial customer base, in the United States and internationally. We acquire and retain high-spending, engaged and creditworthy Card Members by:
•Designing innovative credit, charge and debit card products and payment and lending solutions that appeal to our target customer base and meet their spending and borrowing needs
•Using incentives to drive spending on our various card products and increase customer engagement, including our Membership Rewards® and Amex® Offers programs, cash-back reward features, interest rates offered on deposits and participation in loyalty programs sponsored by our cobrand and other partners
•Providing digital and mobile services and an array of benefits and experiences across card products, such as lounge access, dining experiences and other travel and lifestyle benefits
•Creating world-class service experiences by delivering exceptional customer care
•Developing a wide range of partner relationships, including with other corporations and institutions that sponsor certain of our cards under cobrand arrangements and provide benefits and services to our Card Members
Over the last several years, we have focused on broadening the appeal of our products to attract new customers, particularly Millennial and Gen Z customers, as well as expanding our position with small and mid-sized enterprise (SME) customers by providing more ways to help them manage and grow their businesses. We have a number of products that complement our card products, such as our business checking and consumer rewards checking account products, our business-to-business (B2B) payment products and other non-card payment and financing products, our Business Blueprint digital cash flow management hub, our Resy restaurant platform and other new digital capabilities. Additionally, we are focused on driving growth and efficiencies internationally, including a greater focus on local priorities in international jurisdictions. Jurisdictions that represent a significant portion of our billed business outside of the United States include the United Kingdom (UK), the European Union (EU), Australia, Japan, Canada and Mexico.
For the year ended December 31, 2023, worldwide billed business (spending on American Express cards issued by us) was $1,460 billion and at December 31, 2023, we had 80.2 million proprietary cards-in-force worldwide.
Merchant Acquiring Business
Our GMNS reportable operating segment builds and manages relationships with millions of merchants around the world that choose to accept American Express cards. This includes signing new merchants to accept our cards, agreeing on the discount rate (a fee charged to the merchant for accepting our cards) and handling servicing for merchants. We also build and maintain relationships with merchant acquirers, aggregators and processors to manage aspects of our merchant services business. For example, through our OptBlue® merchant-acquiring program, third-party processors contract directly with small merchants for card acceptance on our network and determine merchant pricing. We continue to grow merchant acceptance of American Express cards around the world and work with merchant partners so that our Card Members are warmly welcomed and encouraged to spend in the millions of places where their American Express cards are accepted. We also seek to drive greater usage of the American Express network by deepening merchant engagement and increasing Card Member awareness through initiatives such as our Shop Small campaigns and expanding our payment options such as through debit and B2B capabilities.
GMNS also provides fraud-prevention tools, marketing solutions, data analytics and other programs and services to merchants and other partners that leverage the capabilities of our integrated payments platform.

Card Network Business
We operate a payments network through which we establish and maintain relationships with third-party banks and other institutions in approximately 110 countries and territories, licensing the American Express brand and extending the reach of our global network. These network partners are licensed to issue local currency American Express-branded cards in their countries and/or serve as the merchant acquirer for local merchants on our network.
For the year ended December 31, 2023, worldwide network services processed volume (spending on American Express cards issued by third parties) was $220.5 billion and at December 31, 2023, we had 61.0 million cards-in-force issued by third parties worldwide.
Diverse Customer Base and Global Footprint
Our broad and diverse customer base spans consumers, small businesses, mid-sized companies and large corporations around the world. The following chart provides a summary of our diverse set of customers and broad geographic footprint based on worldwide network volumes:

% of Worldwide Network Volumes, FY'23

Commercial Services 31%
US SME
US Large & Global Corp
Processed Volumes 13%
Int'l SME and Large Corp
Int'l Consumer
International Card Services 20%
US Consumer Services 36%

SME refers to small and mid-sized businesses with less than $300 million in annual revenues.

Partners and Relationships
Our integrated payments platform allows us to work with a range of business partners, and our partners in return help drive the scale and relevance of the platform.
There are many examples of how we work with partners, including: issuing cards under cobrand arrangements with other corporations and institutions (e.g., Delta Air Lines (Delta), Marriott International, Hilton Worldwide Holdings and British Airways); offering innovative ways for our Card Members to earn and use points with our merchants (e.g., Pay with Points at Amazon.com); providing greater value to our Card Members (e.g., Amex Offers and statement credits for purchases with partners); expanding merchant acceptance with third-party acquirers and processors (e.g., OptBlue partners); operating through joint ventures in certain jurisdictions (e.g., in China, the Middle East and Switzerland); developing new capabilities and features with our digital partners (e.g., PayPal and i2c); integrating into the supplier payment processes of our business customers (e.g., BILL and Extend); and enhancing our travel benefits and services (e.g., Fine Hotels and Resorts). We also have a significant ownership position in, and extensive commercial arrangements with, Global Business Travel Group, Inc. (GBTG), which provides business travel-related services.
Delta is our largest strategic partner. Our relationships with, and revenues and expenses related to, Delta are significant and represent an important source of value for our Card Members. We issue cards under cobrand arrangements with Delta and the Delta cobrand portfolio represented approximately 10 percent of worldwide network volumes and approximately 21 percent of worldwide Card Member loans as of December 31, 2023. The Delta cobrand portfolio generates fee revenue and interest income from Card Members and discount revenue from Delta and other merchants for spending on Delta cobrand cards. The current Delta cobrand agreement runs through the end of 2029 and we expect to continue to make significant investments in this partnership. Among other things, Delta is also a key participant in our Membership Rewards program, provides travel-related benefits and services, including airport lounge access for certain American Express Card Members, accepts American Express cards as a merchant and is a corporate payments customer.
Working with all of our partners, we seek to provide value, choice and unique experiences across our customer base.
Our Spend-Centric Model and Revenue Mix
Our “spend-centric” business model focuses on generating revenues primarily by driving spending on our cards and secondarily through finance charges and fees. Spending on our cards, which is higher on average on a per-card basis versus our network competitors, offers superior value to merchants in the form of loyal customers and larger transactions. Because of the revenues generated from having high-spending Card Members and the annual card fees we charge on many of our products, we are able to invest in attractive rewards and other benefits for Card Members, as well as targeted marketing and other programs and investments for merchants. This creates incentives for Card Members to spend more on their cards and positively differentiates American Express cards.
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
We also have an Environmental, Social and Governance (ESG) strategy that focuses on three pillars. The Building Financial Confidence pillar seeks to provide responsible, secure and transparent products and services to help people and businesses build financial resilience. The Advancing Climate Solutions pillar focuses on enhancing our operations and capabilities to meet customer and community needs in the transition to a low-carbon future. Finally, the Promoting Diversity, Equity and Inclusion (DE&I) pillar supports a diverse, equitable and inclusive workforce, marketplace and society.

Our Colleagues
Our colleagues are integral to executing our business strategies and to our overall success. As of December 31, 2023, we employed approximately 74,600 people, whom we refer to as colleagues, with approximately 26,000 colleagues in the United States and approximately 48,600 colleagues outside the United States. In 2023, we continued to invest in our colleagues, building on a wide range of learning and development opportunities and enhancing our competitive benefits in key areas including holistic health and wellness, total compensation and flexibility.
We conduct an annual Colleague Experience Survey to better understand our colleagues’ needs and overall experience at American Express, and in 2023, 91 percent of colleagues who participated in the survey said they would recommend American Express as a great place to work.
To attract and retain the best talent, we strive to offer a compelling value proposition to our colleagues, which represents the ways in which we support our colleagues in four key areas: (1) our culture; (2) career growth and development; (3) rewards and holistic well-being; and (4) diversity, equity and inclusion.
Our Culture
Our culture is built on strong relationships, shared values and purpose and a commitment to back our customers, communities and each other. At the heart of our culture is what we call our Blue Box Values – a set of guiding principles that serve as the foundation for how we operate:

We Do What’s Right	We Embrace Diversity
We Back Our Customers	We Stand for Equity and Inclusion
We Make It Great	We Win as A Team
We Respect People	We Support Communities
Career Growth and Development
We continuously invest in programs, benefits and resources to foster the personal and professional growth of our colleagues. We start with opportunities for colleagues to learn on the job, build cross-functional skills and grow in their careers through a defined, collaborative process for performance management. Colleagues have access to a wide variety of resources: career coaching, mentoring, professional networking, and rotation opportunities, as well as courses on-demand and with classroom-style instruction.
Rewards and Holistic Well-Being
We aim to provide our colleagues with competitive compensation and leading benefits and take a holistic approach to well-being, providing resources that address the physical, financial and mental health of our colleagues. Our financial well-being program, Smart Saving, provides tools and resources to help colleagues build their knowledge and skills for all life stages. We support our colleagues’ physical health and well-being through our corporate wellness program, Healthy Living. We also provide resources and support to increase awareness about mental health among our colleagues through our Healthy Minds Program.
Diversity, Equity and Inclusion
We continue to work to build an inclusive and diverse workplace that values our colleagues’ voices, rewards teamwork, celebrates different points of view and reflects the diversity of the communities in which we operate. As of December 31, 2023, women represented 53.2 percent of our global workforce and Asian, Black/African American and Hispanic/Latinx people represented 20.6 percent, 15.6 percent and 14.3 percent, respectively, of our U.S. workforce based on preliminary data for our 2023 U.S. EEO-1 submission. As of December 31, 2023, 50 percent of our Executive Committee were women or from diverse races and ethnic backgrounds (based on self-identified characteristics). We also regularly review our compensation practices to ensure colleagues in the same job, level and location are compensated fairly regardless of gender globally, and regardless of race and ethnicity in the United States. These reviews consider several factors known to affect compensation, including role, level, tenure, performance and geography. In the instances where a review has found inconsistencies, we have made adjustments. After making these adjustments, we believe we maintained 100 percent pay equity in 2023 for colleagues across genders globally and across races and ethnicities in the United States.

Information About Our Executive Officers
Set forth below, in alphabetical order, is a list of our executive officers as of February 9, 2024, including each executive officer’s principal occupation and employment during the past five years. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER —	Vice Chairman
Mr. Buckminster (63) has been Vice Chairman since April 2021. Prior thereto, he had been Group President, Global Consumer Services Group since February 2018.

JEFFREY C. CAMPBELL —	Vice Chairman
Mr. Campbell (63) has been Vice Chairman since April 2021. He also served as Chief Financial Officer (CFO) from August 2013 to August 2023.

HOWARD GROSFIELD —	President, U.S. Consumer Services
Mr. Grosfield (55) has been President, U.S. Consumer Services since May 2022. Prior thereto, he had been Executive Vice President and General Manager of U.S. Consumer Marketing and Global Premium Services since February 2021 and Executive Vice President and General Manager of U.S. Consumer Marketing Services from January 2016 to February 2021.

MONIQUE HERENA —	Chief Colleague Experience Officer
Ms. Herena (52) has been Chief Colleague Experience Officer since April 2019. Ms. Herena joined American Express from BNY Mellon, where she served as the Chief Human Resources Officer and Senior Executive Vice President, Human Resources, Marketing and Communications since 2014.

RAYMOND JOABAR —	Group President, Global Merchant and Network Services
Mr. Joabar (58) has been Group President, Global Merchant and Network Services since April 2021. Prior thereto, he had been President, Global Risk and Compliance and Chief Risk Officer since September 2019. He also served as President of International Consumer Services and Global Travel and Lifestyle Services from February 2018 to September 2019.

CHRISTOPHE Y. LE CAILLEC —	Chief Financial Officer
Mr. Le Caillec (58) has been CFO since August 2023. Prior thereto, he had been Deputy CFO since December 2021 and Head of Corporate Planning since February 2019. He also served as Business CFO for the Global Consumer Services Group from May 2016 to February 2019.

RAFAEL MARQUEZ —	President, International Card Services
Mr. Marquez (52) has been President, International Card Services since May 2022. Prior thereto, he had been President, International Consumer Services and Global Loyalty Coalition since September 2019 and Executive Vice President of International Consumer Services Europe, Joint Ventures EMEA and International Member Engagement from November 2015 to September 2019.

ANNA MARRS —	Group President, Commercial Services and Credit & Fraud Risk
Ms. Marrs (50) has been Group President, Commercial Services and Credit & Fraud Risk since April 2021. Prior thereto, she had been President, Commercial Services since September 2018.

GLENDA MCNEAL —	Chief Partner Officer
Ms. McNeal (63) has been Chief Partner Officer since February 2024. Prior thereto, she had been President, Enterprise Strategic Partnerships since March 2017.

DAVID NIGRO —	Chief Risk Officer
Mr. Nigro (62) has been Chief Risk Officer since April 2021. Prior thereto, he had been Executive Vice President and Chief Credit Officer, Global Consumer Services and Credit and Fraud Risk Capability since April 2018.

DENISE PICKETT —	President, Global Services Group
Ms. Pickett (58) has been President, Global Services Group since September 2019. Prior thereto, she had been Chief Risk Officer and President, Global Risk, Banking & Compliance since February 2018.

RAVI RADHAKRISHNAN —	Chief Information Officer
Mr. Radhakrishnan (52) has been Chief Information Officer since January 2022. Mr. Radhakrishnan joined American Express from Wells Fargo & Company, where he served as Chief Information Officer for the Commercial Banking and Corporate & Investment Banking businesses since May 2020. Prior thereto, he had been Chief Information Officer, Wholesale, Wealth & Investment Management and Innovation from May 2019 to May 2020. He also served as Enterprise Chief Information Officer from March 2017 to May 2019.

ELIZABETH RUTLEDGE —	Chief Marketing Officer
Ms. Rutledge (62) has been Chief Marketing Officer since February 2018.

LAUREEN E. SEEGER —	Chief Legal Officer
Ms. Seeger (62) has been Chief Legal Officer since July 2014.

JENNIFER SKYLER —	Chief Corporate Affairs Officer
Ms. Skyler (47) has been Chief Corporate Affairs Officer since October 2019. Ms. Skyler joined American Express from WeWork, where she served as Chief Communications Officer from January 2018 to September 2019.

STEPHEN J. SQUERI —	Chairman and Chief Executive Officer
Mr. Squeri (64) has been Chairman and Chief Executive Officer since February 2018.

ANRÉ WILLIAMS —	Group President, Enterprise Services
Mr. Williams (58) has been Group President, Enterprise Services since April 2021. Prior thereto, he had been Group President, Global Merchant and Network Services since February 2018. Mr. Williams also serves as the Chief Executive Officer of American Express National Bank.

COMPETITION
We compete in the global payments industry with card networks, issuers and acquirers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and Automated Clearing House, or ACH), as well as evolving and growing alternative mechanisms, systems and products that leverage new technologies, business models and customer relationships to create payment, financing or banking solutions. The payments industry continues to undergo dynamic changes in response to evolving technologies, consumer habits and merchant needs, such as an increased shift to digital payments.
As a card issuer, we compete with financial institutions that issue general-purpose credit and debit cards, as well as businesses that issue private label cards, operate mobile wallets, provide payment services or extend credit. We face intense competition in the premium space and for cobrand relationships, as both card issuer and network competitors have targeted high-spending customers and key business partners with attractive value propositions. We also face competition for partners and other differentiated offerings, such as lounge space in U.S. and global hub airports, restaurant reservation capabilities and other experiential offerings to customers. Our banking products also face strong competition, such as with respect to the rates offered on deposits.
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

In addition to the discussion in this section, see “Our operating results may materially suffer because of substantial and increasingly intense competition worldwide in the payments industry” under “Risk Factors” for further discussion of the potential impact of competition on our business, and “Our business is subject to evolving and comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition” and “Legal proceedings regarding provisions in our merchant contracts, including non-discrimination and honor-all-cards provisions, could have a material adverse effect on our business and result in additional litigation and/or arbitrations, changes to our merchant agreements and/or business practices, substantial monetary damages and damage to our reputation and brand” under “Risk Factors” for a discussion of the potential impact on our ability to compete effectively due to government regulations or if ongoing legal proceedings limit our ability to prevent merchants from engaging in various actions to discriminate against our card products.

SUPERVISION AND REGULATION
Overview
We are subject to evolving and extensive government regulation and supervision in jurisdictions around the world, and the costs of ongoing compliance are substantial. The financial services industry is subject to rigorous scrutiny, high regulatory expectations, a range of regulations and a stringent and unpredictable enforcement environment.
Governmental authorities have focused, and we believe will continue to focus, considerable attention on reviewing compliance by financial services firms and payment systems with laws and regulations, and as a result, we continually work to evolve and improve our risk management framework, governance structures, practices and procedures. Reviews by us and governmental authorities to assess compliance with laws and regulations, as well as our own internal reviews to assess compliance with internal policies, including errors or misconduct by colleagues or third parties or control failures, have resulted in, and are likely to continue to result in, changes to our products, practices and procedures, restitution to our customers and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations, enforcement proceedings and the imposition of fines or civil money penalties, in the event of noncompliance or alleged noncompliance with laws or regulations. For example, as previously disclosed, we are cooperating with governmental investigations related to certain of our historical sales practices, which are described in more detail in Note 12 to the “Consolidated Financial Statements.” External publicity concerning investigations can increase the scope and scale of those investigations and lead to further regulatory inquiries.
Policymakers around the world continue to propose and adopt new and increasingly complex laws and regulations governing a wide variety of issues that may impact our business or change our operating environment in substantial and unpredictable ways. For example, legislators and regulators in various countries in which we operate have focused on the offering of consumer financial products and the operation of payment networks, resulting in changes to certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, the establishment of broad and ongoing regulatory oversight regimes.
The following discussion summarizes elements of the extensive regulatory environment in which we operate; it does not purport to be complete or to describe all of the laws or regulations to which we are subject or all possible or proposed changes in laws or regulations that may become applicable to us. See “Operational and Compliance/Legal Risks” under “Risk Factors” for a discussion of the potential impact that changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, may have on our business, results of operations and financial condition.
Banking Regulation
American Express entities are subject to banking regulation in the United States and in certain jurisdictions internationally. U.S. federal and state banking laws, regulations and policies extensively regulate the Company, TRS and our U.S. bank subsidiary, American Express National Bank (AENB). For purposes of this Supervision and Regulation section, the “Company” refers only to American Express Company, a bank holding company, and does not include its subsidiaries. Both the Company and TRS are subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve and AENB is supervised, regulated and examined by the Office of the Comptroller of the Currency (OCC). The Company and its subsidiaries are also subject to the rulemaking, enforcement and examination authority of the Consumer Financial Protection Bureau (CFPB). Banking regulators have broad examination and enforcement power, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions and require divestitures, any of which could compromise our competitive position. Many aspects of our business also are subject to rigorous regulation by other U.S. federal and state regulatory agencies and by non-U.S. government agencies and regulatory bodies. For example, non-U.S. regulators supervising our international regulated financial institutions use many of the same principles of regulation and supervision that are used by U.S. federal bank regulators.
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
Enhanced Prudential Standards
The Company is subject to the U.S. federal bank regulatory agencies’ rules that tailor the application of enhanced prudential standards to bank holding companies and depository institutions with $100 billion or more in total consolidated assets. Under these rules, each such bank holding company, as well as its bank subsidiaries, is assigned to one of four categories based on its status as a U.S. global systemically important banking organization and five other risk-based indicators: (i) total assets, (ii) cross-jurisdictional activity, (iii) non-bank assets, (iv) off-balance sheet exposure, and (v) weighted short-term wholesale funding, with the most stringent requirements applying to Category I firms and the least stringent requirements applying to Category IV firms. Under these rules, the Company (and its depository institution subsidiary, AENB) is currently subject to Category IV standards. However, changes in the levels of these risk-based indicators at the Company could result in changes to our regulatory tailoring category. Category III firms include those firms with greater than $250 billion but less than $700 billion in total consolidated assets, calculated based on a four-quarter trailing average. Our total consolidated assets were $251 billion and $261 billion as of September 30 and December 31, 2023, respectively, and, accordingly, we anticipate becoming a Category III firm in 2024. Category III firms are subject to heightened capital, liquidity and prudential requirements, single-counterparty credit limits and additional stress tests, which in some cases are subject to a transition period following a financial institution becoming a Category III firm. Moreover, further changes in the risk-based indicators described above, such as if we have $75 billion or more in cross-jurisdictional activity (calculated based on a four-quarter trailing average), could result in us becoming a Category II firm and subject to more stringent capital, liquidity and prudential requirements. Our cross-jurisdictional activity was $67 billion as of December 31, 2023, and the four-quarter trailing average was $60 billion.
Capital and Liquidity Regulation
Capital Rules
The Company and AENB are required to comply with the applicable capital adequacy rules established by federal banking regulators. These rules are intended to ensure that bank holding companies and depository institutions (collectively, banking organizations) have adequate capital given their level of assets and off-balance sheet obligations. The federal banking regulators’ current capital rules (the Capital Rules) implement the Basel Committee on Banking Supervision’s framework for strengthening international capital regulation, known as Basel III. For additional information regarding our capital ratios, see “Consolidated Capital Resources and Liquidity” under “MD&A.”
Under the Capital Rules, banking organizations are required to maintain minimum ratios for Common Equity Tier 1 (CET1 capital), Tier 1 capital (that is, CET1 capital plus additional Tier 1 capital) and Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets. We report our capital adequacy ratios using risk-weighted assets calculated under the standardized approach. Category IV firms such as us and Category III firms are not subject to the advanced approaches capital requirements, whereas Category II firms are subject to the advanced approaches capital requirements under current capital rules, which introduce additional complexities in the methodologies used to calculate risk-weighted assets for purposes of determining capital adequacy ratios.

On July 27, 2023, the U.S. federal bank regulatory agencies issued a notice of proposed rulemaking that would significantly revise U.S. regulatory capital requirements for large banking organizations, including the Company and AENB. The proposed rules would apply a new expanded risk-based approach to calculating risk-based capital ratios, and large banking organizations would be required to calculate their risk-based capital ratios under both (i) the standardized approach and (ii) the expanded risk-based approach and use the lower of the two ratio calculations to determine binding capital constraints under each risk-based capital ratio. The expanded risk-based approach to calculating risk-weighted assets would apply more granular risk-weighting methodologies for credit risk, include a new standardized methodology for operational risk, include new approaches for calculating market and credit valuation adjustment risk and revise the treatment of equity exposures not subject to market risk capital requirements. The new approach to calculating market risk also would apply to calculations under the standardized approach. The methodology for operational risk would include differential treatment of fee and other non-interest revenues as compared to interest income for purposes of determining operational risk-weighted assets. The proposed rules would also include additional credit risk capital requirements for certain “unconditionally cancellable commitments” such as unused portions of committed lines of credit (e.g., credit cards), and would create a proxy methodology to assign capital requirements to credit exposure on products that carry no pre-set spending limits such as charge cards.
Under the proposal, the revisions would become effective on July 1, 2025, subject to a three-year transition period for certain provisions, including phasing in the use of risk-weighted assets under the expanded risk-based approach. While the U.S. federal bank regulatory agencies have solicited comments on the proposal and the rule may not be adopted as proposed, based on a preliminary analysis, we estimate that the increase in our risk-weighted assets under the expanded risk-based approach as currently proposed could consume the capital buffer between our minimum regulatory requirements and our current CET1 risk-based capital ratio. See below for additional information on our minimum CET1 regulatory requirement and “Consolidated Capital Resources and Liquidity — Capital Strategy” under “MD&A” for additional information on our current CET1 risk-based capital ratio. This estimated impact reflects our current understanding of the proposal, the application to our businesses as currently conducted and the current composition of our balance sheet, and therefore does not reflect the impact of any changes we may make in the future as a result of the expanded risk-based approach or otherwise. The ultimate impact will depend on the final rulemaking, future minimum regulatory requirements as well as management decisions regarding our product constructs, capital distributions and target capital levels, and the actual impact of any final rule could materially differ from our current estimate.
In December 2018, federal banking regulators issued a final rule that provides an optional three-year phase-in period for the adverse regulatory capital effects of adopting the Current Expected Credit Loss (CECL) methodology pursuant to new accounting guidance for the recognition of credit losses on certain financial instruments, which became effective January 1, 2020. In August 2020, federal banking regulators issued a final rule that provides an option to delay the estimated impact of the adoption of the CECL methodology on regulatory capital for up to two years, followed by the three-year phase-in period at 25 percent once per year beginning in January 1, 2022. We elected to delay the recognition of $0.7 billion of reduction in regulatory capital from the adoption of the CECL methodology for two years, followed by the three-year phase-in period. As of January 1, 2024, the Company has phased in 75 percent of such amount. See “Critical Accounting Estimates” under “MD&A” for additional information on CECL.
The Company and AENB must each maintain CET1 capital, Tier 1 capital and Total capital ratios of at least 4.5 percent, 6.0 percent and 8.0 percent, respectively. On top of these minimum capital ratios, the Company is subject to a dynamic stress capital buffer (SCB) composed entirely of CET1 capital with a floor of 2.5 percent and AENB is subject to a static 2.5 percent capital conservation buffer (CCB). The SCB equals (i) the difference between a bank holding company’s starting and minimum projected CET1 capital ratios under the supervisory severely adverse scenario under the Federal Reserve’s stress tests described below, plus (ii) one year of planned common stock dividends as a percentage of risk-weighted assets.
On July 27, 2023, the Federal Reserve confirmed the SCB for the Company of 2.5 percent, which remained unchanged from the level announced in August 2022. As a result, the effective minimum ratios for the Company (taking into account the SCB requirement) and AENB (taking into account the CCB requirement) are 7.0 percent, 8.5 percent and 10.5 percent for the CET1 capital, Tier 1 capital and Total capital ratios, respectively. Banking organizations whose ratios of CET1 capital, Tier 1 capital or Total capital to risk-weighted assets are below these effective minimum ratios face constraints on discretionary distributions such as dividends, repurchases and redemptions of capital securities, and executive compensation. A bank holding company’s SCB requirement is effective on October 1 of each year and will remain in effect through September 30 of the following year unless it is reset in connection with resubmission of a capital plan, as discussed below.
Category III firms are also subject to (i) if enacted by the Federal Reserve, a CET1 countercyclical capital buffer requirement of up to an additional 2.5 percent and (ii) a minimum supplementary leverage ratio of 3.0 percent that takes into account both on‐balance sheet and certain off‐balance sheet exposures.

We are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets (as defined for regulatory purposes). All banking organizations are required to maintain a leverage ratio of at least 4.0 percent.
Liquidity Regulation
The Federal Reserve’s enhanced prudential standards rule includes heightened liquidity and overall risk management requirements. The rule requires the maintenance of a liquidity buffer, consisting of highly liquid assets, that is sufficient to meet projected net outflows for 30 days over a range of liquidity stress scenarios, and a minimum liquidity coverage ratio (LCR) that measures a firm’s high-quality liquid assets to its projected net outflows. A second standard provided for in the Basel III liquidity framework, referred to as the net stable funding ratio (NSFR), requires a minimum amount of longer-term funding based on the assets and activities of banking entities. As a Category IV firm with less than $50 billion in weighted short-term wholesale funding, we are not currently subject to a specific LCR or NSFR requirement; however, as described above, we anticipate becoming a Category III firm in 2024. Category III firms and their depository institution subsidiaries are subject to LCR and NSFR requirements but at a reduced level (that is, at 85 percent of the full requirements), unless they have $75 billion or more in weighted short-term wholesale funding, in which case the full requirements would apply. Category II firms and their depository institution subsidiaries are subject to the full requirements of the LCR and NSFR, as well as a requirement to submit a liquidity monitoring report on a daily (rather than monthly) basis.
Proposed Long-Term Debt Requirements
On August 29, 2023, the U.S. federal bank regulatory agencies issued a notice of proposed rulemaking that, if adopted as proposed, would require covered bank holding companies such as the Company to issue and maintain minimum amounts of eligible external long-term debt with specific terms for purposes of absorbing losses or recapitalizing the covered bank holding company and its operating subsidiaries. The notice of proposed rulemaking also proposed requiring certain insured depository institutions that have at least $100 billion in consolidated assets, such as AENB, to maintain minimum amounts of eligible internal long-term debt for purposes of absorbing losses or recapitalizing the insured depository institution.
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
Because the Company is currently a Category IV firm, it is required to participate in the supervisory stress tests every other year and is subject to the Federal Reserve’s supervisory stress tests in 2024. The Company is required to develop and submit to the Federal Reserve an annual capital plan on or before April 5 of each year.
For Category IV firms, the portion of the SCB based on the Federal Reserve’s supervisory stress tests is calculated every other year. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm receives an updated SCB that reflects the firm’s updated planned common stock dividends. A Category IV firm can elect to participate in the supervisory stress test in an “off year” and consequently receive an updated SCB.
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
Category III firms are subject to annual supervisory stress tests, with the SCB calculated each year, and must conduct company‐run stress tests every other year (commonly referred to as Dodd‐Frank Act Stress Tests or “DFASTs”). Category II firms must conduct company-run stress tests on an annual basis rather than every other year.

Dividends and Other Capital Distributions
The Company and TRS, as well as AENB and the Company’s insurance and other regulated subsidiaries, are limited in their ability to pay dividends by statutes, regulations and supervisory policy.
Common stock dividend payments and share repurchases by the Company are subject to the oversight of the Federal Reserve, as described above. The Company will be subject to limitations and restrictions on capital distributions if, among other things, (i) the Company’s regulatory capital ratios do not satisfy applicable minimum requirements and buffers or (ii) the Company is required to resubmit its capital plan.
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
Resolution Planning
Certain bank holding companies are required to submit resolution plans to the Federal Reserve and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. However, Category IV firms are not required to submit a holding company resolution plan, while Category III firms are required to submit a holding company resolution plan every three years.
AENB continues to be required to prepare and provide a separate resolution plan to the FDIC that would enable the FDIC, as receiver, to effectively resolve AENB under the FDIA in the event of failure. Under the FDIC’s rule and its accompanying June 2021 statement on resolution plans for insured depository institutions, insured depository institutions with $100 billion or more in assets, such as AENB, are required to submit resolution plans on a three-year cycle. AENB submitted its most recent resolution plan in December 2022, as required.
On August 29, 2023, the FDIC issued a notice of proposed rulemaking that would require insured depository institutions with $100 billion or more in assets, including AENB, to submit full resolution plans every two years with interim supplements in non-submission years. Under the proposal, resolution plans would be subject to more stringent standards with respect to their assumptions and content, as well as enhanced credibility standards for the FDIC’s evaluation of resolution plans and expanded expectations regarding engagement and capabilities testing.
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
FDIC Deposit Insurance and Insurance Assessments
AENB accepts deposits that are insured by the FDIC up to the applicable limits. Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that would lead to termination of deposit insurance at AENB. The FDIC’s deposit insurance fund is funded by assessments on insured depository institutions, including AENB, which are subject to adjustment by the FDIC. On November 16, 2023, the FDIC adopted a final rule imposing a special assessment to recover the cost associated with protecting uninsured depositors in connection with the failures of two U.S. banks in March 2023. The special assessment will total approximately $53 million for us (which amount was recognized as an expense in the fourth quarter of 2023), and will be paid over eight quarterly assessment periods, with the first quarterly assessment period beginning on January 1, 2024.
Community Reinvestment Act
AENB is subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. AENB is currently designated a “limited purpose bank” under CRA regulations. In October 2023, the U.S. federal bank regulatory agencies adopted a final rule that makes extensive revisions to the CRA regulatory framework, including to the definition of “limited purpose bank,” which could impact AENB and alter its CRA compliance obligations. Certain provisions of the final rule become effective on April 1, 2024, but the majority of the final rule’s operative provisions (including the revisions to the definition of “limited purpose bank”) become effective on January 1, 2026, with additional data collection and reporting requirements becoming effective on January 1, 2027. We are currently evaluating the impact of the final rule but expect that it will increase AENB’s obligations and compliance costs.
Climate Risk Management
The U.S. federal bank regulatory agencies have recently increased their focus on climate risk-related supervision. For example, on October 24, 2023, the U.S. federal bank regulatory agencies issued “Principles for Climate-Related Financial Risk Management for Large Financial Institutions.” The principles would apply to financial institutions with more than $100 billion in total consolidated assets, like the Company and AENB, and are broadly designed to provide a high-level framework for the safe and sound management of exposures to climate-related financial risks consistent with existing U.S. federal bank regulatory agencies’ rules and guidance. The principles outline six key aspects of climate-related financial risk management: governance; policies, procedures and limits; strategic planning; risk management; data, risk measurement and reporting; and scenario analysis. In addition, the principles offer risk assessment guidance for incorporating climate-related financial risks in various traditional risk categories. It is too early to determine what other regulations and policies may be adopted or apply to the Company and AENB and the effect of any such regulations or policies on the Company and AENB.
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
On March 30, 2023, the CFPB adopted a final rule requiring covered financial institutions, such as us, to collect and report data to the CFPB regarding certain small business credit applications. Based on our small business credit transaction volume, we will be required to comply with this rule by October 1, 2024, subject to the outcome of litigation over the final rule.
On October 19, 2023, the CFPB issued a proposed rule on personal financial data rights that the CFPB stated would accelerate a shift toward open banking. The proposed rule would require data providers to provide consumers and consumer-authorized third parties with access to consumers’ financial data free of charge and would also impose requirements on authorized third parties, as well as data aggregators that facilitate access to consumers’ financial data. If the proposed rule is adopted as proposed, it (and other open banking initiatives) has the potential to change the competitive landscape, which would present new challenges and opportunities to our business model.
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

Payments Regulation
Legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through enforcement actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad regulatory regimes for payment systems.
The EU, Australia, Canada and other jurisdictions have focused on interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance. Regulation and other governmental actions relating to pricing or practices could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted and may continue to negatively impact the discount revenue we earn, including as a result of downward pressure on our merchant discount rates from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants, and we have exited our network businesses in the EU and Australia as a result of regulation in those jurisdictions, for example. There is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when we work with cobrand partners and agents in the EU. In a ruling issued on February 7, 2018, the EU Court of Justice confirmed the validity of fee capping and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although the ruling provided only limited guidance as to when or how the provisions might apply in such circumstances and remains subject to differing interpretations by regulators and participants in cobrand arrangements. On August 29, 2023, the Dutch Trade and Industry Appeals Tribunal referred questions to the EU Court of Justice on the interpretation of the application of the interchange fee caps in connection with an administrative proceeding by the Netherlands Authority for Consumers and Markets regarding our cobrand relationship with KLM Royal Dutch Airlines. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU. See “Our business is subject to evolving and comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition” under “Risk Factors.”
In various countries, such as certain Member States in the EU, Australia and Canada (other than in Quebec), merchants are permitted by law to surcharge card purchases. In addition, the laws of a number of states in the United States that prohibit surcharging have been overturned and certain states have passed or are considering laws to permit surcharging by merchants. Surcharging is an adverse customer experience and could have a material adverse effect on us, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business. In addition, other steering or differential acceptance practices that are permitted by regulation in some jurisdictions could also have a material adverse effect on us. See “Surcharging or steering by merchants could materially adversely affect our business and results of operations” under “Risk Factors.”
In some countries, governments have established regulatory regimes that require international card networks to be locally licensed and/or to localize aspects of their operations. For example, the Reserve Bank of India, which has broad power under the Payment and Settlement Systems Act, 2007 to regulate the membership and operations of card networks, issued a mandate requiring payment systems operators in India to store certain payments data locally. In 2021, it imposed restrictions on American Express Banking Corp. from engaging in certain card issuing activities in India, which were lifted in 2022 following significant investment in technology, infrastructure and resources to comply with the regulation. The development and enforcement of these and other similar laws, regulations and policies may adversely affect our ability to compete effectively and maintain and extend our global network.
Privacy, Data Protection, Data Governance, Information Security and Cybersecurity
Regulatory and legislative activity in the areas of privacy, data protection, data governance and information security and cybersecurity continues to increase worldwide. We have established, and continue to maintain, policies and a governance framework to comply with applicable privacy, data protection, data governance and information security and cybersecurity laws and requirements, meet evolving customer and industry expectations and support and enable business innovation and growth; however, our policies and governance framework may be insufficient given the size and complexity of our business and heightened regulatory scrutiny.
Our regulators are increasingly focused on ensuring that our privacy, data protection, data governance and cybersecurity-related policies and practices are adequate to inform customers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to appropriately safeguard their personal information and account access. Regulators are also focused on data management, technology infrastructure and architecture, technology operations, resiliency and business continuity, and third-party risk management policies and practices.

In the United States, certain of our businesses are subject to the privacy, disclosure and safeguarding provisions of the Gramm-Leach-Bliley Act (GLBA) and its implementing regulations and guidance. Among other things, GLBA imposes certain limitations on our ability to share consumers’ nonpublic personal information with nonaffiliated third parties and requires us to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the size and complexity of our business, the nature and scope of our activities and the sensitivity of customer information that we process. We also have expanded privacy-related obligations with respect to California residents who are not covered by GLBA, pursuant to the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020. Various regulators and other U.S. states and territories are considering similar requirements or have adopted laws, rules and regulations pertaining to privacy and/or information security and cybersecurity that may be more stringent and/or expansive than federal requirements.
We are also subject to certain privacy, data protection, data governance and information security and cybersecurity laws in other countries in which we operate (including Member States in the EU, Australia, Canada, China, Japan, Hong Kong, India, Indonesia, Mexico, Singapore, Thailand and the United Kingdom), some of which are more stringent and/or expansive than those in the United States and some of which may conflict with each other. Some jurisdictions have instituted or are considering instituting requirements that make it onerous to transfer personal data to other jurisdictions, and certain countries require in-country data processing and/or in-country storage of data. Compliance with such laws results in higher technology, administrative and other costs for us, could limit our ability to optimize the use of our closed-loop data, and could require use of local technology services. Some of these laws also require us to provide foreign governments and other third parties broader access to our data and intellectual property. Data breach and operational outage notification laws or regulatory activities to encourage such notifications and regulatory activity and laws around resiliency, business continuity and third-party risk management are also becoming more prevalent in jurisdictions outside the United States in which we operate.
The EU General Data Protection Regulation (GDPR) and the equivalent UK GDPR impose legal and compliance obligations on companies that process personal data of individuals in the EU and UK, irrespective of the geographical location of the company, with the potential for significant fines for non-compliance (up to 4 percent of total annual worldwide revenue). These laws include, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to affected individuals and supervisory authorities and restrictions on the cross-border transfers of EU or UK personal data. We rely on a variety of compliant transfer mechanisms to transfer this personal data, including the use of binding corporate rules and standard contractual clauses. In 2023, the EU and UK regulators approved the EU-U.S. Data Privacy Framework and the UK Data Bridge, enabling easier transfers of EU and UK personal data to participating companies in the United States. We are also subject to certain data protection laws in Member States in the EU, which may be more stringent than the EU GDPR. Our data protection programs have become the subject of heightened scrutiny in certain Member States in the EU and we continue to make changes to our privacy practices and data governance to comply with these requirements.
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
In the United States, the majority of AML/CFT requirements are derived from the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the Bank Secrecy Act), as amended by the USA PATRIOT Act of 2001 (the Patriot Act). The Anti-Money Laundering Act of 2020 (the AMLA), enacted in January 2021, amended the Bank Secrecy Act and is intended to comprehensively reform and modernize U.S. AML/CFT laws. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.
In Europe, AML/CFT requirements are largely the result of countries transposing the 5th and 6th EU Anti-Money Laundering Directives (and preceding EU Anti-Money Laundering Directives) into local laws and regulations. Numerous other countries have also enacted or proposed new or enhanced AML/CFT legislation and regulations applicable to American Express.
Among other things, these laws and regulations generally require us to establish AML/CFT programs that meet certain standards, including policies and procedures to collect information from and verify the identities of our customers, and to monitor for and report suspicious transactions, in addition to other information gathering and recordkeeping requirements. Our AML/CFT programs have become the subject of heightened scrutiny in some countries, including certain Member States in the EU. Any errors, failures or delays in complying with AML/CFT laws, perceived deficiencies in our AML/CFT programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activity can give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities, or other enforcement actions.
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
The United States has imposed economic sanctions that affect transactions involving targeted jurisdictions, parties or activities. The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) administers most U.S. sanctions. OFAC regulations prohibit U.S. persons from engaging in financial transactions with or relating to, or other dealings involving, a targeted individual, entity, vessel, government or country without a license or other authorization and require U.S. persons to block property and property interests of parties on OFAC’s Specially Designated Nationals and Blocked Persons List and entities owned 50 percent or more by one or more Specially Designated Nationals. Blocked property (e.g., bank deposits or other financial assets) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Regulatory authorities in other international jurisdictions, such as the United Kingdom and Member States in the EU, administer similar programs to U.S. sanction programs.
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
Our business as a whole has not experienced significant seasonal fluctuations, although network volumes tend to be moderately higher in the fourth quarter than in other quarters. As a result, the amount of Card Member loans and receivables outstanding tend to be moderately higher during that quarter. Additionally, we tend to have a higher proportion of retail-related billed business in the fourth quarter, which on average has a slightly lower merchant discount rate.

ITEM 1A.    RISK FACTORS
This section highlights certain risks that could affect us and our businesses, broadly categorized in accordance with the risk types identified in our Enterprise Risk Management (ERM) Framework: “Strategic & Business, Reputational and Country Risks,” “Operational and Compliance/Legal Risks” and “Market, Funding & Liquidity, Credit and Model Risks.” You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K, including in “Risk Management” under “MD&A,” which describes our approach to identifying, monitoring and managing the risks we assume in conducting our businesses and provides certain quantitative and qualitative disclosures about market risks. The risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Strategic & Business, Reputational and Country Risks
Business and economic conditions are a major driver of our results of operations and difficult conditions in the business and economic environment may materially adversely affect our business.
We offer a broad array of products and services to consumers, small businesses, mid-sized companies and large corporations and thus are very dependent upon the level of consumer and business activity and the demand for payment and financing products. Slow economic growth, economic contraction or shifts in broader consumer and business trends significantly impact customer behaviors, including spending on our cards, the ability and willingness of Card Members to borrow and pay amounts owed to us and demand for fee-based products and services.
Factors such as consumer spending and confidence, household income and housing prices, unemployment rates, business investment and inventory levels, bankruptcies, geopolitical instability, public policy decisions, government spending, international trade relationships, interest rates, taxes, inflation and deflation (including the effects of related governmental responses), energy costs, availability of capital and credit and the lingering impacts of the COVID-19 pandemic all affect the economic environment and, ultimately, our profitability. Additionally, sustained periods of high inflation may, among other things, increase certain of our expenses and erode consumer purchasing power, confidence and spending. An economic downturn or recession may result in higher unemployment and lower household income, consumer spending, corporate earnings and business investment, which may negatively impact spending on our cards and demand for our products, and increase delinquencies and write-off rates.
Travel and entertainment (T&E) expenditures, which comprised approximately 28 percent of our worldwide billed business during 2023, for example, are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Likewise, spending by small business and corporate clients, which comprised approximately 43 percent of our worldwide billed business during 2023, depends in part on the economic environment and a favorable climate for continued business investment and new business formation. Increases in delinquencies and write-off rates as a result of increases in bankruptcies, unemployment rates, changes in customer behaviors or otherwise could also have a material adverse effect on our results of operations. The consequences of negative circumstances impacting us or the economic environment generally can be sudden and severe and can impact customer types and geographies in which we operate in very different ways.
Our business is subject to the effects of geopolitical conditions, weather, natural disasters and other catastrophic events.
Geopolitical conditions, terrorist attacks, military conflicts, natural disasters, severe weather, widespread health emergencies or pandemics, information or cybersecurity incidents (including intrusion into or degradation or unavailability of systems or technology by cyberattacks), operational incidents and other catastrophic events can have a material adverse effect on our business. Political and social conditions, including actions upending geopolitical stability (such as from tensions involving China and the U.S.), fiscal and monetary policies (including developments related to the U.S. federal debt ceiling, budgetary issues and government shutdowns), trade wars and tariffs, labor shortages, regional or domestic hostilities, economic sanctions and the prospect or occurrence of more widespread conflicts could also negatively affect our business, operations and partners, consumer and business spending, including travel patterns and business investment, and demand for credit. Because we derive a portion of our revenues from travel-related spending, our business is sensitive to safety concerns related to travel and tourism, limitations on travel and mobility and health-related risks. In addition, disruptions in air travel and other forms of travel can result in the payment of claims under travel protection products we offer.
The COVID-19 pandemic had widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and consumer and business behaviors. The pandemic and resulting containment measures adversely impacted a significant portion of our network volumes. The global macroeconomic outlook continues to remain uncertain due to a variety of factors, including the emergence of new variants, impacts to the labor market, supply chain disruptions and inflation. The extent to which our business and results of operations may continue to be adversely affected by this macroeconomic uncertainty will depend on numerous evolving factors and future developments, including the continued spread and severity of the virus and new variants; the availability, distribution, use and effectiveness of treatments and vaccines; the extent and duration of lingering effects on the economy, inflation, consumer confidence and consumer and business spending; and the impact on consumers and businesses as forbearance and government support programs end, including the end of the moratorium on student loan repayments.
Several military conflicts are taking place across the world (such as the ongoing Russia-Ukraine and Israel-Hamas wars), which may adversely affect our business, and geopolitical tensions may result in additional conflicts or escalate existing conflicts. Following the Russian invasion of Ukraine, we announced that we suspended business operations in Russia and Belarus and this conflict has led to economic uncertainty and market disruptions, including the imposition of financial and economic sanctions and export controls designed to constrain Russia. The conflict in Israel and surrounding areas has also created economic uncertainty and regional instability, including due to the risk of escalation into a wider regional conflict, and resulted in the imposition of sanctions targeting Hamas-affiliated individuals and entities. The broader consequences of these conflicts remain uncertain, but may include further sanctions, regional instability and geopolitical shifts, increased prevalence and sophistication of cyberattacks, potential retaliatory action against companies such as us, heightened regulatory scrutiny related to sanctions compliance, increased inflation, further increases or fluctuations in commodity and energy prices, decreases in global travel, further disruptions to the global supply chain and other adverse effects on macroeconomic conditions.
Hurricanes and other natural disasters have impacted spending and credit performance in the areas affected. Other disasters or catastrophic events in the future, and the impact of such events on certain industries or the overall economy, could have a negative effect on our business, results of operations and infrastructure, including our technology and systems. Climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events. Card Members in California, Florida, New York, Texas, Georgia and New Jersey account for a significant portion of U.S. consumer and small business billed business and Card Member loans, and our results of operations could be impacted by events or conditions that disproportionately or specifically affect one or more of those states.
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
The competitive value of our closed-loop data and demand for our products and services may also be diminished as traditional and non-traditional competitors use other, new data sources and technologies to derive similar insights and by certain regulations, such as open banking initiatives that are increasingly being promoted by governments and regulators, which may result in disintermediating existing financial services providers, steering customers away from our products and services or decreasing our attractiveness to partners.
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
In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we work with partners such as Delta, Marriott, Hilton and British Airways to offer cobranded cards for consumers and small businesses, and with partners in many industries, including Delta, to offer benefits and rewards to Card Members. See “Partners and Relationships” under “Business” for additional information on our business partnerships, including with Delta.
Competition for relationships with key business partners is very intense and there can be no assurance we will be able to grow or maintain these partner relationships or that they will remain as profitable or valued by our customers. Establishing and retaining attractive cobrand card partnerships is particularly competitive among card issuers and networks as these partnerships typically appeal to high-spending loyal customers. All of our cobrand portfolios in the aggregate accounted for approximately 21 percent of our worldwide network volumes for the year ended December 31, 2023. Card Member loans related to our cobrand portfolios accounted for approximately 36 percent of our worldwide Card Member loans as of December 31, 2023.
Cobrand arrangements are entered into for a fixed period, generally ranging from five to ten years, and will terminate in accordance with their terms, including at the end of the fixed period unless extended or renewed at the option of the parties, or upon early termination as a result of an event of default or otherwise. We face the risk that we could lose partner relationships, even after we have invested significant resources in the relationships. Additionally, partners may make changes to the products and services they offer, which may lower the value of our products, such as the cobranded cards we issue to our customers. We may also choose to not renew certain cobrand relationships. Network volumes could decline and Card Member attrition could increase, in each case, significantly as a result of the termination of one or more cobrand partnership relationships. In addition, some of our cobrand arrangements provide that, upon expiration or termination, the cobrand partner may purchase or designate a third party to purchase the loans generated with respect to such cobranded card portfolio, which could result in the loss of the card accounts and a significant decline in our Card Member loans outstanding.
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
The loss of exclusivity arrangements with business partners, the loss of the partner relationship altogether (whether by non-renewal at the end of the contract period, such as the end of our relationship with Costco in the United States in 2016, or as the result of a merger, legal or regulatory action or otherwise) or the renegotiation of existing partnerships with terms that are significantly worse for us could have a material adverse impact on our business and results of operations. See “Our business is subject to evolving and comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition” above for information on the uncertainty regarding our cobrand and agent relationships in the EU. In addition, any publicity associated with the loss of any of our key business partners could harm our reputation, making it more difficult to attract and retain Card Members and merchants, and could weaken our negotiating position with our remaining and prospective business partners.
Arrangements with our business partners represent a significant portion of our business. We are exposed to risks associated with our business partners, including reputational issues, business slowdowns, bankruptcies, liquidations, restructurings and consolidations, and the possible obligation to make payments to our partners.
Our success is, in many ways, dependent on the success of our partners. From customer acquisition to cobranding arrangements, from participation in our rewards programs to facilitating B2B supplier payments for our corporate clients, we rely on our business partners across many aspects of our company and our arrangements with business partners represent a significant portion of our business. Some of our partners manage certain aspects of our customer relationships, such as our OptBlue partners. To the extent any of our partners fail to effectively promote and support our products, experience a slowdown in their business, operational disruptions, reputational issues or loss of consumer confidence, or are otherwise unable to meet our expectations or those of their other stakeholders, our business may be materially negatively impacted. For example, the operational rights relating to our prepaid reloadable and gift card business are owned by a business partner and the reloadable operations have experienced disruptions and compliance issues that impacted the ability of our prepaid customers to load and use their cards. If such operations are interrupted, suspended, terminated or otherwise experience further issues in the future, it could further negatively impact our customers’

experience, result in additional costs, litigation and regulatory action, and harm our business and reputation. We also face the risk that existing relationships will be renegotiated with less favorable terms for us or that we may be unable to renegotiate on terms that are acceptable to us. In addition, we may be obligated to make or accelerate payments to certain business partners such as cobrand partners upon the occurrence of certain triggering events such as a shortfall in certain performance and revenue levels. If we are not able to effectively manage these triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. See Note 12 to the “Consolidated Financial Statements” for additional information on financial commitments related to agreements with certain cobrand partners.
Similarly, we are exposed to risk from bankruptcies, liquidations, insolvencies, financial distress, restructurings, consolidations, operational outages, cybersecurity incidents and other similar events that may occur in any industry representing a significant portion of our network volumes, which could negatively impact particular card products and services (and volumes generally) and our financial condition and results of operations. We have previously and may in the future pre-purchase loyalty points from certain of our cobrand partners, the value of which may diminish to the extent such partners cease operations or such points become less desirable to our customers. We could also be materially impacted if we were obligated or elected to reimburse Card Members for products and services purchased from merchants that have ceased operations or stopped accepting our cards. For example, we are exposed to credit risk in the airline industry to the extent we protect Card Members against non-delivery of purchases, such as where we have remitted payment to an airline for a Card Member purchase of tickets that have not yet been used or “flown.” If we are unable to collect the amount from the airline, we may bear the loss for the amount credited to the Card Member. At December 31, 2023, our best estimate of the maximum amount of billed business for purchases that had yet to be delivered by, or could be charged back to, merchants was $35.3 billion. This amount assumes all such merchants worldwide cease operations and thus are no longer available to deliver such purchases or to accept such chargebacks, and that all such billed business results in claims-in-full by Card Members. Such a maximum amount has not been indicative of our actual loss exposure in the past and we have not experienced significant losses related to these exposures to date; however, our historical experience may not be representative in the current environment given the current global economic, financial and geopolitical conditions.
For additional information relating to operational risks of our business partners, see “We rely on third-party providers for acquiring and servicing customers, technology, platforms and other services integral to the operations of our businesses. These third parties may act in ways that could materially harm our business” below and for the general risks related to the airline industry, see “Risk Management — Institutional Credit Risk — Exposure to the Airline and Travel Industry” under “MD&A.”
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
Our merchant discount rates have been impacted by regulatory changes affecting competitor pricing in certain international countries and may in the future be impacted by pricing regulation. We have also experienced erosion of our merchant discount rates as we increase merchant acceptance. We may not be successful in significantly expanding merchant acceptance or offsetting rate erosion with volumes at new merchants. In addition, the regulatory environment and differentiated payment models and technologies from non-traditional players in the alternative payments space could pose challenges to our traditional payment model and adversely impact our merchant discount rates. Some merchants, including large tech companies and other large merchants, continue to invest in their own payment and financing solutions, such as proprietary-branded mobile wallets, using both traditional and new technology platforms. If merchants are able to drive broad consumer adoption and usage, it could adversely impact our merchant discount rates and network and loan volumes.
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
In certain countries, such as Australia, Canada (other than in Quebec) and certain Member States in the EU, and in certain states in the United States, merchants are permitted by law to surcharge certain card purchases. In jurisdictions allowing surcharging, we have seen merchant surcharging on American Express cards in certain merchant categories, and in some cases, either the surcharge is greater than that applied to Visa and Mastercard cards or Visa and Mastercard cards are not surcharged at all (practices that are known as differential surcharging), even though there are many cards issued on competing networks that have an equal or greater cost of acceptance for the merchant.

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
We may not be successful in our efforts to promote card usage or attract new Card Members, including through marketing and promotion, merchant acceptance and Card Member rewards and services, or to effectively control the costs of such investments, both of which may materially impact our profitability.
Revenue growth is dependent on increasing consumer and business spending on our cards, growing loan balances and increasing fee revenue. We have been investing in a number of growth initiatives, including to attract new Card Members, retain existing Card Members and capture a greater share of customers’ total spending and borrowings. There can be no assurance that our investments will continue to be effective, particularly as consumer and business behaviors continue to change. In addition, if we develop new products or offers that attract customers looking for short-term incentives rather than incentivize long-term loyalty, Card Member attrition and costs could increase. Increasing spending on our cards also depends on our continued expansion of merchant acceptance of our cards. If we are unable to continue growing merchant acceptance and perceptions of coverage or merchants decide to no longer accept American Express cards, our business could suffer. Expanding our service offerings, adding customer acquisition channels and forming new partnerships or renewing current partnerships could have higher costs than our current arrangements, fail to resonate with customers, adversely impact our merchant discount rates or dilute our brand.
Another way we invest in customer value is through our Membership Rewards program, as well as other Card Member benefits. Any significant change in, or failure by management to reasonably estimate, actual redemptions of Membership Rewards points and associated redemption costs could adversely affect our profitability. We rely on third parties for certain redemption options and may not be able to continue to offer such redemption options in the future, which could diminish the value of the program for our Card Members. Our two largest redemption partners are Amazon and Delta. In addition, many credit card issuers have instituted rewards and cobrand programs and other benefits and services that are similar to ours and may be more attractive. An inability to differentiate our products and services could materially adversely affect us.
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
Our brand and its attributes are key assets, and we believe our continued success depends on our ability to preserve, grow and realize the benefits of the value of our brand. Our ability to attract and retain consumer and small business Card Members and corporate clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, privacy and data protection, management, workplace culture, merchant acceptance, financial condition, response to political and social issues or catastrophic events and other subjective qualities. Negative perceptions or publicity regarding these matters — even if related to seemingly isolated incidents and whether or not factually correct—could erode trust and confidence and damage our reputation among existing and potential Card Members, corporate clients, merchants and partners, which could make it difficult for us to attract new customers and maintain existing ones. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including card practices, regulatory compliance, the use and protection of customer information, conduct by our colleagues and policy engagement, including activities of the American Express Company Political Action Committee, and from actions taken by regulators or others in response thereto. Discussion about such matters in social media channels can also cause rapid, widespread reputational harm to our brand.
Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of or controversy related to a third-party service provider, business partner, merchant acquirer or network partner may be attributed by Card Members and merchants to us, thus damaging our reputation and brand value. Our brand may also be negatively impacted by acceptance of American Express cards by merchants in certain industries, when American Express cards are used for payment for legal, but controversial, products and services or any government inquiries or legislative scrutiny related to card acceptance or usage. The lack of acceptance, suppression of card usage or surcharging by merchants can also negatively impact perceptions of our brand and our products, lower overall transaction volume and increase the attractiveness of other payment products or systems. Adverse developments with respect to our industry, including the creation and implementation of new merchant categories codes, may also negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a corporation with headquarters and operations located in the United States and a brand name referring to the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. These risks to our brand and reputation, as well as other risks described in this Risk Factors section, are heightened by the increasing sophistication and availability of artificial intelligence technology that can assist with the creation of deepfakes and increase the velocity of distribution of disinformation. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our business volumes, revenues and profitability.
We may face increased scrutiny related to our ESG goals and initiatives, which could result in litigation and other adverse consequences. There can be no assurance that we will achieve our ESG goals, which depend in part on third-party performance or data that is outside of our control, or that any such achievements will have the desired results. Further, our ESG goals and the methodologies for reporting may change over time and we may be subject to new legal and regulatory requirements related to ESG matters. Our failure or perceived failure to achieve progress in these areas on a timely basis, if at all, or inaccurate perceptions or misrepresentations of our ESG goals and initiatives could impact our reputation, colleague hiring and retention and public perceptions of our business.
If we are not able to successfully invest in, and compete with respect to, technological developments and new products and services across all our businesses, our revenue and profitability could be materially adversely affected.
Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in technology across all areas of our business, including in transaction processing, data management and analytics, machine learning and artificial intelligence, customer interactions and communications, open banking and alternative payment and financing mechanisms, authentication technologies and digital identification, tokenization, real-time settlement and risk management and compliance systems. Incorporating new technologies into our products and services, including developing the appropriate governance and controls consistent with regulatory expectations, requires substantial expenditures and takes considerable time, and ultimately may not be successful. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, our existing technology.
The process of developing new products and services, enhancing existing products and services and adapting to technological changes and evolving industry standards is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly impede our ability to compete effectively. Adoption by consumers, merchants and other service providers is a key competitive factor and our competitors may develop products, platforms or technologies that become more widely adopted than ours. In addition, we may underestimate the resources needed and overestimate our ability to develop new products and services, particularly beyond our traditional card products and travel-related services. The use of artificial intelligence and machine learning technologies, including generative artificial intelligence, has increased rapidly with increasing complexity and changes in the nature of the technology. Our use of artificial intelligence and machine learning is subject to various risks including the use of personal information, flaws in our models or datasets that may result in biased or inaccurate results, ethical considerations regarding artificial intelligence, and our ability to safely deploy and implement governance and controls for artificial intelligence systems. Additionally, laws and regulations related to automated decision making, artificial intelligence and machine learning are still evolving and there is uncertainty as to new laws and regulations that will be adopted and the application of existing laws and regulations, which may restrict or impose burdensome and costly requirements on our ability to use artificial intelligence and machine learning. Adverse consequences of these risks related to artificial intelligence and machine learning could undermine the decisions, predictions or analysis such technologies produce and subject us to competitive harm, legal liability, heightened regulatory scrutiny and brand or reputational harm.
Our ability to adopt new technologies may be inhibited by the emergence of industry-wide standards, a changing legislative and regulatory environment, an inability to develop appropriate governance and controls, a lack of internal product and engineering expertise, resistance to change from Card Members, merchants or service providers, lack of appropriate change management processes or the complexity of our systems. In addition, our adoption of new technologies and our introduction of new products and services may expose us to new or enhanced risks, particularly in areas where we have less experience or our existing governance and control systems may be insufficient, which could require us to make substantial expenditures or subject us to legal liability, heightened regulatory scrutiny and brand or reputational harm.

We may not be successful in realizing the benefits associated with our acquisitions, strategic alliances, joint ventures and investment activity, and our business and reputation could be materially adversely affected.
We have acquired a number of businesses and have made a number of strategic investments, and continue to evaluate potential transactions. There is no assurance that we will be able to successfully identify suitable candidates, value potential investment or acquisition opportunities accurately, negotiate acceptable terms for those opportunities, or complete proposed acquisitions and investments. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures, including in integrating systems and personnel or further developing the acquired business or technology, result in unanticipated liabilities, including legal claims, violations of laws, commercial disputes and information security vulnerabilities or breaches (including from not integrating the acquired company, business or technology quickly or appropriately, from activities that occurred prior to the acquisition, from inadequate systems or controls of the acquired company, and from exposure to third party relationships of the acquired company or business or new laws and regulations), and harm our business generally. It may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could materially adversely affect our business and operating results, including as a result of write-downs of goodwill and other intangible assets.
Joint ventures, including our joint ventures in China and Switzerland, and minority investments in companies such as GBTG inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment, including as a result of being subject to different laws or regulations. Joint ventures and other partnerships or minority investments operating in foreign jurisdictions may also face risks from adverse regulatory actions, which could adversely affect their operations or our investment. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours and we have been and may in the future be involved in litigation with our joint venture partners and other shareholders and parties related to the joint ventures and investments. We have extensive commercial arrangements with GBTG, including, among other things, a long-term trademark license agreement pursuant to which GBTG uses the American Express brand, GBTG’s support of our partnerships, GBTG negotiations with travel suppliers on our behalf and a strategic relationship between GBTG and our Commercial Services business. Business decisions or other actions or omissions of a joint venture partner, other shareholders or management of our joint ventures and companies in which we have minority investments may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation and brand. In addition, trade secrets and other proprietary information we may provide to a joint venture may become available to third parties beyond our control. The ability to enforce intellectual property and contractual rights to prevent disclosure of our trade secrets and other proprietary information may be limited in certain jurisdictions.
Additionally, from time to time we may decide to divest certain businesses or assets. These divestitures may involve significant uncertainty and execution complexity, which may cause us not to achieve our strategic objectives, realize expected cost savings or obtain other benefits from the divestiture and may result in unexpected losses of colleagues or harm to our brand, customers or other partners. Further, during the pendency of a divestiture, we may be subject to risks such as that the transaction may not close or the business to be divested may decline, and if a divestiture is not completed, we may not be able to find another acquiror on similar terms.
Operational and Compliance/Legal Risks
We may not be able to effectively manage the operational and compliance risks to which we are exposed.
We consider operational risk to be the risk of loss due to, among other things, inadequate or failed processes, people or information systems, or impacts from the external environment (e.g., natural disasters). Operational risk includes, among others, the risk that error or misconduct could result in a material financial misstatement, a failure to monitor a third party’s compliance with regulatory or legal requirements, a failure to adequately monitor and control access to, or use of, data in our systems we grant to third parties or a failure to satisfy our obligations to our customers with respect to our products and services. As processes or organizations are changed or become more complex, we grow in size, new products and services are introduced, such as new lending features, debit products, checking accounts and digital collectibles, or we become subject to more stringent or complicated regulatory requirements, we may not identify or address new operational risks. Through human error, fraud or malfeasance, conduct risk can result in harm to customers, legal liability, fines, sanctions, customer remediation and brand damage.
Compliance risk arises from violations of, or failure to conform or comply with, laws, rules, regulations, internal policies and procedures and ethical standards. We need to continually update and enhance our control environment to address operational and compliance risks. Operational and compliance failures, deficiencies in our control environment or an inability to maintain high standards of business conduct can expose us to reputational and legal risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.

A major information or cybersecurity incident or an increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our products and services.
We and third parties collect, process, transfer, host, store, analyze, retain, provide access to and dispose of account information, payment transaction information, and certain types of personally identifiable and other information pertaining to our customers and colleagues in connection with our cards and other products and in the normal course of our business.
Global financial institutions like us, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), artificial intelligence-assisted deepfake attacks and disinformation campaigns, corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. These threats can arise from external parties, as well as insiders who knowingly or unknowingly engage in or enable malicious cyber activities. There are a number of motivations for cyber threat actors, including criminal activities such as fraud, identity theft and ransom, corporate or nation-state espionage, political agendas, public embarrassment with the intent to cause financial or reputational harm, intent to disrupt information technology systems and supply chains, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Cyber threat actors have increasingly demonstrated advanced capabilities, including the rapid integration of new technology such as advanced forms of artificial intelligence and quantum computing. Cyber threats, including attacks from state sponsored or nation-state actors, can increase during periods of diplomatic or armed conflict, such as the ongoing Russia-Ukraine and Israel-Hamas wars.
Our networks and systems are subject to constant attempts to disrupt our business operations and capture, destroy, manipulate or expose various types of information relating to corporate trade secrets, customer information, including Card Member, travel and loyalty program data, colleague information and other sensitive business information, including acquisition activity, non-public financial results and intellectual property. For example, we and other U.S. financial services providers have been the target of distributed denial-of-service attacks. We develop and maintain systems and processes aimed at detecting and preventing information security and cybersecurity incidents and fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change, new vulnerabilities and exploits are discovered and as efforts to overcome security measures become more sophisticated. In addition, we maintain cyber crisis response procedures and regularly test our procedures to remain prepared and reduce the risk of harm to our business operations, customers and third parties in the event of an information or cybersecurity incident.
Despite our efforts and the efforts of third parties that process, transmit or store our data and data of our customers and colleagues or support our operations, such as service providers, merchants and regulators, the possibility of information, operational and cybersecurity incidents, malicious social engineering, password mismanagement, corporate espionage, fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including quantum computing and the increasing use of platforms that are outside of our network and control environments. For example, we are aware that certain of our third-party service providers have been the victims of ransomware and other cyberattacks, in some instances that affected our data or the services they provide to us. In addition, new products and services, such as checking accounts and non-card lending, may lead to an increase in the number or types of cyber attacks and our exposure to fraud and other malfeasance. Risks associated with such incidents and activities include theft of funds and other monetary loss, disruption of our operations and the unauthorized disclosure, release, gathering, monitoring, misuse, modification, loss or destruction of confidential, proprietary, trade secret or other information (including account data information). An incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Our ability to address incidents may also depend on the timing and nature of assistance that may be provided from relevant governmental or law enforcement agencies.
Information, operational or cybersecurity incidents, fraudulent activity and other actual or perceived failures to maintain confidentiality, integrity, availability of services, privacy and/or security has led to increased regulatory scrutiny and may lead to regulatory investigations and intervention (such as mandatory card reissuance), consent decrees, increased litigation (including class action litigation), response costs (including notification and remediation costs), fines, negative assessments of us and our subsidiaries by banking regulators and rating agencies, reputational and financial damage to our brand, negative impacts to our partner relationships, and reduced usage of our products and services, all of which could have a material adverse impact on our business. The disclosure of sensitive company information could also undermine our competitive advantage and divert management attention and resources.
Successful cyberattacks, data breaches, disruptions or other incidents related to the actual or perceived failures to maintain confidentiality, integrity, data availability, privacy and/or security at other large financial institutions, large retailers, travel and hospitality companies, government agencies or other market participants, whether or not we are impacted, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the financial system in general, which could result in reduced use of our products and services. Such events could also result in legislation and additional regulatory requirements. Although we maintain cyber insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.

The uninterrupted operation of our information systems is critical to our success and a significant disruption could have a material adverse effect on our business and results of operations.
Our information technology systems and those of our third parties upon which we rely, including our transaction authorization, clearing and settlement systems, and data centers, have experienced and may continue to experience service disruptions or degradation, which may result from technology malfunction, sudden increases in processing or other volumes, natural disasters and weather events, fires, accidents, technology change management issues, power outages, internet outages, telecommunications failures, fraud, denial-of-service, ransomware and other cyberattacks, inadequate infrastructure in lesser-developed markets, technology capacity management issues, terrorism, computer viruses, vulnerabilities in hardware or software, physical or electronic break-ins, or similar events. Service disruptions or degradations can prevent access to our online services and account information, compromise or limit access to company or customer data, impede or prevent transaction processing, communications to customers and financial reporting, disrupt ordinary business operations, result in contractual penalties or obligations, trigger regulatory reporting obligations, and lead to regulatory investigations and fines, increased regulatory oversight, and litigation (including class action litigation). Any such service disruption or degradation could adversely affect the perception of the reliability of our products and services and materially adversely affect our overall business, reputation and results of operations.
Our business is subject to evolving and comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition.
We are subject to evolving and comprehensive government regulation and supervision in jurisdictions around the world, which significantly affects our business and requires continual enhancement of our compliance efforts. Supervision efforts and the enforcement of existing laws and regulations impact the scope and profitability of our existing business activities, limit our ability to pursue certain business opportunities and adopt new technologies, compromise our competitive position, and affect our relationships with Card Members, partners, merchants, service providers and other third parties. New laws or regulations could similarly affect our business, increase the costs and complexity of doing business, impact what we are able to charge for, or offer in connection with, our products and services, impose conflicting obligations, and require us to change certain of our business practices and invest significant management attention and resources, all of which could adversely affect our results of operations and financial condition. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the financial services industry. Consequently, a development in one country, state or region may influence regulatory approaches in another.
If we fail to satisfy regulatory requirements or maintain our financial holding company status, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain business activities or acquisitions, which could compromise our competitive position. Additionally, our banking regulators have wide discretion in the examination and the enforcement of applicable banking statutes and regulations and may restrict our ability to engage in certain business activities or acquisitions or require us to maintain more capital. In response to recent bank failures and stress in the banking sector, legislators and regulators have increased their scrutiny of financial institutions and are proposing new measures and regulations, including those related to capital levels, liquidity standards, deposit concentrations and risk management practices, as well as increased deposit assessments. As we continue to grow, we expect to become subject to heightened regulatory expectations and more stringent regulatory requirements, such as becoming a Category III or Category II firm for purposes of the U.S. federal bank regulatory agencies’ enhanced prudential standards, which may increase our compliance costs and adversely affect our business.
Legislators and regulators continue to focus on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa and Mastercard, network routing practices and the fees merchants are charged to accept cards. Even where we are not directly regulated, regulation of bankcard fees significantly negatively impacts the discount revenue derived from our business, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend, or may extend, to certain aspects of our business, such as network and cobrand arrangements, new products or services we may offer, or the terms of card acceptance for merchants, including terms relating to non-discrimination and honor-all-cards. For example, we have exited our network licensing businesses in the EU and Australia as a result of regulation in those jurisdictions. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of payments legislation might apply when we work with cobrand partners and agents in the EU. In a ruling issued on February 7, 2018, the EU Court of Justice confirmed the validity of fee capping and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although the ruling provided only limited guidance as to when or how the provisions might apply in such circumstances and remains subject to differing interpretations by regulators and participants in cobrand arrangements. On August 29, 2023, the Dutch Trade and Industry Appeals Tribunal referred questions to the EU Court of Justice on the interpretation of the application of the interchange fee caps in connection with an administrative proceeding by the Netherlands Authority for Consumers and Markets regarding our cobrand relationship with KLM Royal Dutch Airlines. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU. Legislators and regulators have also increased their focus on limiting fees associated with card and banking products, such as the recent proposed rule by the CFPB related to credit card fees for late payments, which could negatively impact our fee revenue.

Legislators and regulators also continue to focus on consumer protection, including product design and pricing constructs, account management and security, credit bureau reporting, disclosure rules, marketing and debt collection practices. Any new requirements or increased enforcement of existing requirements may result in increased scrutiny of our pricing, underwriting and account management practices, the imposition of fines and customer remediation, higher compliance costs, restrictions on our ability to issue cards, appropriately price for the value of our products or partner with other financial institutions and otherwise result in changes to our business practices, which could materially and adversely impact our revenue growth and profitability.
We are subject to significant supervision and regulation with respect to compliance with AML/CFT laws and sanctions regimes in numerous jurisdictions. As regulators increase their focus in these areas, new technologies such as digital currencies develop, near real-time money movement solutions are adopted, we introduce new products like checking accounts and geopolitical tensions increase, we face increased costs related to oversight, supervision and potential fines. Our AML/CFT programs have become the subject of heightened scrutiny in some countries, including certain Member States in the EU. Any errors, failures or delays in complying with AML/CFT and sanctions laws, perceived deficiencies in our related compliance programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activities or sanctioned persons, entities, governments or countries can give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities, or other enforcement actions, and our reputation may suffer due to our customers’ association with certain countries, persons or entities or the existence of any such transactions.
See “Supervision and Regulation” under “Business” for more information about certain laws and regulations to which we are subject and their impact on us.
Litigation and regulatory actions could subject us to significant fines, penalties, judgments and/or requirements resulting in significantly increased expenses, damage to our reputation and/or a material adverse effect on our business and results of operations.
At any given time, we are involved in a number of legal proceedings, including class action lawsuits, mass arbitrations and similar actions. Many of these actions include claims for substantial compensatory or punitive damages and require us to incur significant costs for legal representation, arbitration fees or other legal or related services. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future, including as a result of possible regulation that would require that our consumer arbitration clause not apply to cases filed in court as class actions, and claims of the type we previously arbitrated could be subject to the complexities, risks and costs associated with class action cases. The continued focus of merchants on issues relating to the acceptance of various forms of payment may lead to additional litigation and other legal actions. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur from litigation.
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
We are also involved at any given time with governmental and regulatory inquiries, investigations and proceedings. Regulatory scrutiny has continued to increase in a number of areas, and regulatory action could subject us to significant fines, penalties or other requirements resulting in Card Member reimbursements, increased expenses, limitations or conditions on our business activities, and damage to our reputation and our brand, all of which could materially adversely affect our business and results of operations. For example, as previously disclosed and described in more detail in Note 12 to the “Consolidated Financial Statements,” we are cooperating with governmental investigations related to certain of our historical sales practices and have already paid a civil money penalty pursuant to a settlement with the OCC with respect to its investigation. Other investigations of our historical sales practices are ongoing.
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
We have experienced in certain limited circumstances and may continue to experience disruptions or other events at our third parties or our third parties’ service providers, including their failure to fulfill their obligations and the information, cybersecurity and operational incidents described above. Such disruptions could interrupt or compromise the quality of our services to customers, impact the confidentiality, integrity, availability and security of our data, lead to fraudulent transactions on our cards or other products, impact our business, cause brand or reputational damage, and lead to costs associated with responding to such a disruption, including notification and remediation costs, costs to switch service providers or move operations in house, regulatory investigations and fines and increased regulatory oversight and litigation. Third parties may also act in other ways that are inconsistent with our interests or contrary to our strategic or technological initiatives, such as ceasing to provide data to us or using our data in a way that was not authorized or diminishes the value of the transaction data we receive through our integrated payments platform.
The management and oversight of an increasing number of third parties increases our operational complexity and governance challenges and decreases our control. Additionally, third-party oversight and practices related to third parties such as outsourcing have become subject to heightened regulatory scrutiny both in the United States and internationally. A failure to exercise adequate oversight over third parties, including compliance with service level agreements or regulatory or legal requirements, could result in regulatory actions, fines, litigation, sanctions or economic and reputational harm to us. In addition, we may not be able to effectively monitor or mitigate operational risks relating to our third-party providers’ service providers. We are also exposed to the risk that a service disruption at a service provider common to our third parties could impede their ability to provide services to us. Notwithstanding any attempts to diversify our reliance on third parties, in certain cases there may be limited alternatives or high costs for diversification, and we also may not be able to effectively mitigate operational risks relating to the service providers of our third-party providers.
Our success is dependent on maintaining a culture of integrity and respect, the resilience of our colleagues through changes in the working environment, and upon our executive officers and other key personnel, and misconduct by or loss of personnel could materially adversely affect our business.
We rely upon our colleagues not only for business success, but also to act with integrity and promote a culture of respect. To the extent our colleagues behave in a manner that does not comport with our company’s values, the consequences to our brand and reputation could be severe and could negatively affect our financial condition and results of operations. The changing nature of the office environment, such as changes in the prevalence of remote and hybrid working and expectations regarding such arrangements, may result in increased costs and present operational and workplace culture challenges and difficulties in attracting, developing and retaining personnel that may also adversely affect our business.
The market for qualified, highly motivated individuals with diverse perspectives and reflecting the diversity of our communities is highly competitive, with elevated levels of turnover in recent years, and we may not be able to attract and retain such individuals. We have and may continue to experience increased costs related to compensation and other benefits necessary to attract and retain such individuals, however the compensation and benefits we offer may still be viewed as less favorable than that offered by our competitors. Changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations or other changes in the legal or regulatory environment can also impair our ability to attract and retain qualified personnel, or to employ colleagues in the location(s) of our choice. Our compensation practices are subject to review and oversight by the Federal Reserve and the compensation practices of AENB are subject to review and oversight by the OCC. This regulatory review and oversight could further affect our ability to attract and retain our executive officers and other key personnel. Our inability to attract, develop and retain highly skilled, motivated and diverse personnel could materially adversely affect our business and our culture.
Regulation in the areas of privacy, data protection, data governance, resiliency, data transfer, third party oversight, account access, artificial intelligence and machine learning and information security and cybersecurity could increase our costs and affect or limit our business opportunities and how we collect and/or use personal information.
Legislators and regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, data protection, data governance, resiliency, data transfer, third party oversight, account access, artificial intelligence and machine learning and information security and cybersecurity laws, including data localization, authentication and notification laws. As such laws are interpreted and applied (in some cases, with significant differences or conflicting requirements across jurisdictions), compliance and technology costs will continue to increase, particularly in the context of ensuring that adequate data governance, data management, data protection, incident management, resiliency, third party management, data transfer, security controls, account access mechanisms and controls related to artificial intelligence and machine learning are in place.
Compliance with current or future privacy, data protection, data governance, resiliency, data transfer, third party oversight, account access, artificial intelligence and machine learning and information security and cybersecurity laws could significantly impact our collection, use, sharing, retention and safeguarding of consumer and/or colleague information and could restrict our ability to fully maximize our closed-loop capability or provide certain products and services or work with certain service providers, which could materially and adversely affect our profitability. Our failure to comply with such laws or to maintain sufficient governance and control structures could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our cards and damage to our reputation and our brand. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information security and cybersecurity in the United States, the EU and various other countries in which we operate and our data protection and governance programs have become the subject of heightened scrutiny.
For more information on regulatory and legislative activity in this area, see “Supervision and Regulation — Privacy, Data Protection, Data Governance, Information Security and Cybersecurity” under “Business.”
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
Legislative action or inaction in the countries in which we have operations could increase our effective tax rate. For example, new guidelines issued by the Organization for Economic Cooperation and Development (OECD) will impact how multinational enterprises (MNEs) are taxed on their global profits. In particular, the OECD’s guidelines on a global minimum tax of 15 percent will impact the effective tax rate for many MNEs. Several countries are beginning to implement these minimum tax guidelines, with effectiveness commencing in 2024, and if all OECD member countries were to implement these minimum tax guidelines in their current form, we expect that it would result in a significant increase to our effective tax rate. In addition to legislative changes, actions by tax authorities, including an increase in tax audit activity, could have an adverse impact on our tax liabilities.
Jurisdictions may also make changes related to the tax treatment of card transactions, such as imposing taxes on Card Member rewards, which could decrease the value we provide to customers and adversely impact our business.
Our operations, business, customers and partners could be adversely affected by climate change.
There are increasing and rapidly evolving concerns over the risks of climate change and related environmental sustainability matters. We face physical risks related to climate change, including rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters. Such events and disasters could disrupt our operations or the operations of customers or third parties on which we rely and could result in market volatility or negatively impact our customers’ spending behaviors or ability to pay outstanding loans. Additionally, we may face risks related to the transition to a low-carbon economy. Changes in consumer preferences, travel patterns and legal requirements could impact our revenues or expenses or otherwise adversely affect our business, our customers and partners. We and other parties in our value chain are expected to be subject to additional climate and other environmental-related obligations arising from legislation and regulation in the United States and abroad, including those that may impose inconsistent or conflicting requirements. Banking regulators and other governmental authorities and stakeholders are increasingly focused on the issue of climate risk at financial institutions, and several of the U.S. federal bank regulatory agencies have issued principles designed to provide a framework for the management of climate-related risks. Legislators and regulators have begun to mandate, or are considering mandating, disclosure of additional climate-related information by companies, even as the availability and quality of such information remains limited. We could also be required to change our business and management practices and experience increased expenses resulting from strategic planning, litigation and changes to our technology, operations, products and services, as well as reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced stakeholder confidence, due to our response to climate change and our efforts relating to the Advancing Climate Solutions pillar of our ESG strategy. Our risk management framework may not be effective in identifying, measuring and controlling our exposure to climate-related risks, particularly given that the timing, nature and severity of the impacts of climate change may not be predictable.
Market, Funding & Liquidity, Credit and Model Risks
Our risk management policies and procedures, including our use of models to manage risk, may not be effective.
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
Management of our risks in some cases depends upon the use of analytical and/or forecasting models. Although we have a governance framework for model development and independent model validation, the modeling methodology or key assumptions could be erroneous or the models could be misused. In addition, issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, could result in ineffective or inaccurate model outputs and reports. For example, models based on historical data sets might not be accurate predictors of future outcomes, such as because of changes in the credit profile of our Card Members, and they may not be able to predict future outcomes. Our models also may not be able to function properly in the current geopolitical and macroeconomic environment given the lack of recent precedent. The CECL methodology requires measurement of expected credit losses for the estimated life of certain financial instruments, not only based on historical experience and current conditions, but also by including forecasts incorporating forward-looking information. If our business decisions or estimates for credit losses are based on incorrect or misused models and assumptions or we fail to manage data inputs effectively and to aggregate or analyze data in an accurate and timely manner, our results of operations and financial condition may be materially adversely affected.
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
We rely principally on the customer’s creditworthiness for repayment of loans or receivables and therefore often have no other recourse for collection. Our ability to assess creditworthiness may be impaired as a result of changes in our underwriting practices or if the criteria or models we use to manage our credit risk prove inaccurate in predicting future losses, which could have a negative impact on our results of operations. This may be exacerbated to the extent information we have historically relied upon to make credit decisions does not accurately portray a customer’s creditworthiness, including as a result of the current high rates of inflation and economic slowdown. Further, our pricing strategies, particularly for new lending features and non-card lending products, may not offset the negative impact on profitability caused by increases in delinquencies and losses; thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. Although we make estimates to provide for credit losses in our outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information we use in managing our credit risk may be inaccurate or incomplete.
We have experienced higher delinquency and write-off rates for the year ended December 31, 2023, as compared to the year ended December 31, 2022, and such rates are expected to continue to increase. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for credit losses. Higher write-off rates and the resulting increase in our reserves for credit losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.
Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk or collect amounts owed to us may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, minimum payment regulations and re-age guidance). Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic conditions (particularly in the United States where, for example, U.S. Card Members were responsible for approximately 87 percent of our total Card Member loans outstanding as of December 31, 2023), increases in the level of loan balances, changes in our mix of business or otherwise, could require us to increase our provisions for losses and could have a material adverse effect on our results of operations and financial condition.
Interest rate changes could materially adversely affect our earnings.
Our interest expense was approximately $6.8 billion for the year ended December 31, 2023. If the rate of interest we pay on our borrowings increases more or decreases less than the rate of interest we earn on our loans, our net interest yield, and consequently our net interest income, could decrease. We expect the rates we pay on our deposits will change as benchmark interest rates change. For example, the Federal Reserve and other central banks have raised interest rates in response to heightened inflationary pressures. In addition, interest rate changes may affect customer behavior, such as impacting the loan balances Card Members carry on their credit cards or their ability to make payments as higher interest rates lead to higher payment requirements, further impacting our results of operations. For a further discussion of our interest rate risk, see “Risk Management ― Market Risk Management Process” under “MD&A.”
We are subject to capital adequacy and liquidity rules, and if we fail to meet these rules, our business would be materially adversely affected.
Failure to meet current or future capital or liquidity requirements could compromise our competitive position and could result in restrictions imposed by the Federal Reserve, or the OCC with respect to AENB, including limiting our ability to pay dividends, repurchase our capital stock, invest in our business, expand our business or engage in acquisitions. Some elements of the capital and liquidity regimes are not yet final and certain developments could significantly impact the requirements applicable to financial institutions. For example, if the capital rule proposal by the U.S. federal bank regulatory agencies is adopted as proposed, it would result in significantly higher regulatory capital requirements for us, as discussed in “Supervision and Regulation — Capital and Liquidity Regulation” under “Business”. The U.S. federal bank regulatory agencies have also issued a proposed rule that would require us and AENB to issue and/or maintain minimum amounts of eligible long-term debt with specific terms. In addition, it may be necessary for us to hold additional capital because of an increase in the SCB requirement based on results from a supervisory stress test.
Compliance with capital adequacy and liquidity rules requires a material investment of resources. An inability to meet regulatory expectations regarding our compliance with applicable capital adequacy and liquidity rules may also negatively impact the assessment of us and AENB by federal banking regulators. Additionally, changes in our regulatory tailoring category, such as becoming a Category III or Category II firm, would subject us to more stringent capital and liquidity requirements.
For more information on capital adequacy requirements, see “Supervision and Regulation — Capital and Liquidity Regulation” under “Business.”
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
We rely on dividends from our subsidiaries for liquidity, and such dividends may be limited by law, regulation or supervisory policy. For example, AENB is subject to various statutory and regulatory limitations on its declaration and payment of dividends. These limitations may hinder our ability to access funds we may need to make payments on our obligations, make dividend payments or otherwise achieve strategic objectives.
Any future reduction or elimination of our common stock dividend or share repurchase program could adversely affect the market price of our common stock and market perceptions of American Express. For more information on bank holding company and depository institution dividend restrictions, see “Supervision and Regulation — Stress Testing and Capital Planning” and “— Dividends and Other Capital Distributions” under “Business,” as well as “Consolidated Capital Resources and Liquidity — Dividends and Share Repurchases” under “MD&A” and Note 22 to the “Consolidated Financial Statements.”
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
During 2023, approximately 22 percent of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and accordingly the revenue we generate outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar, which could have a material adverse effect on our results of operations.
Foreign exchange regulations or capital controls might restrict or prohibit the conversion of other currencies into U.S. dollars or our ability to transfer them. Political and economic conditions in other countries could also cause fluctuations in the values of their currencies, such as the devaluation of the Argentinian peso, and impact the availability of foreign exchange for the payment to us by the local card issuer for obligations arising out of local Card Members’ spending outside such country and for the payment by Card Members who are billed in a currency other than their local currency. Substantial and sudden devaluation of local Card Members’ currency can also affect their ability to make payments to the local issuer of the card in connection with spending outside the local country. The occurrence of any of these circumstances could further impact our results of operations.
An inability to accept or maintain deposits due to market demand or regulatory constraints could materially adversely affect our liquidity position and our ability to fund our business.
Our U.S. bank subsidiary, AENB, accepts deposits and uses the proceeds as a source of funding, with our direct retail deposits becoming a larger proportion of our funding over time. We continue to face strong competition with regard to deposits, and pricing and product changes may adversely affect our ability to attract and retain cost-effective deposit balances. To the extent we offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted. Additionally, a decrease in confidence in the soundness of us or in the banking sector more broadly, such as following the occurrence of bank failures, or in the level of insurance available on deposits may cause rapid deposit withdrawals or an unwillingness to maintain deposits with us, which could materially adversely affect us and our ability to fund our business. The use of social media and similar channels has the potential to intensify and accelerate such a decrease in confidence in soundness.
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
Market risk includes the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact our financial condition. We have experienced realized and unrealized losses in our Amex Ventures equity investments and may experience further losses in the future. As of December 31, 2023, we held approximately $2.2 billion of investment securities, primarily consisting of debt securities, and equity investments, including certain equity method investments, totaling approximately $2.0 billion. Negative market conditions, changes in valuations or increases in default rates or bankruptcies with respect to these investments, due to economic conditions, business performance or otherwise, could have a material adverse impact on the value of our investments, potentially resulting in impairment charges. Defaults, threats of defaults or economic disruptions, even in countries or territories in which we do not have material investment exposure, conduct business or have operations, could adversely affect us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY
We maintain an information security and cybersecurity program and a cybersecurity governance framework that are designed to protect our information systems against operational risks related to cybersecurity.
Cybersecurity Risk Management and Strategy
We define information security and cybersecurity risk as the risk that the confidentiality, integrity or availability of our information and information systems are impacted by unauthorized or unintended access, use, disclosure, disruption, modification or destruction. Information security and cybersecurity risk is an operational risk that is measured and managed as part of our operational risk framework. Operational risk is incorporated into our comprehensive Enterprise Risk Management (ERM) program, which we use to identify, aggregate, monitor, report and manage risks. For more information on our ERM program, see “Risk Management” under “MD&A.”
Our Technology Risk and Information Security (TRIS) program, which is our enterprise information security and cybersecurity program incorporated in our ERM program and led by our Chief Information Security Officer (CISO), is designed to (i) ensure the security, confidentiality, integrity and availability of our information and information systems; (ii) protect against any anticipated threats or hazards to the security, confidentiality, integrity or availability of such information and information systems; and (iii) protect against unauthorized access to or use of such information or information systems that could result in substantial harm or inconvenience to us, our colleagues or our customers. The TRIS program is built upon a foundation of advanced security technology, employs a highly trained team of experts and is designed to operate in alignment with global regulatory requirements. The program deploys multiple layers of controls, including embedding security into our technology investments, designed to identify, protect, detect, respond to and recover from information security and cybersecurity incidents. Those controls are measured and monitored by a combination of subject matter experts and a security operations center with integrated cyber detection, response and recovery capabilities. The TRIS program includes our Enterprise Incident Response Program, which manages information security incidents involving compromises of sensitive information, and our Cyber Crisis Response Plan, which provides a documented framework for handling high-severity security incidents and facilitates coordination across multiple parts of the Company to manage response efforts. We also routinely perform simulations and drills at both a technical and management level, and our colleagues receive annual cybersecurity awareness training.
In addition, we incorporate reviews by our Internal Audit Group and external expertise in our TRIS program, including an independent third-party assessment of our cybersecurity measures and controls and a third-party cyber maturity assessment of our TRIS program against the Cyber Risk Institute Profile standards for the financial sector. We also invest in threat intelligence, collaborate with our peers in areas of threat intelligence, vulnerability management, incident response and drills, and are active participants in industry and government forums.
Cybersecurity risks related to third parties are managed as part of our Third Party Management Policy, which sets forth the procurement, risk management and contracting framework for managing third-party relationships commensurate with their risk and complexity. Our Third Party Lifecycle Management (TLM) program sets guidelines for identifying, measuring, monitoring, and reporting the risks associated with third parties through the life cycle of the relationships, which includes planning, due diligence and third-party selection, contracting, ongoing monitoring and termination. Our TLM program includes the identification of third parties with risks related to information security. Third parties that access, process, collect, share, create, store, transmit or destroy our information or have access to our systems may have additional security requirements depending on the levels of risk, such as enhanced risk assessments and monitoring, and additional contractual controls.
While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive and, similar to other global financial institutions, we, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyber attacks. We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader financial services cybersecurity ecosystem. For more information on risks to us from cybersecurity threats, see “A major information or cybersecurity incident or an increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our products and services.” under “Risk Factors.”

Cybersecurity Governance
Under our cybersecurity governance framework, our Board and our Risk Committee are primarily responsible for overseeing and governing the development, implementation and maintenance of our TRIS program, with the Board designating our Risk Committee to provide oversight and governance of technology and cybersecurity risks. Our Board receives an update on cybersecurity at least once a year from our CISO or their designee. Our Risk Committee receives reports on cybersecurity at least twice a year, including in at least one joint meeting with our Audit and Compliance Committee, and our Board and these committees all receive ad hoc updates as needed. In addition, our Risk Committee annually approves our TRIS program.
We have multiple internal management committees that are responsible for the oversight of cybersecurity risk. Our Operational Risk Management Committee (ORMC), chaired by our Chief Operational Risk Officer, provides oversight and governance for our information security risk management activities, including those related to cybersecurity. This includes efforts to identify, measure, manage, monitor and report information security risks associated with our information and information systems and potential impacts to the American Express brand. The ORMC escalates risks to our Enterprise Risk Management Committee (ERMC), chaired by our Chief Risk Officer, or our Board based on the escalation criteria provided in our enterprise-wide risk appetite framework. Members of management with cybersecurity oversight responsibilities are informed about cybersecurity risks and incidents through a number of channels, including periodic and annual reports, with the annual report also provided to our Risk Committee, the ORMC and ERMC.
Our CISO leads the strategy, engineering and operations of cybersecurity across the Company and is responsible for providing annual updates to our Board, the ERMC and the ORMC on our TRIS program, as well as ad hoc updates on information security and cybersecurity matters. Our current CISO has held a series of roles in telecommunications, networking and information security at American Express, including promotion to the CISO role in 2013 and the addition of responsibility for technology risk management in 2023. Prior to joining American Express, our current CISO served in a variety of technology leadership roles at a public pharmaceutical and biotechnology company for 14 years. Our CISO reports to the Chief Information Officer, information about whom is included in “Information About Our Executive Officers” under “Business.”
For more information on our risk governance structure, see “Risk Management — Governance” and “Risk Management —Operational Risk Management Process” under “MD&A.”

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
Other owned or leased principal locations include American Express offices in Phoenix, Arizona, Sunrise, Florida, Gurgaon and Bangalore, India, Manila, Philippines, Brighton, England, Tokyo, Japan, Kuala Lumpur, Malaysia, Rome, Italy and Sydney, Australia; the American Express data centers in Phoenix, Arizona and Greensboro, North Carolina; the headquarters for AENB in Sandy, Utah; the headquarters for American Express Services Europe Limited in London, England; the headquarters for American Express Europe, S.A. in Madrid, Spain; the headquarters for Amex Bank of Canada and Amex Canada Inc. in Toronto, Ontario, Canada; and the headquarters for American Express Company (Mexico) S.A. de C.V. in Mexico City, Mexico. We also lease and operate multiple lounges as a benefit for our Card Members, including in major U.S. and global hub airports.
ITEM 3.    LEGAL PROCEEDINGS
Refer to Note 12 to the “Consolidated Financial Statements,” which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2023, we had 17,300 common shareholders of record. You can find dividend information concerning our common stock in the Consolidated Statements of Shareholders’ Equity in the “Consolidated Financial Statements.” For information on dividend restrictions, see “Supervision and Regulation — Dividends and Other Capital Distributions” under “Business” and Note 22 to the “Consolidated Financial Statements.” You can find information on securities authorized for issuance under our equity compensation plans under the caption “Executive Compensation — Equity Compensation Plans” to be contained in our definitive 2024 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on May 6, 2024. The information to be found under such caption is incorporated herein by reference. Our definitive 2024 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2024 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).
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
The following graph compares the cumulative total shareholder return on our common shares with the total return on the S&P 500 Index and the S&P Financial Index for the last five years. It shows the growth of a $100 investment on December 31, 2018, including the reinvestment of all dividends.

Year-end Data	2018	2019	2020	2021	2022	2023
American Express	$100.00	$132.52	$131.00	$179.32	$164.02	$211.08
S&P 500 Index	$100.00	$131.47	$155.65	$200.29	$163.98	$207.04
S&P Financial Index	$100.00	$132.09	$129.77	$175.02	$156.52	$175.46

(b)    Not applicable.
(c)    Issuer Purchases of Securities
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended December 31, 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(d)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2023
Repurchase program(a)	1,056,705	$143.46	1,056,705	103,744,000
Employee transactions(b)	14,403	$142.55	N/A	N/A
November 1-30, 2023
Repurchase program(a)	3,923,088	$158.36	3,923,088	99,820,912
Employee transactions(b)	—	$—	N/A	N/A
December 1-31, 2023
Repurchase program(a)	740,155	$171.63	740,155	99,080,757
Employee transactions(b)	—	$—	N/A	N/A
Total
Repurchase program(a)	5,719,948	$157.33	5,719,948	99,080,757
Employee transactions(b)	14,403	$142.55	N/A	N/A
(a)On March 8, 2023, the Board of Directors authorized the repurchase of up to 120 million common shares from time to time, subject to market conditions and in accordance with our capital plans. This authorization replaced the prior repurchase authorization. See “Consolidated Capital Resources and Liquidity” under “MD&A” for additional information regarding share repurchases.
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
•Service fees and other revenue, primarily represent service fees earned from merchants and other customers, travel commissions and fees, Card Member delinquency fees, foreign currency-related fees charged to Card Members, and income (losses) from our investments in which we have significant influence; and
•Processed revenue, primarily represents revenues related to network partnership agreements, comprising royalties, fees and amounts earned for facilitating transactions on cards issued by network partners.
Refer to the “Glossary of Selected Terminology” below for the definitions of certain key terms and related information appearing within this Form 10-K.
NON-GAAP MEASURES
We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this report constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.

TABLE 1: SUMMARY OF FINANCIAL PERFORMANCE

Years Ended December 31,				Change		Change
(Millions, except percentages, per share amounts and where indicated)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Selected Income Statement Data
Total revenues net of interest expense	$60,515	$52,862	$42,380	$7,653	14%	$10,482	25%
Provisions for credit losses	4,923	2,182	(1,419)	2,741	#	3,601	#
Total expenses	45,079	41,095	33,110	3,984	10	7,985	24
Pretax income	10,513	9,585	10,689	928	10	(1,104)	(10)
Income tax provision	2,139	2,071	2,629	68	3	(558)	(21)
Net income	8,374	7,514	8,060	860	11	(546)	(7)
Earnings per common share — diluted (a)	$11.21	$9.85	$10.02	$1.36	14%	$(0.17)	(2)%

Selected Balance Sheet Data
Cash and cash equivalents	$46,596	$33,914	$22,028	$12,682	37%	$11,886	54%
Card Member receivables	60,411	57,613	53,645	2,798	5	3,968	7
Card Member loans	125,995	107,964	88,562	18,031	17	19,402	22
Customer deposits	129,144	110,239	84,382	18,905	17	25,857	31
Long-term debt	$47,866	$42,573	$38,675	$5,293	12%	$3,898	10%

Common Share Statistics (b)
Cash dividends declared per common share	$2.40	$2.08	$1.72	$0.32	15%	$0.36	21%
Average common shares outstanding:
Basic	735	751	789	(16)	(2)%	(38)	(5)%
Diluted	736	752	790	(16)	(2)%	(38)	(5)%

Selected Metrics and Ratios
Network volumes (Billions)	$1,680.1	$1,552.8	$1,284.2	$127	8%	$269	21%
Billed business (Billions)	$1,459.6	$1,338.3	$1,089.8	$121	9%	$249	23%
Card Member loans and receivables
Net write-off rate — principal, interest and fees (c)	2.0%	1.0%	0.8%
Net write-off rate — principal only - consumer and small business (c)(d)	1.8%	0.9%	0.7%
30+ days past due as a % of total - consumer and small business (e)	1.3%	1.1%	0.7%
Effective tax rate	20.3%	21.6%	24.6%
Return on average equity (f)	31.5%	32.3%	33.7%
Common Equity Tier 1	10.5%	10.3%	10.5%
# Denotes a variance of 100 percent or more
(a)Represents net income, less (i) earnings allocated to participating share awards of $64 million, $57 million and $56 million for the years ended December 31, 2023, 2022 and 2021, respectively, (ii) dividends on preferred shares of $58 million, $57 million and $71 million for the years ended December 31, 2023, 2022 and 2021, respectively, and (iii) equity-related adjustments of $16 million related to the redemption of preferred shares for the year ended December 31, 2021. Refer to Note 16 and Note 21 to the “Consolidated Financial Statements” for further details on preferred shares and earnings per common share (EPS), respectively.
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
(d)A net write-off rate based on principal losses only is not available for corporate receivables due to system constraints.
(e)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Refer to Table 12 for 90+ days past billing metrics for corporate receivables.
(f)Return on average equity (ROE) is calculated by dividing (i) net income for the period by (ii) average shareholders’ equity for the period.

BUSINESS ENVIRONMENT
Our results for the year reflect the engagement and loyalty of our customers, the success of the investments we have made to refresh and expand our product offerings and our focus on effective risk management and expense discipline. The successful execution of our growth strategy, along with the strength of our premium customer base and differentiated business model, drove net income of $8.4 billion, or $11.21 per share, compared with net income of $7.5 billion, or $9.85 per share, a year ago.
Billed business, the most significant driver of our financial results, increased 9 percent year-over-year. Billed business growth was particularly strong in the first quarter, in part reflecting the negative impacts of the Omicron variant in the prior year, with a softer spend environment towards the end of the year. Goods & Services (G&S) spend increased 6 percent year-over-year. T&E spend grew by 19 percent on a full-year basis, reflecting ongoing demand from our premium customers, while airline spend growth slowed sequentially in the fourth quarter. USCS billed business grew by 10 percent year-over-year, with the largest portion of this growth coming from our Millennial and Gen-Z Card Members. ICS billed business grew by 17 percent year-over-year, driven by continued growth in spend across all regions and customer types outside the United States. CS billed business grew by 3 percent on a year-over-year basis, reflecting the continued modest growth from U.S. SME Card Members and decelerating growth for U.S. large and global corporate clients.
Total revenues net of interest expense increased 14 percent year-over-year, reflecting growth in all our revenue lines. The growth in billed business drove a 9 percent increase in Discount revenue, our largest revenue line. Net card fees increased 20 percent year-over-year, reflecting the high levels of new card acquisition and Card Member retention, as well as our cycle of product refreshes. Service fees and other revenues increased 11 percent year-over-year, driven in part by higher travel-related revenues. Net interest income increased 33 percent versus the prior year, primarily reflecting growth in our revolving loan balances, which moderated over the course of the year, as well as net yield expansion versus the prior year.
Total loans and Card Member receivables increased 13 percent year-over-year, as our Card Members continue to spend and rebuild balances. Provisions for credit losses increased, primarily driven by higher net write-offs and a higher net reserve build in the current year, reflecting the growth in total loans and higher delinquencies. Net write-off and delinquency rates remained best-in-class, supported by our premium global customer base, our strong focus on risk management and disciplined growth strategy.
Card Member rewards, Card Member services and Business development expenses are generally correlated to volumes or are variable based on usage and increased year-over-year primarily due to the growth in billed business and higher usage of travel-related benefits. Marketing expense decreased 4 percent year-over-year, primarily driven by lower levels of spend on customer acquisition. Operating expenses increased 8 percent year-over-year, primarily driven by higher compensation expense and technology costs to support business growth. We remain focused on driving marketing and operating expense efficiencies, while continuing to increase investments in our growth strategy.
During the year, we maintained our capital ratios within our current target range of 10 to 11 percent and returned $5.3 billion of capital to our shareholders in the form of share repurchases and common stock dividends. We plan to continue to return to shareholders the excess capital we generate while managing our CET1 capital ratio within our target range and supporting balance sheet growth. We also expect to increase the regular quarterly dividend on common shares outstanding by 17 percent beginning with the first quarter 2024 dividend declaration. Our robust capital, funding and liquidity positions provide us with significant flexibility to maintain a strong balance sheet.
On January 16, 2024, we announced that we signed an agreement to sell fraud prevention solutions provider Accertify Inc., a wholly owned subsidiary we acquired in 2010, and whose operations are reported within the GMNS segment. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2024. Upon closing, we expect to recognize a sizeable pre-tax gain, which will be recorded as a reduction to Other expense and is expected to be substantially reinvested back into our business.
Our performance continues to give us confidence in our business model and while we recognize the uncertainty of the geopolitical and macroeconomic environment, we remain committed to executing on our strategy to deliver sustainable and profitable long-term growth.
See “Supervision and Regulation” under “Business” for information on legislative and regulatory changes that could have a material adverse effect on our results of operations and financial condition and “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for information on potential impacts of macroeconomic, geopolitical and competitive conditions and certain litigation and regulatory matters on our business.

CONSOLIDATED RESULTS OF OPERATIONS
The discussions in the “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the year ended December 31, 2023 compared to the year ended December 31, 2022, as presented in the accompanying tables. For a discussion of the financial condition and results of operations for 2022 compared to 2021, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 10, 2023.
TABLE 2: TOTAL REVENUES NET OF INTEREST EXPENSE SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Discount revenue	$33,416	$30,739	$24,563	$2,677	9%	$6,176	25%
Net card fees	7,255	6,070	5,195	1,185	20	875	17
Service fees and other revenue	5,005	4,521	3,316	484	11	1,205	36
Processed revenue	1,705	1,637	1,556	68	4	81	5
Total non-interest revenues	47,381	42,967	34,630	4,414	10	8,337	24
Total interest income	19,983	12,658	9,033	7,325	58	3,625	40
Total interest expense	6,849	2,763	1,283	4,086	#	1,480	#
Net interest income	13,134	9,895	7,750	3,239	33	2,145	28
Total revenues net of interest expense	$60,515	$52,862	$42,380	$7,653	14%	$10,482	25%
# Denotes a variance of 100 percent or more
TOTAL REVENUES NET OF INTEREST EXPENSE
Discount revenue increased, primarily driven by an increase in billed business of 9 percent. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased, primarily driven by growth in our premium card portfolios. See Table 5 for more details on proprietary cards-in-force and average fee per card.
Service fees and other revenue increased, primarily driven by foreign exchange related revenues associated with Card Member cross-currency spending and growth in delinquency fees.
Processed revenue increased, primarily driven by an increase in network partner volumes, partially offset by a decrease in volumes associated with the decommission of one of our alternative payment solutions. See Tables 5 and 6 for more details on processed volume performance.
Interest income increased, primarily driven by higher interest rates and growth in revolving loan balances.
Interest expense increased, primarily driven by higher interest rates paid on customer deposits.

TABLE 3: PROVISIONS FOR CREDIT LOSSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Card Member loans
Net write-offs	$2,486	$1,066	$879	$1,420	# %	$187	21%
Reserve build (release) (a)	1,353	448	(2,034)	905	#	2,482	#
Total	3,839	1,514	(1,155)	2,325	#	2,669	#
Card Member receivables
Net write-offs	937	462	129	475	#	333	#
Reserve (release) build (a)	(57)	165	(202)	(222)	#	367	#
Total	880	627	(73)	253	40	700	#
Other
Net write-offs — Other loans (b)	107	22	21	85	#	1	5
Net write-offs — Other receivables (c)	25	15	33	10	67	(18)	(55)
Reserve build (release) — Other loans (a)(b)	67	7	(185)	60	#	192	#
Reserve build (release) — Other receivables (a)(c)	5	(3)	(60)	8	#	57	95
Total	204	41	(191)	163	#	232	#
Total provisions for credit losses	$4,923	$2,182	$(1,419)	$2,741	# %	$3,601	# %
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” below for a definition of reserve build (release).
(b)Relates to Other loans of $7.1 billion, $5.4 billion and $2.9 billion less reserves of $126 million, $59 million and $52 million, as of December 31, 2023, 2022 and 2021, respectively.
(c)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $3.7 billion, $3.1 billion and $2.7 billion, less reserves of $27 million, $22 million and $25 million as of December 31, 2023, 2022 and 2021, respectively.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to higher net write-offs and a higher reserve build in the current year. The reserve build in the current year was primarily driven by an increase in loans outstanding and higher delinquencies. The reserve build in the prior year was primarily driven by an increase in loans outstanding, higher delinquencies and deterioration in the macroeconomic outlook at that time, partially offset by a reduction in COVID-19 pandemic-driven reserves.
Card Member receivables provision for credit losses increased, primarily due to higher net write-offs, partially offset by a reserve release in the current year versus a reserve build in the prior year. The reserve release in the current year was primarily driven by lower delinquencies, partially offset by an increase in receivables outstanding. The reserve build in the prior year was primarily driven by higher delinquencies and an increase in receivables outstanding.
Other provisions for credit losses increased, primarily due to higher net write-offs and a higher reserve build in the current year. The reserve build in the current year was primarily driven by an increase in non-card loans outstanding. The reserve build in the prior year was primarily driven by an increase in non-card loans outstanding, partially offset by improved credit performance.

TABLE 4: EXPENSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Card Member rewards	$15,367	$14,002	$11,007	$1,365	10%	$2,995	27%
Business development	5,657	4,943	3,762	714	14	1,181	31
Card Member services	3,968	2,959	1,993	1,009	34	966	48
Marketing	5,213	5,458	5,291	(245)	(4)	167	3
Salaries and employee benefits	8,067	7,252	6,240	815	11	1,012	16
Other, net	6,807	6,481	4,817	326	5	1,664	35
Total expenses	$45,079	$41,095	$33,110	$3,984	10%	$7,985	24%
EXPENSES
Card Member rewards expense increased, primarily driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $680 million and cobrand rewards expense of $685 million, all of which were primarily driven by higher billed business. The increase in Membership Rewards expense was also driven by a larger proportion of spend in categories that earn higher levels of rewards, partially offset by lower redemption costs and changes in expected redemption behaviors associated with certain products.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) at both December 31, 2023 and 2022.
Business development expense increased, primarily due to increased partner payments driven by higher contractual rates and network volumes.
Card Member services expense increased, primarily due to higher usage of travel-related benefits.
Marketing expense decreased, primarily reflecting lower levels of spending on customer acquisitions.
Salaries and employee benefits expense increased, primarily driven by higher compensation costs reflecting the continued investment in our colleagues to support business growth and changes in the value of deferred compensation.
Other, net expenses increased, primarily driven by higher technology costs, foreign exchange losses related to the devaluation of the Argentine peso, a reserve associated with a merchant exposure for Card Member purchases and the FDIC special assessment described in “Supervision and Regulation — Other Banking Regulations” under “Business”, all of which were partially offset by lower net losses on Amex Ventures investments and lower professional services expenses.
INCOME TAXES
The effective tax rate was 20.3 percent and 21.6 percent for 2023 and 2022, respectively. The reduction in the effective tax rate primarily reflected changes in the geographic mix of income. The tax rates in both years reflected discrete tax benefits related to the resolution of prior-year tax items.

TABLE 5: SELECTED CARD-RELATED STATISTICAL INFORMATION

				Change	Change
Years Ended December 31,	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Network volumes (billions)	$1,680.1	$1,552.8	$1,284.2	8%	21%
Billed business	$1,459.6	$1,338.3	$1,089.8	9	23
Processed volumes	$220.5	$214.5	$194.4	3	10
Cards-in-force (millions)	141.2	133.3	121.7	6	10
Proprietary cards-in-force	80.2	76.7	71.4	5	7
Basic cards-in-force (millions)	118.7	111.5	100.7	6	11
Proprietary basic cards-in-force	61.7	59.1	54.7	4	8
Average proprietary basic Card Member spending (dollars)	$24,059	$23,496	$20,392	2	15
Average fee per card (dollars)(a)	$92	$82	$74	12%	11%
Discount revenue as a % of Billed business	2.29%	2.30%	2.25%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
TABLE 6: NETWORK VOLUMES-RELATED STATISTICAL INFORMATION

	2023		2022
	Year over Year Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)	Year over Year Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)
Network volumes	8%	9%	21%	24%
Total billed business	9	9	23	25
U.S. Consumer Services	10		24
Commercial Services	3	3	21	22
International Card Services	17	18	23	36
Processed volumes	3	6	10	18

Merchant industry billed business metrics
G&S spend (72% and 75% of billed business for 2023 and 2022, respectively)	6	6	13	16
T&E spend (28% and 25% of billed business for 2023 and 2022, respectively)	19	19	64	67
Airline spend (7% and 6% of billed business for 2023 and 2022, respectively)	23%	24%	119%	125%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding prior-year period against which such results are being compared).

TABLE 7: SELECTED CREDIT-RELATED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Card Member loans and receivables:
Net write-off rate — principal, interest and fees (a)	2.0%	1.0%	0.8%
Net write-off rate — principal only - consumer and small business (a)(b)	1.8%	0.9%	0.7%
30+ days past due as a % of total - consumer and small business (c)	1.3%	1.1%	0.7%

Card Member loans:
Card Member loans (billions)	$126.0	$108.0	$88.6	17%	22%
Credit loss reserves:
Beginning balance	$3,747	$3,305	$5,344	13	(38)
Provisions — principal, interest and fees	3,839	1,514	(1,155)	#	#
Net write-offs — principal less recoveries	(2,043)	(837)	(672)	#	25
Net write-offs — interest and fees less recoveries	(443)	(229)	(207)	93	11
Other (d)	18	(6)	(5)	#	(20)
Ending balance	$5,118	$3,747	$3,305	37	13
% of loans	4.1%	3.5%	3.7%
% of past due	297%	348%	555%
Average loans (billions)	$114.8	$95.4	$76.1	20	25
Net write-off rate — principal, interest and fees (a)	2.2%	1.1%	1.2%
Net write-off rate — principal only (a)	1.8%	0.9%	0.9%
30+ days past due as a % of total	1.4%	1.0%	0.7%

Card Member receivables:
Card Member receivables (billions)	$60.4	$57.6	$53.6	5	7
Credit loss reserves:
Beginning balance	$229	$64	$267	#	(76)
Provisions — principal and fees	880	627	(73)	40	#
Net write-offs — principal and fees less recoveries (e)	(937)	(462)	(129)	#	#
Other (d)	2	—	(1)	—	#
Ending balance	$174	$229	$64	(24)%	# %
% of receivables	0.3%	0.4%	0.1%
Net write-off rate — principal and fees (a)(e)	1.6%	0.8%	0.3%
Net write-off rate — principal only - consumer and small business (a)(b)	1.8%	0.9%	0.3%
30+ days past due as a % of total - consumer and small business (c)	1.1%	1.3%	0.6%
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
(e)The net write-off rate for the year ended December 31, 2021 includes a $37 million partial recovery in Card Member receivables related to a corporate client bankruptcy, which had resulted in a write-off in the year ended December 31, 2020 in the ICS segment.

TABLE 8: NET INTEREST YIELD ON AVERAGE CARD MEMBER LOANS

Years Ended December 31,
(Millions, except percentages and where indicated)	2023	2022	2021
Net interest income	$13,134	$9,895	$7,750
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	2,943	1,268	738
Interest income not attributable to our Card Member loan portfolio (b)	(2,896)	(1,023)	(379)
Adjusted net interest income (c)	$13,181	$10,140	$8,109
Average Card Member loans (billions)	$114.8	$95.4	$76.0
Net interest income divided by average Card Member loans (c)	11.4%	10.4%	10.2%
Net interest yield on average Card Member loans (c)	11.5%	10.6%	10.7%
(a)Primarily represents interest expense attributable to maintaining our corporate liquidity pool and funding Card Member receivables.
(b)Primarily represents interest income attributable to Other loans, interest-bearing deposits and the fixed income investment portfolios.
(c)Adjusted net interest income and net interest yield on average Card Member loans are non-GAAP measures. Refer to the “Glossary of Selected Terminology” below for the definitions of these terms. We believe adjusted net interest income is useful to investors because it represents the interest expense and interest income attributable to our Card Member loan portfolio and is a component of net interest yield on average Card Member loans, which provides a measure of profitability of our Card Member loan portfolio. Net interest yield on average Card Member loans reflects adjusted net interest income divided by average Card Member loans, computed on an annualized basis. Net interest income divided by average Card Member loans, computed on an annualized basis, a GAAP measure, includes elements of total interest income and total interest expense that are not attributable to the Card Member loan portfolio, and thus is not representative of net interest yield on average Card Member loans.

BUSINESS SEGMENT RESULTS OF OPERATIONS
We consider a combination of factors when evaluating the composition of our reportable operating segments, including the results reviewed by the chief operating decision maker, economic characteristics, products and services offered, classes of customers, product distribution channels, geographic considerations (primarily United States versus outside the United States) and regulatory considerations. Refer to Note 24 to the “Consolidated Financial Statements” and “Business” for additional discussion of products and services that comprise each segment.
Effective as of the second quarter of 2023, our U.S. travel and lifestyle services (TLS) results, which were previously reported within the USCS segment, are now reported within both USCS and CS segments, allocated based on customer usage.
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
Salaries and employee benefits and other expenses reflect both costs incurred directly within each segment, as well as allocated expenses. The allocated expenses include service costs, which primarily reflect salaries and benefits associated with our technology and customer servicing groups, and overhead expenses. Service costs are allocated based on activities directly attributable to the segment, and overhead expenses are allocated based on the relative levels of revenue and Card Member loans and receivables. As a proportion of Salaries and employee benefits and other expenses, allocated costs remain relatively consistent from period to period. Increases in expenses year-over-year driven by allocated costs primarily reflect the changes in salaries and employee benefit costs and other costs related to our technology or servicing organizations and the growth in business volume within our operating segments.

U.S. CONSUMER SERVICES
TABLE 9: USCS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Revenues
Non-interest revenues	$18,464	$16,440	$12,989	$2,024	12%	$3,451	27%
Interest income	12,336	8,457	6,328	3,879	46	2,129	34
Interest expense	2,684	983	395	1,701	#	588	#
Net interest income	9,652	7,474	5,933	2,178	29	1,541	26
Total revenues net of interest expense	28,116	23,914	18,922	4,202	18	4,992	26
Provisions for credit losses	2,855	1,021	(919)	1,834	#	1,940	#
Total revenues net of interest expense after provisions for credit losses	25,261	22,893	19,841	2,368	10	3,052	15
Expenses
Card Member rewards, business development, Card Member services and marketing	15,393	13,535	10,665	1,858	14	2,870	27
Salaries and employee benefits and other operating expenses	4,435	3,958	3,218	477	12	740	23
Total expenses	19,828	17,493	13,883	2,335	13	3,610	26
Pretax segment income	$5,433	$5,400	$5,958	$33	1%	$(558)	(9)%
# Denotes a variance of 100 percent or more
USCS issues a wide range of proprietary consumer cards and provides services to U.S. consumers, including travel and lifestyle services as well as banking and non-card financing products.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased across all revenue categories, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 10 percent, primarily driven by an increase in U.S. consumer billed business. See Tables 5, 6 and 10 for more details on billed business performance.
Net card fees increased 21 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 5 percent, primarily driven by higher travel commissions and fees from our consumer travel business and growth in delinquency fees, partially offset by the change in the allocation of TLS revenues described above.
Interest income increased, primarily driven by higher interest rates and growth in revolving loan balances.
Interest expense increased, primarily driven by a higher cost of funds.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to higher net write-offs and a higher reserve build in the current year. The reserve build in the current year was primarily driven by an increase in loans outstanding and higher delinquencies. The reserve build in the prior year was driven by an increase in loans outstanding, higher delinquencies and changes in macroeconomic forecasts at that time, partially offset by the release of COVID-19 pandemic-driven reserves.
Card Member receivables provision for credit losses increased, primarily due to higher net write-offs, partially offset by a reserve release in the current year versus a reserve build in the prior year. The reserve release in the current year was primarily driven by lower delinquencies and a decrease in receivables outstanding. The reserve build in the prior year was primarily driven by higher delinquencies and an increase in receivables outstanding.

EXPENSES
Total expenses increased, primarily driven by higher Card Member rewards expense, Business development expense, and Card Member services expense.
Card Member rewards expense increased, primarily driven by higher billed business. The increase was also driven by a larger proportion of spend in categories that earn higher levels of rewards, partially offset by lower redemption costs and changes in expected redemption behaviors associated with certain products.
Business development expense increased, primarily due to increased partner payments driven by higher contractual rates and billed business.
Card Member services expense increased, primarily due to higher usage of travel-related benefits.
Marketing expense decreased, reflecting lower levels of spending on customer acquisitions.
Salaries and employee benefits and other expenses increased, primarily due to an increase in allocated service costs, partially offset by the change in the allocation of TLS servicing costs described above.

TABLE 10: USCS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Billed business (billions)	$610.8	$553.0	$444.2	10%	24%
Proprietary cards-in-force	43.8	41.7	39.0	5	7
Proprietary basic cards-in-force	30.7	29.2	27.3	5	7
Average proprietary basic Card Member spending (dollars)	$20,303	$19,514	$16,498	4	18
Total segment assets (billions)	$107.2	$94.4	$76.5	14	23
Card Member loans:
Total loans (billions)	$83.2	$72.7	$59.8	14	22
Average loans (billions)	$76.0	$63.7	$52.0	19	23
Net write-off rate — principal, interest and fees (a)	2.2%	1.1%	1.1%
Net write-off rate — principal only (a)	1.7%	0.9%	0.8%
30+ days past due as a % of total	1.4%	1.0%	0.7%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$9,652	$7,474	$5,933
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	192	139	158
Interest income not attributable to our Card Member loan portfolio (c)	(386)	(228)	(110)
Adjusted net interest income (d)	$9,458	$7,385	$5,981
Average Card Member loans (billions)	$76.0	$63.7	$52.0
Net interest income divided by average Card Member loans (d)	12.7%	11.7%	11.4%
Net interest yield on average Card Member loans (d)	12.4%	11.6%	11.5%
Card Member receivables:
Total receivables (billions)	$14.8	$14.3	$14.7	3%	(3)%
Net write-off rate — principal and fees (a)	1.3%	0.6%	0.1%
Net write-off rate — principal only (a)	1.2%	0.6%	—%
30+ days past due as a % of total	0.8%	0.9%	0.4%
(a)Refer to Table 7 footnote (a).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).

COMMERCIAL SERVICES
TABLE 11: CS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Revenues
Non-interest revenues	$12,931	$12,196	$9,833	$735	6%	$2,363	24%
Interest income	3,328	2,070	1,408	1,258	61	662	47
Interest expense	1,483	697	330	786	#	367	#
Net interest income	1,845	1,373	1,078	472	34	295	27
Total revenues net of interest expense	14,776	13,569	10,911	1,207	9	2,658	24
Provisions for credit losses	1,313	565	(420)	748	#	985	#
Total revenues net of interest expense after provisions for credit losses	13,463	13,004	11,331	459	4	1,673	15
Expenses
Card Member rewards, business development, Card Member services and marketing	7,422	7,238	5,762	184	3	1,476	26
Salaries and employee benefits and other operating expenses	3,180	2,886	2,633	294	10	253	10
Total expenses	10,602	10,124	8,395	478	5	1,729	21
Pretax segment income	$2,861	$2,880	$2,936	$(19)	(1)%	$(56)	(2)%
# Denotes a variance of 100 percent or more
CS issues a wide range of proprietary corporate and small business cards and provides services to U.S. businesses, including payment and expense management, banking and non-card financing products. CS also issues proprietary corporate cards and provides services to select global corporate clients.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased, primarily driven by higher Discount revenue and Service fees and other revenue.
Discount revenue increased 4 percent, primarily driven by an increase in commercial billed business. See Tables 5, 6 and 12 for more details on billed business performance.
Net card fees increased 18 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 53 percent, largely driven by the change in the allocation of TLS revenues described above, as well as growth in delinquency fees.
Interest income increased, primarily driven by higher interest rates and growth in revolving loan balances.
Interest expense increased, primarily driven by a higher cost of funds.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to higher net write-offs and a higher reserve build in the current year. The reserve build in the current year was primarily driven by an increase in loans outstanding and higher delinquencies. The reserve build in the prior year was driven by an increase in loans outstanding, higher delinquencies and changes in macroeconomic forecasts at that time, partially offset by the release of COVID-19 pandemic-driven reserves.
Card Member receivables provision for credit losses increased, primarily due to higher net write-offs, partially offset by a reserve release in the current year versus a reserve build in the prior year. The reserve release in the current year was primarily driven by lower delinquencies and a decrease in receivables outstanding. The reserve build in the prior year was primarily driven by higher delinquencies and an increase in receivables outstanding.

EXPENSES
Total expenses increased, primarily driven by higher Operating expenses and Card Member services expense.
Card Member rewards expense increased, primarily driven by a larger proportion of spend in categories that earn higher levels of rewards, as well as higher billed business, partially offset by lower redemption costs and changes in expected redemption behaviors associated with certain products.
Business development expense increased, primarily due to increased partner payments, primarily driven by higher billed business.
Card Member services expense increased, primarily due to higher usage of travel-related benefits.
Marketing expense decreased, reflecting lower levels of spending on customer acquisitions.
Salaries and employee benefits and other expenses increased, primarily due to an increase in allocated service costs, which includes an allocation of TLS servicing costs as described above.

TABLE 12: CS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Billed business (billions)	$516.0	$499.5	$411.6	3%	21%
Proprietary cards-in-force	15.4	14.9	13.4	3	11
Average Card Member spending (dollars)	$33,745	$35,202	$32,042	(4)	10
Total segment assets (billions)	$55.4	$51.4	$44.5	8	16
Card Member loans:
Total loans (billions)	$25.8	$21.4	$17.0	21	26
Average loans (billions)	$23.9	$19.3	$14.4	24	34
Net write-off rate — principal, interest and fees(a)	2.0%	0.8%	0.8%
Net write-off rate — principal only(a)	1.7%	0.7%	0.6%
30+ days past due as a % of total	1.4%	0.9%	0.5%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$1,845	$1,373	$1,078
Exclude:
Interest expense not attributable to our Card Member loan portfolio(b)	711	430	251
Interest income not attributable to our Card Member loan portfolio(c)	(204)	(89)	(76)
Adjusted net interest income(d)	$2,352	$1,714	$1,253
Average Card Member loans (billions)	$23.9	$19.3	$14.4
Net interest income divided by average Card Member loans(d)	7.7%	7.1%	7.5%
Net interest yield on average Card Member loans(d)	9.9%	8.9%	8.7%
Card Member receivables:
Total receivables (billions)	$26.2	$26.9	$24.6	(3)%	9%
Net write-off rate — principal and fees(e)	1.5%	0.7%	0.2%
Net write-off rate — principal only(a) - small business	2.1%	0.9%	0.2%
30+ days past due as a % of total - small business	1.5%	1.6%	0.8%
90+ days past billing as a % of total(e) - corporate	0.4%	0.6%	0.3%
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

INTERNATIONAL CARD SERVICES
TABLE 13: ICS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Revenues
Non-interest revenues	$9,472	$8,262	$6,761	$1,210	15%	$1,501	22%
Interest income	2,076	1,453	1,116	623	43	337	30
Interest expense	1,118	654	442	464	71	212	48
Net interest income	958	799	674	159	20	125	19
Total revenues net of interest expense	10,430	9,061	7,435	1,369	15	1,626	22
Provisions for credit losses	727	584	(43)	143	24	627	#
Total revenues net of interest expense after provisions for credit losses	9,703	8,477	7,478	1,226	14	999	13
Expenses
Card Member rewards, business development, Card Member services and marketing	5,669	4,962	3,995	707	14	967	24
Salaries and employee benefits and other operating expenses	3,061	2,937	2,554	124	4	383	15
Total expenses	8,730	7,899	6,549	831	11	1,350	21
Pretax segment income	$973	$578	$929	$395	68%	$(351)	(38)%
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
Discount revenue increased 17 percent, primarily reflecting an increase in billed business. See Tables 5, 6 and 14 for more details on billed business performance.
Net card fees increased 17 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 9 percent, primarily driven by foreign exchange related revenues associated with Card Member cross-currency spending and growth in delinquency fees.
Interest income increased, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased, primarily driven by a higher cost of funds.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to higher net write-offs, partially offset by a lower reserve build in the current year. The reserve build in the current year was primarily driven by an increase in loans outstanding, partially offset by the performance of portfolios in certain international markets. The reserve build in the prior year was primarily driven by an increase in loans outstanding and higher delinquencies.
Card Member receivables provision for credit losses increased, primarily due to higher net write-offs, partially offset by a reserve release in the current year versus a reserve build in the prior year. The reserve release in the current year was primarily driven by lower delinquencies, partially offset by an increase in receivables outstanding. The reserve build in the prior year was primarily driven by an increase in receivables outstanding and higher delinquencies.

EXPENSES
Total expenses increased, primarily driven by higher Card Member rewards expense and Card Member services expense.
Card Member rewards expense increased, primarily driven by higher billed business.
Business development expense decreased, primarily driven by a prior-year charge related to revenue allocated to a joint venture partner, partially offset by an increase in partner payment expenses driven by higher billed business.
Card Member services expense increased, primarily driven by higher usage of travel-related benefits.
Marketing expense decreased, reflecting lower levels of spending on customer acquisitions.
Salaries and employee benefits and other expenses increased, primarily due to an increase in allocated service costs, partially offset by lower compensation costs.

TABLE 14: ICS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Billed business (billions)	$329.5	$281.6	$228.2	17%	23%
Proprietary cards-in-force	21.0	20.1	19.0	4	6
Proprietary basic cards-in-force	15.6	14.9	13.9	5	7
Average proprietary basic Card Member spending (dollars)	$21,550	$19,519	$16,689	10	17
Total segment assets (billions)	$42.2	$36.9	$32.6	14	13
Card Member loans - consumer and small business:
Total loans (billions)	$17.0	$13.8	$11.6	23	19
Average loans (billions)	$15.0	$12.3	$9.6	22	28
Net write-off rate — principal, interest and fees(a)	2.5%	1.4%	2.1%
Net write-off rate — principal only(a)	2.1%	1.2%	1.6%
30+ days past due as a % of total	1.3%	1.2%	0.8%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$958	$799	$674
Exclude:
Interest expense not attributable to our Card Member loan portfolio(b)	475	270	211
Interest income not attributable to our Card Member loan portfolio(c)	(62)	(28)	(11)
Adjusted net interest income(d)	$1,371	$1,041	$874
Average Card Member loans (billions)	$15.0	$12.4	$9.6
Net interest income divided by average Card Member loans(d)	6.4%	6.5%	7.0%
Net interest yield on average Card Member loans(d)	9.2%	8.4%	9.1%
Card Member receivables:
Total receivables (billions)	$19.4	$16.4	$14.3	18%	15%
Net write-off rate — principal and fees(e)(f)	2.1%	1.3%	0.6%
Net write-off rate — principal only(a) - consumer and small business	2.2%	1.4%	0.8%
30+ days past due as a % of total - consumer and small business	1.0%	1.3%	0.7%
90+ days past billing as a % of total(e) - corporate	0.5%	0.5%	0.3%
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
(f)Refer to Table 7 footnote (e).

GLOBAL MERCHANT AND NETWORK SERVICES
TABLE 15: GMNS SELECTED INCOME STATEMENT AND OTHER DATA

Years Ended December 31,				Change		Change
(Millions, except percentages and where indicated)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Revenues
Non-interest revenues	$6,620	$6,123	$5,021	$497	8%	$1,102	22%
Interest income	57	23	16	34	#	7	44
Interest expense	(719)	(329)	(92)	(390)	#	(237)	#
Net interest income	776	352	108	424	#	244	#
Total revenues net of interest expense	7,396	6,475	5,129	921	14	1,346	26
Provisions for credit losses	27	7	(37)	20	#	44	#
Total revenues net of interest expense after provisions for credit losses	7,369	6,468	5,166	901	14	1,302	25
Expenses
Business development, Card Member services and marketing	1,655	1,611	1,547	44	3	64	4
Salaries and employee benefits and other operating expenses	2,058	1,903	1,745	155	8	158	9
Total expenses	3,713	3,514	3,292	199	6	222	7
Pretax segment income	3,656	2,954	1,874	702	24	1,080	58
Network volumes (billions)	1,680.1	1,552.8	1,284.2	$127	8	$269	21
Total segment assets (billions)	$23.7	$20.0	$15.4		19%		30%
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
Discount revenue increased 7 percent, primarily driven by an increase in billed business. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 14 percent, primarily due to higher foreign exchange related revenues associated with Card Member cross-currency spending.
Processed revenue increased 6 percent, primarily driven by higher processed volumes.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased, primarily due to a higher interest expense credit, largely driven by higher interest rates.
EXPENSES
Total expenses increased, primarily driven by higher Operating expenses.
Business development expense increased, primarily due to increased partner payments driven by higher network volumes.
Marketing expense increased, primarily driven by higher levels of spending on merchant engagement and other growth initiatives.
Salaries and employee benefits and other expenses increased, primarily due to a reserve associated with a merchant exposure for Card Member purchases, an increase in allocated service costs and higher compensation costs.

CORPORATE & OTHER
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $2.4 billion and $2.2 billion in 2023 and 2022, respectively. The increase in the pretax loss was primarily driven by changes in the value of deferred compensation, higher current and incentive compensation costs and a contribution to the American Express Foundation, all of which were partially offset by lower net losses on Amex Ventures investments.
CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY
Our balance sheet management objectives are to maintain:
•A solid and flexible equity capital profile;
•A broad, deep and diverse set of funding sources to finance our assets and meet operating requirements; and
•Liquidity programs that enable us to continuously meet expected future financing obligations and business requirements for at least a twelve-month period under a variety of adverse circumstances.
We continue to see volatility in the capital markets due to a variety of factors and manage our balance sheet to reflect evolving circumstances.
CAPITAL STRATEGY
We believe capital allocated to growing businesses with a return on risk-adjusted equity in excess of our costs will generate shareholder value. Our objective is to retain sufficient levels of capital generated through net income and other sources, such as the exercise of stock options by colleagues, to maintain a strong balance sheet, provide flexibility to support future business growth and distribute excess capital to shareholders through dividends and share repurchases. See “Dividends and Share Repurchases” below.
The level and composition of our consolidated capital position are determined through our Internal Capital Adequacy Assessment Process, which takes into account our business activities, as well as marketplace conditions and requirements or expectations of credit rating agencies, regulators and shareholders, among others. As a bank holding company, we are subject to regulatory requirements administered by the U.S. federal bank regulatory agencies. The Federal Reserve has established specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. Failure to maintain minimum regulatory capital levels at American Express or our U.S. bank subsidiary, American Express National Bank (AENB), could affect our status as a financial holding company and cause the banking regulators with oversight of American Express or AENB to take actions that could limit our business operations.
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
On July 27, 2023, the U.S. federal bank regulatory agencies issued a notice of proposed rulemaking that would significantly revise U.S. regulatory capital requirements for large banking organizations, including American Express Company and AENB. See “Supervision and Regulation — Capital and Liquidity Regulation” under “Business” for more information.

The following table presents our regulatory risk-based capital and leverage ratios and those of AENB, as of December 31, 2023:
TABLE 16: REGULATORY RISK-BASED CAPITAL AND LEVERAGE RATIOS

	Effective Minimum (a)	Ratios as of December 31, 2023
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.5%
American Express National Bank		11.6
Tier 1	8.5
American Express Company		11.3
American Express National Bank		11.6
Total	10.5
American Express Company		13.1
American Express National Bank		13.3
Tier 1 Leverage	4.0%
American Express Company		9.9
American Express National Bank		9.5%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB. Refer to “Supervision and Regulation — Capital and Liquidity Regulation” under “Business” and Note 22 to the “Consolidated Financial Statements” for additional information.

The following table presents American Express Company’s regulatory risk-based capital and risk-weighted assets as of December 31, 2023:
TABLE 17: REGULATORY RISK-BASED CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS

American Express Company ($ in Billions)	December 31, 2023
Risk-Based Capital
Common Equity Tier 1	$23.2
Tier 1 Capital	24.8
Tier 2 Capital	4.0
Total Capital	28.8

Risk-Weighted Assets	219.7
Average Total Assets to calculate the Tier 1 Leverage Ratio	$249.6
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

Tier 1 Risk-Based Capital Ratio — Calculated as Tier 1 capital, divided by risk-weighted assets. Tier 1 capital is the sum of CET1 capital, preferred shares and third-party non-controlling interests in consolidated subsidiaries, adjusted for capital held by insurance subsidiaries. The minimum requirement for the Tier 1 risk-based capital ratio is 1.5 percent higher than the minimum for the CET1 risk-based capital ratio. We have $1.6 billion of preferred shares outstanding to help address a portion of the Tier 1 capital requirements in excess of common equity requirements. See Note 16 to the “Consolidated Financial Statements” for additional information on our preferred shares.
Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for credit losses adjusted for the CECL final rules (limited to 1.25 percent of risk-weighted assets), and $1,250 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $1,250 million of eligible subordinated notes includes the $500 million subordinated debt issued in July 2023 and the $750 million subordinated debt issued in May 2022.
Tier 1 Leverage Ratio — Calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter.
We elected to delay the recognition of $0.7 billion of reduction in regulatory capital from the adoption of the CECL methodology for two years, followed by a three-year phase-in period at 25 percent once per year beginning January 1, 2022, pursuant to rules issued by federal banking regulators (the CECL final rules). As of January 1, 2024, we have phased in 75 percent of such amount. Refer to “Supervision and Regulation — Capital and Liquidity Regulation” under “Business” for additional details.
We continue to include accumulated other comprehensive income (loss) in regulatory capital.
We were not subject to the Federal Reserve’s supervisory stress tests in 2023 and will be participating in the Federal Reserve’s supervisory stress tests in 2024. We submitted our annual capital plan to the Federal Reserve in April 2023. On July 27, 2023, the Federal Reserve confirmed our SCB of 2.5 percent, which resulted in a minimum CET1 ratio of 7 percent, effective October 1, 2023 to September 30, 2024.
DIVIDENDS AND SHARE REPURCHASES
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the year ended December 31, 2023, we returned $5.3 billion to our shareholders in the form of common stock dividends of $1.8 billion and share repurchases of $3.5 billion. We repurchased 21.6 million common shares at an average price of $161.21 in 2023. These dividend and share repurchase amounts collectively represent approximately 62 percent of total capital generated during the year.
We plan to increase the regular quarterly dividend on our common shares outstanding by 17 percent, from 60 cents to 70 cents per share, beginning with the first quarter 2024 dividend declaration.
In addition, during the year ended December 31, 2023, we paid $58 million in dividends on non-cumulative perpetual preferred shares outstanding. Refer to Note 16 to the “Consolidated Financial Statements” for additional information on our preferred shares.
Our decisions on capital distributions depend on various factors, including: our capital levels and regulatory capital requirements; regulatory guidance or restrictions; actual and forecasted business results; economic and market conditions; revisions to, or revocation of, the Federal Reserve’s authorization of our capital plan; and the supervisory stress test process. We may conduct share repurchases through a variety of methods, including open market purchases, plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase programs or any combination of such methods as market conditions warrant and at prices we deem appropriate.

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
We aim to satisfy these financing needs with a diverse set of funding sources. The diversity of funding sources by type of instrument, by tenor and by investor base, among other factors, mitigates the impact of disruptions in any one type of instrument, tenor or investor. We seek to achieve diversity and cost efficiency in our funding sources by maintaining scale and market relevance in deposits, unsecured debt and asset securitizations, and access to secured borrowing facilities and a committed bank credit facility. In particular, we are focused on continuing to grow our direct retail deposit program as a funding source.
Our funding plan is primarily driven by the size and mix of business asset growth, our liquidity position and choice of funding sources, as well as cash requirements generated by the redemptions of deposits by our customers, the maturities of debt outstanding and related interest payments. In executing our funding plan, we aim to maintain a balanced debt maturity profile with an appropriate mix of short-term and long-term refinancing requirements.
FUNDING PROGRAMS AND ACTIVITIES
We had the following customer deposits and consolidated debt outstanding as of December 31:
TABLE 18: SUMMARY OF CUSTOMER DEPOSITS AND CONSOLIDATED DEBT

(Billions)	2023	2022
Customer deposits	$129.1	$110.2
Short-term borrowings	1.3	1.3
Long-term debt	47.9	42.6
Total customer deposits and debt	$178.3	$154.1
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Our funding plan for the full year 2024 includes, among other sources, approximately $4.0 billion to $8.0 billion of unsecured term debt issuance and approximately $2.0 billion to $6.0 billion of secured term debt issuance. Actual funding activities can vary from our plans due to various factors, such as future business growth, the impact of global economic, political and other events on market capacity and funding needs, demand for securities offered by us, regulatory changes, ability to securitize and sell loans and receivables, and the performance of loans and receivables previously sold in securitization transactions. Many of these factors are beyond our control.
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
On August 29, 2023, the U.S. federal bank regulatory agencies issued a notice of proposed rulemaking that would require covered bank holding companies such as American Express Company to issue and maintain minimum amounts of eligible external long-term debt and certain insured depository institutions such as AENB to issue and maintain minimum amounts of eligible internal long-term debt. See “Supervision and Regulation — Capital and Liquidity Regulation” under “Business” for more information.
DEPOSIT PROGRAMS
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per account holder through the FDIC; as of December 31, 2023, approximately 92 percent of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. Direct retail deposits offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account, certificates of deposit (CDs), business checking and consumer rewards checking account products available directly to customers. As of December 31, 2023, our direct retail deposit program had approximately 2.4 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives. CDs carry stated maturities while high-yield savings account, checking account and third-party sweep deposit products do not. We manage the duration of our maturing obligations, including CDs, to reduce concentration and refinancing risk.
As of December 31, 2023, we had $129.1 billion in deposits. Refer to Note 7 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.
The following table sets forth the average interest rate we paid on different types of deposits during the years ended December 31, 2023, 2022 and 2021. Changes in the average interest rate we paid on our deposits were primarily due to the impact of higher market interest rates offered for retail deposits.
TABLE 20: AVERAGE INTEREST RATES PAID ON DEPOSITS

	Year ended December 31,
	2023			2022			2021
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate	Average Balance	Interest Expense	Average Interest Rate	Average Balance	Interest Expense	Average Interest Rate
Savings and transaction accounts	$86,102	$3,357	3.9%	$71,458	$967	1.4%	$65,694	$275	0.4%
Certificates of deposit:
Direct	4,407	159	3.6	1,708	33	1.9	1,930	37	1.9
Third-party (brokered)	13,945	518	3.7	7,649	221	2.9	4,163	102	2.4
Sweep accounts — Third-party (brokered)	15,676	824	5.3	15,039	301	2.0	13,081	41	0.3
Total U.S. retail interest-bearing deposits	$120,130	$4,858	4.0%	$95,854	$1,522	1.6%	$84,868	$455	0.5%

SHORT-TERM FUNDING PROGRAMS
Short-term borrowings, such as commercial paper, are defined as any debt with an original maturity of twelve months or less, as well as interest-bearing overdrafts with banks. Our short-term funding programs are used primarily to fund working capital needs, such as managing seasonal variations in receivables balances. The amount of short-term borrowings issued in the future will depend on our funding strategy, our needs and market conditions. We had no commercial paper outstanding at any point during 2023. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these borrowings.
LONG-TERM DEBT AND ASSET SECURITIZATION PROGRAMS
As of December 31, 2023, we had $47.9 billion in long-term debt outstanding, including unsecured debt and asset-backed securities. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these borrowings and scheduled maturities of long-term debt obligations.
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
TABLE 21: DEBT ISSUANCES

(Billions)	2023
American Express Company:
Fixed Rate Senior Notes (coupon of 4.90%)	$1.2
Floating Rate Senior Notes (compounded SOFR(a) plus weighted-average spread of 103 basis points)	0.9
Fixed-to-Floating Rate Senior Notes (weighted-average coupon of 5.54% during the fixed rate period and compounded SOFR(a) plus weighted-average spread of 137 basis points during the floating rate period)	7.4
Fixed-to-Floating Rate Subordinated Notes (coupon of 5.63% during the fixed rate period and compounded SOFR(a) plus spread of 193 basis points during the floating rate period)	0.5
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 5.02%)	3.5
Total	$13.5
(a)Secured overnight financing rate (SOFR).

LIQUIDITY MANAGEMENT
Our liquidity objective is to maintain access to a diverse set of on- and off-balance sheet liquidity sources. We seek to maintain liquidity sources in amounts sufficient to meet our expected future financial obligations and business requirements for liquidity for a period of at least twelve months under a variety of adverse circumstances. These include, but are not limited to, an event where we are unable to raise new funds under our regular funding programs during a substantial weakening in economic conditions.
Our liquidity management strategy includes a number of elements, including, but not limited to:
•Maintaining diversified funding sources (refer to “Funding Strategy” above for more details);
•Maintaining unencumbered liquid assets and off-balance sheet liquidity sources;
•Projecting cash inflows and outflows under a variety of economic and market scenarios; and
•Establishing clear objectives for liquidity risk management, including compliance with regulatory requirements.
We seek to maintain access to a diverse set of on-balance sheet and off-balance sheet liquidity sources, including cash and other liquid assets, secured borrowing facilities and a committed bank credit facility. Through our U.S. bank subsidiary, AENB, we also hold collateral eligible for use at the Federal Reserve’s discount window.
The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as additional stress scenarios required under our liquidity risk policy. These stress scenarios possess distinct characteristics, varying by cash flow assumptions, time horizon and qualifying liquidity sources, among other factors. Scenarios under our liquidity risk policy include market-wide, firm-specific and combined liquidity stresses. Additionally, we anticipate becoming a Category III firm in 2024 and thus being subject to the regulatory requirements under LCR and NSFR rules. We consider other factors in determining the amount and type of liquidity we maintain, such as economic and financial market conditions, seasonality in business operations, growth in our businesses, potential acquisitions or dispositions, the cost and availability of alternative liquidity sources and credit rating agency guidelines and requirements. We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements.
As of December 31, 2023 and 2022, we had $46.6 billion and $33.9 billion in Cash and cash equivalents, respectively. Refer to “Cash Flows” below for a discussion of the major drivers impacting cash flows for the year ended December 31, 2023. The investment income we receive on liquidity resources has historically been less than the interest expense on the sources of funding for these balances. From time to time, including during 2023, interest income may exceed the interest expense associated with the liquidity portfolio. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary.

Securitized Borrowing Capacity
As of December 31, 2023, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). These facilities enhance our contingent funding resources and are also used in the ordinary course of business to fund working capital needs. As of December 31, 2023, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
Committed Bank Credit Facility
As of December 31, 2023, we maintained a committed syndicated bank credit facility of $4.0 billion. During the quarter ended December 31, 2023, we extended this facility by two years to mature on October 20, 2026, and increased the maximum borrowing capacity from $3.5 billion to $4.0 billion. The availability of the credit facility is subject to our maintenance of a minimum CET1 risk-based capital ratio of 4.5 percent, with certain restrictions in relation to either accessing the facility or distributing capital to common shareholders in the event our CET1 risk-based capital ratio falls between 4.5 percent and 6.5 percent. It does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on our credit rating. As of December 31, 2023, we were in compliance with the covenants contained in the credit facility and no amount was drawn on the facility. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. Any undrawn portion of this facility could serve as a backstop for the amount of commercial paper outstanding.
Other Sources of Liquidity
In addition to cash and other liquid assets and the secured borrowing facilities and committed bank credit facility described above, as an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco through the discount window against the U.S. credit card loans and charge card receivables that it pledged.
As of December 31, 2023, AENB had available borrowing capacity of $60.4 billion based on the amount and collateral valuation of receivables that were pledged to the Federal Reserve Bank of San Francisco. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve. Following its regular annual review, the Federal Reserve updated the collateral margins for amounts pledged by its member banks, effective November 1, 2023, which reduced AENB’s available borrowing capacity through the discount window. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval.
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

CASH FLOWS
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022:
TABLE 22: CASH FLOWS

(Billions)	2023	2022	2021
Total cash provided by (used in):
Operating activities	$18.5	$21.1	$14.6
Investing activities	(24.4)	(33.7)	(10.5)
Financing activities	18.4	24.5	(14.9)
Effect of foreign currency exchange rates on cash and cash equivalents	0.2	—	(0.1)
Net increase (decrease) in cash and cash equivalents	$12.7	$11.9	$(10.9)
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
In 2023, the net cash provided by operating activities was primarily driven by cash generated from net income for the period and higher net operating liabilities, primarily driven by higher book overdrafts due to timing differences arising in the ordinary course of business, higher accounts payable to merchants and an increase in the Membership Rewards liability related to growth in billed business.
In 2022, the net cash provided by operating activities was primarily driven by cash generated from net income for the period and higher net operating liabilities, resulting from higher accounts payable to merchants and an increase in the Membership Rewards liability related to growth in billed business.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member loans and receivables, as well as changes in our available-for-sale investment securities portfolio.
In 2023, the net cash used in investing activities was primarily driven by higher Card Member loan and receivable balances, resulting from higher Card Member spending, partially offset by net maturities of investment securities.
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
In both 2023 and 2022, the net cash provided by financing activities was primarily driven by growth in customer deposits and net proceeds from debt, partially offset by share repurchases and dividend payments.

RISK MANAGEMENT
GOVERNANCE
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

We use our comprehensive Enterprise Risk Management (ERM) program to identify, aggregate, monitor, measure, report and manage risks. The program also defines our risk appetite, governance, culture and capabilities. The implementation and execution of the ERM program is headed by our Chief Risk Officer. The Risk Committee reviews and concurs with the appointment, replacement, performance and compensation of our Chief Risk Officer and receives regular updates from the Chief Risk Officer on key risks and exposures.
The Risk Committee of our Board of Directors provides oversight of our ERM framework, processes and methodologies. The Risk Committee approves our ERM policy. The ERM policy defines and governs risk governance, risk oversight and risk appetite, including credit risk (at both the individual and institutional levels), operational risk (e.g., operations and process, legal, conduct, third-party, information technology, information security, data management, privacy and people risks), compliance risk, reputational risk, market risk, funding and liquidity risk, model risk, strategic and business risk, country risk and emerging risks (e.g., climate risk). Risk appetite defines the authorized risk limits to control exposures within our risk capacity and risk tolerance, including stressed forward-looking scenarios. In addition, it establishes principles for risk taking in the aggregate and for each risk type, and is supported by a comprehensive system for monitoring performance (including limits and escalation triggers) and assessing control programs. On an ongoing basis, the Risk Committee reviews our risk profile against the tolerances specified in the Risk Appetite Framework, including significant risk exposures, risk trends in our portfolios and major risk concentrations.
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
Debt Exposure
As part of our ongoing risk management process, we monitor our financial exposure to both sovereign and non-sovereign customers and counterparties, and measure and manage concentrations of risk by geographic regions, as well as by economic sectors and industries. A primary focus area for monitoring is credit deterioration due to weaknesses in economic and fiscal profiles. We evaluate countries based on the market assessment of the riskiness of their sovereign debt and our assessment of the economic and financial outlook and closely monitor those deemed high risk. As of December 31, 2023, we considered our gross credit exposures to government entities, financial institutions and corporations in those countries deemed high risk to be individually and collectively not material.
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
We use the operational risk framework to identify, measure, monitor and report inherent and emerging operational risks. The framework includes programs established for risk management activities related to processes and the launch of new products and services. The framework also defines guidelines and risk management requirements for the (a) identification of operational risk events, (b) related control enhancements and (c) reporting of key trends and escalation of risks. Outcomes from the operational risk framework are discussed and escalated to various risk management committees and incorporated within our accountability framework for executive compensation.

Information Security and Cybersecurity
We define information security and cybersecurity risk as the risk that the confidentiality, integrity or availability of American Express information and information systems are impacted by unauthorized or unintended access, use, disclosure, modification or destruction.
Our Technology Risk and Information Security (TRIS) program, which is our enterprise information security and cybersecurity program, is designed to (i) ensure the security, confidentiality, integrity and availability of our information and information systems; (ii) protect against any anticipated threats or hazards to the security, confidentiality, integrity or availability of such information; and (iii) protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to us, our colleagues or our customers. The program is built upon a foundation of advanced security technology, employs a highly trained team of experts, and is designed to operate in alignment with global regulatory requirements. The TRIS program includes controls designed to identify, protect, detect, respond to and recover from information security and cybersecurity incidents. We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities and engage in industry and government forums to promote advancements in our cybersecurity capabilities as well as the broader financial services cybersecurity ecosystem.
See “Cybersecurity” and “A major information or cybersecurity incident or an increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our products and services” under “Risk Factors” for additional information.
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
The Global Privacy Policy, which establishes the privacy framework and defines the American Express Data Protection & Privacy Principles, governs the way we collect, use, store, share, transmit, delete or otherwise process our customer and colleague personal data globally. Chaired by the Chief Privacy Officer, the Privacy Risk Management Committee, a sub-committee of the ORMC, provides oversight and governance for our privacy program.
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
To measure the sensitivity of net interest income to interest rate changes, we first project net interest income over the following twelve-month time horizon considering forecasted business growth and anticipated future market interest rates. The impact from rate changes is then measured by instantaneously increasing or decreasing the anticipated future interest rates by the amounts set forth in Table 23 below. Our current net interest income sensitivity analysis shows higher interest rates would have a detrimental impact on our net interest income. Our estimated repricing risk assumes that our interest-rate sensitive assets and liabilities that reprice within the twelve-month horizon generally reprice by the same magnitude, subject to applicable interest rate caps or floors, as benchmark rates change. It is further assumed that, within our interest-rate sensitive liabilities, certain deposits reprice at lower magnitudes than benchmark rate movements, and the magnitude of this repricing in turn could depend on, among other factors, the direction of rate movements. These assumptions are consistent with historical deposit repricing experience in the industry and within our own portfolio. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.
TABLE 23: SENSITIVITY ANALYSIS OF INTEREST RATE CHANGES ON ANNUAL NET INTEREST INCOME AS OF DECEMBER 31, 2023

(Millions)	Instantaneous Parallel Rate Shocks (a)
	+200bps	+100bps	-100bps	-200bps
	$(276)	$(105)	$74	$142
(a)Negative values represent a reduction in net interest income.
We use economic value of equity to inform us of the potential impacts from interest rate changes on the net present value of our assets and liabilities under a variety of interest rate scenarios. Economic value of equity is calculated based on our existing assets, liabilities and derivatives, and does not incorporate projected changes in our balance sheet. Key assumptions used in this calculation include the term structure of interest rates, as well as deposit repricing and liquidation profiles used to inform duration and cash flow schedules. The economic value of equity is calculated under multiple interest rate scenarios, including baseline and immediate upward and immediate downward interest rate shocks, to assess its sensitivity to changes in interest rates. Our current sensitivity profile demonstrates that our economic value of equity generally decreases in a declining interest rate scenario and increases in an increasing interest rate scenario. The level of this sensitivity is managed within board-approved policy limits.
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
These foreign exchange risks are managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pretax impacts from currency movements in the period in which they occur. As of December 31, 2023, foreign currency derivative instruments with total notional amounts of approximately $39 billion were outstanding.

With respect to Card Member spending and cross-currency transactions, including related foreign exchange forward contracts outstanding, the impact of a hypothetical 10 percent strengthening of the U.S. dollar would have been immaterial to projected earnings as of December 31, 2023. With respect to translation exposure of foreign subsidiary equity balances, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial reduction in other comprehensive income and equity as of December 31, 2023. With respect to anticipated earnings denominated in foreign currencies for the next twelve months, the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar would be approximately $242 million as of December 31, 2023.
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
Funding and liquidity risk is managed by the Funding and Liquidity Committee. To manage this risk, we seek to maintain access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that we can continuously meet our business requirements and expected future financing obligations for at least a twelve-month period under a variety of adverse circumstances. These include, but are not limited to, an event where we are unable to raise new funds under our regular funding programs during a substantial weakening in economic conditions. We consider the trade-offs between maintaining too much liquidity, which can be costly and limit financial flexibility, and having inadequate liquidity, which may result in financial distress during a liquidity event.
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
Our liquidity risk management processes are designed in alignment with regulatory guidelines. As discussed in more detail under “Supervision and Regulation — Enhanced Prudential Standards” and “— Capital and Liquidity Regulation” under “Business,” we anticipate becoming a Category III firm in 2024 under U.S. federal bank regulatory agencies’ rules that tailor the application of enhanced prudential standards, which would result in heightened capital, liquidity and prudential requirements, including more stringent liquidity risk management requirements.
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
CLIMATE-RELATED RISK
Environmental, social and governance (ESG) risks, with an emphasis on climate-related risk, are currently identified as an “emerging risk” within our risk governance framework. We define climate-related risk as: (1) risks related to the transition to a low-carbon economy, which may include extensive changes pertaining to policy, legal, technology, market and reputational risks, and (2) risks related to the physical impacts of climate change, typically driven by acute physical risks such as increased severity of extreme weather events (e.g., cyclones, hurricanes, floods) and chronic physical risks which are longer-term shifts in climate patterns (e.g., sea level rise, chronic heat waves). Such transition and physical risk events driven by climate change can have broad impact on our customers, operations, suppliers and business.
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
CECL requires that the R&S Period include an assumption about current and future economic conditions. We incorporate multiple macroeconomic scenarios provided to us by an independent third party. The estimated credit losses calculated from each macroeconomic scenario are reviewed each period and weighted to reflect management’s judgment about uncertainty surrounding these scenarios. These macroeconomic scenarios contain certain variables, including unemployment rates and real GDP, that are significant to our models.

Macroeconomic Sensitivity
To demonstrate the sensitivity of estimated credit losses to the macroeconomic scenarios, we compared our modeled estimates under a baseline scenario to that under a pessimistic downside scenario. As of December 31, 2023, for every 10 percentage points change in weighting from the baseline scenario to the pessimistic downside scenario, the estimated credit losses increased by approximately $160 million.
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
We periodically evaluate our liability estimation process and assumptions based on changes in cost per point redeemed, partner contract changes and developments in redemption patterns, which may be impacted by product refreshes, changes in redemption options and mix of proprietary cards-in-force.
The process of estimating the Membership Rewards liability includes a high degree of judgment. Actual redemptions and associated redemption costs could differ significantly from our estimates, resulting in either higher or lower Membership Rewards expense.
Changes in the Membership Rewards URR and WAC per point have the effect of either increasing or decreasing the liability through the current period Membership Rewards expense by an amount estimated to cover the cost of all points previously earned but not yet redeemed by current enrollees as of the end of the reporting period. As of December 31, 2023, an increase in the estimated URR of current enrollees of 25 basis points would increase the Membership Rewards liability and corresponding rewards expense by approximately $179 million. Similarly, an increase in the WAC per point of 1 basis point would increase the Membership Rewards liability and corresponding rewards expense by approximately $201 million.
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
Allocated service costs — Represents salaries and benefits associated with our technology and customer servicing groups, allocated based on activities directly attributable to our reportable operating segments, as well as overhead expenses, which are allocated to our reportable operating segments based on their relative levels of revenue and Card Member loans and receivables.
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
Capital ratios — Represents the minimum standards established by regulatory agencies as a measure to determine whether the regulated entity has sufficient capital to absorb on- and off-balance sheet losses beyond current loss accrual estimates. Refer to “Consolidated Capital Resources and Liquidity — Capital Strategy” above for further related definitions under Basel III.
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
Charge cards — Represents cards that generally carry no pre-set spending limits and are primarily designed as a method of payment and not as a means of financing purchases. Each transaction on a charge card with no pre-set spending limit is authorized based on its likely economics reflecting a Card Member’s most recent credit information and spend patterns. Charge Card Members must pay the full amount of balances billed each month, with the exception of balances that can be revolved under lending features offered on certain charge cards, such as Pay Over Time and Plan It, that allow Card Members to pay for eligible purchases with interest over time.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations and our ability to continue investing at high levels in areas that can drive sustainable growth (including our brand, value propositions, customers, colleagues, marketing, technology and coverage), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: macroeconomic conditions, such as recession risks, changes in interest rates, effects of inflation, labor shortages and strikes or higher rates of unemployment, supply chain issues, energy costs and fiscal and monetary policies; geopolitical instability, including the ongoing Ukraine and Israel wars and tensions involving China and the United States; the impact of any future contingencies, including, but not limited to, legal costs and settlements, the imposition of fines or monetary penalties, increases in Card Member remediation, investment gains or losses, restructurings, impairments and changes in reserves; issues impacting brand perceptions and our reputation; impacts related to new or renegotiated cobrand and other partner agreements and joint ventures; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense and the sustainability of our future growth, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: spending volumes and the spending environment not being consistent with expectations, including T&E spend growing slower than expected, further slowing in spend by U.S. small and mid-sized enterprise or U.S. large and global corporate customers, or a general slowdown or increase in volatility in consumer and business spending volumes; changes in foreign currency exchange rates; an inability to address competitive pressures, innovate and expand our products and services, leverage the advantages of our differentiated business model, attract customers across generations and age cohorts, including Millennial and Gen Z customers and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global merchant network; the effects of the end of the moratorium on student loan repayments; the impact of the decommissioning of one of our alternative payment solutions; and merchant discount rates changing by a greater or lesser amount than expected;
•net card fees not performing consistently with expectations, which could be impacted by, among other things, a deterioration in macroeconomic conditions impacting the ability and desire of Card Members to pay card fees; higher Card Member attrition rates; the pace of Card Member acquisition activity and demand for our fee-based products; and our inability to address competitive pressures, develop attractive premium value propositions and implement our strategy of refreshing card products, enhancing benefits and services and continuing to innovate with respect to our products;
•net interest income, the effects of changes in interest rates and the growth of loans and Card Member receivables outstanding, and the portion of which that is interest bearing, being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; our ability to effectively manage risk and enhance Card Member value propositions; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on Card Member loans not remaining consistent with current expectations; our deposit levels or the interest rates we offer on deposits changing from current expectations; and the effectiveness of our strategies to capture a greater share of existing Card Members’ spending and borrowings, and attract new, and retain existing, customers;
•future credit performance, the level of future delinquency, reserve and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; the ability and willingness of Card Members to pay amounts owed to us; changes in consumer behavior that affect loan and receivable balances (such as paydown and revolve rates); the credit profiles of new customers acquired; the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; collections capabilities and recoveries of previously written-off loans and receivables; and governmental actions providing forms of relief with respect to certain loans and fees and the termination of such actions;
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
•the actual amount we spend on marketing in the future, which will be based in part on continued changes in the macroeconomic and competitive environment and business performance; management’s decisions regarding the timing of spending on marketing and the effectiveness of management’s investment optimization process; management’s identification and assessment of attractive investment opportunities; management’s ability to develop attractive premium value propositions and drive customer demand; the receptivity of Card Members and prospective customers to advertising and customer acquisition initiatives; our ability to realize marketing efficiencies and balance expense control and investments in the business;
•our ability to control operating expenses, including relative to future revenue growth, and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; a persistent inflationary environment; our ability to realize operational efficiencies, including through automation; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities depending on overall business performance; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; restructuring activity; supply chain issues; fraud costs; compliance expenses and consulting, legal and other professional services fees, including as a result of litigation or internal and regulatory reviews; regulatory assessments; the level of M&A activity and related expenses, including the completion of our sale of Accertify Inc.; information or cybersecurity incidents; the payment of fines, penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the performance of Amex Ventures and other of our investments; impairments of goodwill or other assets; and the impact of changes in foreign currency exchange rates on costs, such as due to the devaluation of foreign currencies;
•our tax rate not remaining consistent with expectations, which could be impacted by, among other things, further changes in tax laws and regulation (or related legislative or regulatory inaction), the timing and manner of the implementation of tax guidelines by jurisdictions, our geographic mix of income, unfavorable tax audits and other unanticipated tax items;
•changes affecting our plans regarding the return of capital to shareholders, including increasing the level of our dividend, which will depend on factors such as our capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and new rulemakings and guidance from the Federal Reserve and other banking regulators, including changes to regulatory capital requirements, such as final rules resulting from the U.S. federal bank regulatory agencies’ capital rule proposal; our results of operations and financial condition; our credit ratings and rating agency considerations; required Company approvals; and the economic environment and market conditions in any given period;
•changes affecting the expected timing for closing the sale of Accertify Inc., the amount of the potential gain we recognize upon the closing and the portion of such gain management determines to reinvest back into our business, which will depend on regulatory and other approvals, consultation requirements, the execution of ancillary agreements, the cost and availability of financing for the purchaser to fund the transaction and the potential loss of key customers, vendors and other business partners and management’s decisions regarding future operations, strategies and business initiatives;
•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may materially impact the prices charged to merchants that accept American Express cards, the desirability of our premium card products, competition for new and existing cobrand relationships, competition with respect to new products, services and technologies, competition from new and non-traditional competitors and the success of marketing, promotion and rewards programs;
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
•our ability to expand merchant coverage globally and our success, as well as the success of OptBlue merchant processors and network partners, in signing merchants to accept American Express, which will depend on, among other factors, the value propositions offered to merchants and merchant acquirers for card acceptance, the awareness and willingness of Card

Members to use American Express cards at merchants, scaling marketing and expanding programs to increase card usage, identifying new-to-plastic industries and businesses as they form, working with commercial buyers and suppliers to establish B2B acceptance, increasing coverage in priority international cities and countries and key industry verticals, and executing on our plans in China and for continued technological developments, including capabilities that allow for greater digital integration and modernization of our authorization platform;
•our ability to successfully invest in and compete with respect to technological developments and digital payment and travel solutions, which will depend in part on our success in evolving our products and processes for the digital environment, developing new features in the Amex app and enhancing our digital channels, building partnerships and executing programs with other companies, effectively utilizing artificial intelligence and machine learning and increasing automation to address servicing and other customer needs, and supporting the use of our products as a means of payment through online and mobile channels, all of which will be impacted by investment levels, new product innovation and development and infrastructure to support new products, services, benefits and partner integrations;
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
•legal and regulatory developments, which could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or governance, or alter our relationships with Card Members, partners, merchants and other third parties, including our ability to continue certain cobrand relationships in the EU; exert further pressure on merchant discount rates and our network business; alter the competitive landscape; result in increased costs related to regulatory oversight and compliance, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or monetary penalties; materially affect capital or liquidity requirements, results of operations or ability to pay dividends; or result in harm to the American Express brand;
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners, merchants that represent a significant portion of our business, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as global economic and business conditions, consumer and business spending generally, unemployment rates, geopolitical conditions, including further escalations or widening of ongoing military conflicts, adverse developments affecting third parties, including other financial institutions, merchants or vendors, as well as severe weather conditions, natural disasters, power loss, disruptions in telecommunications, health pandemics, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances, deposit levels and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in “Risk Factors” and our other reports filed with the SEC.

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
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013).
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2023, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of American Express Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Express Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Reserves for Credit Losses on Card Member Loans
As described in Note 3 to the consolidated financial statements, reserves for credit losses on Card Member loans represent management’s estimate of the expected credit losses in the Company’s outstanding portfolio of Card Member loans as of the balance sheet date. The reserves for credit losses on Card Member loans was $5.1 billion as of December 31, 2023. Management estimates lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period) beyond the balance sheet date. As disclosed by management, in estimating expected credit losses, management uses a combination of statistically-based models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of the Company’s reserves relate to the determination of the appropriate R&S Period, the modeling of the probability of and exposure at default, and the methodology to incorporate current and future economic conditions. Management uses these models and assumptions, combined with historical loss experience, to determine the reserve rates that are applied to the outstanding loan balances to produce its reserves for expected credit losses. Within the R&S Period, the Company’s models use past loss experience and current and future economic conditions to estimate the probability of default, exposure at default and expected recoveries to estimate net losses at default. Beyond the R&S Period, expected credit losses are estimated by immediately reverting to long-term average loss rates. Management also estimates the likelihood and magnitude of recovery of previously written off loans considering how long ago the loan was written off and future economic conditions. Additionally, management evaluates whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as external conditions, emerging portfolio trends, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due accounts, or management risk actions.
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
Membership Rewards Liability
As described in Note 9 to the consolidated financial statements, the Membership Rewards liability represents management’s estimate of the cost of Membership Rewards points earned that are expected to be redeemed in the future. The Membership Rewards liability was $13.7 billion as of December 31, 2023. The weighted average cost (WAC) per point and the Ultimate Redemption Rate (URR) are key assumptions used to estimate the liability. As disclosed by management, the URR assumption is used by management to estimate the number of points earned that will ultimately be redeemed in future periods. Management uses statistical and actuarial models to estimate the URR based on redemption trends, card product type, enrollment tenure, card spend levels and credit attributes. The WAC per point assumption is derived from 12 months of redemptions and is adjusted as appropriate for certain changes in redemption costs that are not representative of future cost expectations and expected developments in redemption patterns.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 9, 2024
We have served as the Company’s auditor since 2005.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Millions, except per share amounts)	2023	2022	2021
Revenues
Non-interest revenues
Discount revenue	$33,416	$30,739	$24,563
Net card fees	7,255	6,070	5,195
Service fees and other revenue	5,005	4,521	3,316
Processed revenue	1,705	1,637	1,556
Total non-interest revenues	47,381	42,967	34,630
Interest income
Interest on loans	17,697	11,967	8,850
Interest and dividends on investment securities	128	96	83
Deposits with banks and other	2,158	595	100
Total interest income	19,983	12,658	9,033
Interest expense
Deposits	4,865	1,527	458
Long-term debt and other	1,984	1,236	825
Total interest expense	6,849	2,763	1,283
Net interest income	13,134	9,895	7,750
Total revenues net of interest expense	60,515	52,862	42,380
Provisions for credit losses
Card Member receivables	880	627	(73)
Card Member loans	3,839	1,514	(1,155)
Other	204	41	(191)
Total provisions for credit losses	4,923	2,182	(1,419)
Total revenues net of interest expense after provisions for credit losses	55,592	50,680	43,799
Expenses
Card Member rewards	15,367	14,002	11,007
Business development	5,657	4,943	3,762
Card Member services	3,968	2,959	1,993
Marketing	5,213	5,458	5,291
Salaries and employee benefits	8,067	7,252	6,240
Other, net	6,807	6,481	4,817
Total expenses	45,079	41,095	33,110
Pretax income	10,513	9,585	10,689
Income tax provision	2,139	2,071	2,629
Net income	$8,374	$7,514	$8,060
Earnings per Common Share — (Note 21)(a)
Basic	$11.23	$9.86	$10.04
Diluted	$11.21	$9.85	$10.02
Average common shares outstanding for earnings per common share:
Basic	735	751	789
Diluted	736	752	790
(a)Represents net income less (i) earnings allocated to participating share awards of $64 million, $57 million and $56 million for the years ended December 31, 2023, 2022 and 2021, respectively, (ii) dividends on preferred shares of $58 million, $57 million and $71 million for the years ended December 31, 2023, 2022 and 2021, respectively, and (iii) equity-related adjustments of $16 million related to the redemption of preferred shares for the year ended December 31, 2021.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Millions)	2023	2022	2021
Net income	$8,374	$7,514	$8,060
Other comprehensive income (loss):
Net unrealized debt securities gains (losses), net of tax	50	(87)	(42)
Foreign currency translation adjustments, net of hedges and tax	51	(230)	(163)
Net unrealized pension and other postretirement benefits, net of tax	37	52	155
Other comprehensive income (loss)	138	(265)	(50)
Comprehensive income	$8,512	$7,249	$8,010
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 31 (Millions, except share data)	2023	2022
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2023, nil; 2022, $5)	$7,118	$5,510
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2023, nil; 2022, $318)	39,312	28,097
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2023, $66; 2022, $54)	166	307
Total cash and cash equivalents (includes restricted cash: 2023, $514; 2022, $544)	46,596	33,914
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2023, $4,587; 2022, $5,193), less reserves for credit losses: 2023, $174; 2022, $229	60,237	57,384
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2023, $28,590; 2022, $28,461), less reserves for credit losses: 2023, $5,118; 2022, $3,747	120,877	104,217
Other loans, less reserves for credit losses: 2023, $126; 2022, $59	6,960	5,357
Investment securities	2,186	4,578
Premises and equipment, less accumulated depreciation and amortization: 2023, $9,911; 2022, $9,850	5,138	5,215
Other assets, less reserves for credit losses: 2023, $27; 2022, $22	19,114	17,689
Total assets	$261,108	$228,354
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$129,144	$110,239
Accounts payable	13,109	12,133
Short-term borrowings	1,293	1,348
Long-term debt (includes debt issued by consolidated variable interest entities: 2023, $13,426; 2022, $12,662)	47,866	42,573
Other liabilities	41,639	37,350
Total liabilities	$233,051	$203,643
Contingencies and Commitments (Note 12)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of December 31, 2023 and 2022 (Note 16)	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 723 million shares as of December 31, 2023 and 743 million shares as of December 31, 2022	145	149
Additional paid-in capital	11,372	11,493
Retained earnings	19,612	16,279
Accumulated other comprehensive income (loss)	(3,072)	(3,210)
Total shareholders’ equity	28,057	24,711
Total liabilities and shareholders’ equity	$261,108	$228,354
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2023	2022	2021
Cash Flows from Operating Activities
Net income	$8,374	$7,514	$8,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	4,923	2,182	(1,419)
Depreciation and amortization	1,651	1,626	1,695
Stock-based compensation	450	375	330
Deferred taxes	(1,329)	(1,189)	294
Other items (a)	664	365	(772)
Originations of loans held-for-sale	(54)	(277)	—
Proceeds from sales of loans held-for-sale	59	277	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	(1,244)	1,391	1,068
Accounts payable & other liabilities	5,065	8,815	5,389
Net cash provided by operating activities	18,559	21,079	14,645
Cash Flows from Investing Activities
Sale of investments	2	26	62
Maturities and redemptions of investments	3,888	1,892	20,032
Purchase of investments	(1,572)	(4,175)	(1,517)
Net increase in Card Member loans and receivables, and other loans (b)	(25,124)	(29,562)	(27,557)
Purchase of premises and equipment, net of sales: 2023, $2; 2022, $1; 2021, $88	(1,563)	(1,855)	(1,550)
Net (Acquisitions)/dispositions, net of cash acquired	(64)	(15)	1
Net cash used in investing activities	(24,433)	(33,689)	(10,529)
Cash Flows from Financing Activities
Net increase (decrease) in customer deposits	18,915	25,902	(2,468)
Net (decrease) increase in short-term borrowings (b)	(105)	(706)	461
Proceeds from long-term debt	15,674	23,230	7,788
Payments of long-term debt	(10,703)	(18,906)	(11,662)
Issuance of American Express preferred shares	—	—	1,584
Redemption of American Express preferred shares	—	—	(1,600)
Issuance of American Express common shares	28	56	64
Repurchase of American Express common shares and other	(3,650)	(3,502)	(7,652)
Dividends paid	(1,780)	(1,565)	(1,448)
Net cash provided by (used in) financing activities	18,379	24,509	(14,933)
Effect of foreign currency exchange rates on cash and cash equivalents	177	(13)	(120)
Net increase (decrease) in cash and cash equivalents	12,682	11,886	(10,937)
Cash and cash equivalents at beginning of year	33,914	22,028	32,965
Cash and cash equivalents at end of year	$46,596	$33,914	$22,028
(a)Includes gains and losses on fair value hedges, losses on tax credit investments, net gains and losses on Amex Ventures investments and changes in equity method investments.
(b)Excludes an increase of $117 million related to non-cash activity during 2023.
Net income taxes paid during 2023, 2022 and 2021 were $3.3 billion, $3.0 billion and $1.6 billion, respectively, and interest paid primarily related to Debt and Customer deposits for the same periods were $6.4 billion, $2.2 billion and $1.1 billion, respectively.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2020	$22,984	$—	$161	$11,881	$(2,895)	$13,837
Net income	8,060	—	—	—	—	8,060
Other comprehensive loss	(50)	—	—	—	(50)	—
Preferred shares issued	1,584	—	—	1,584	—	—
Redemption of preferred shares	(1,600)	—	—	(1,584)	—	(16)
Repurchase of common shares	(7,598)	—	(9)	(631)	—	(6,958)
Other changes, primarily employee plans	227	—	1	245	—	(19)
Cash dividends declared preferred Series B, $36,419.41 per share	(27)	—	—	—	—	(27)
Cash dividends declared preferred Series C, $26,317.47 per share	(23)	—	—	—	—	(23)
Cash dividends declared preferred Series D, $13,213.89 per share	(21)	—	—	—	—	(21)
Cash dividends declared common, $1.72 per share	(1,359)	—	—	—	—	(1,359)
Balances as of December 31, 2021	22,177	—	153	11,495	(2,945)	13,474
Net income	7,514	—	—	—	—	7,514
Other comprehensive loss	(265)	—	—	—	(265)	—
Repurchase of common shares	(3,332)	—	(4)	(302)	—	(3,026)
Other changes, primarily employee plans	242	—	—	300	—	(58)
Cash dividends declared preferred Series D, $35,993.05 per share	(57)	—	—	—	—	(57)
Cash dividends declared common, $2.08 per share	(1,568)	—	—	—	—	(1,568)
Balances as of December 31, 2022	24,711	—	149	11,493	(3,210)	16,279
Net income	8,374	—	—	—	—	8,374
Other comprehensive income	138	—	—	—	138	—
Repurchase of common shares	(3,519)	—	(4)	(334)	—	(3,181)
Other changes, primarily employee plans	181	—	—	213	—	(32)
Cash dividends declared preferred Series D, $35,993.05 per share	(58)	—	—	—	—	(58)
Cash dividends declared common, $2.40 per share	(1,770)	—	—	—	—	(1,770)
Balances as of December 31, 2023	$28,057	$—	$145	$11,372	$(3,072)	$19,612
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
In cases where the merchant acquirer is a third party, we receive a network rate fee in our settlement with the merchant acquirer, which is negotiated between us and that merchant acquirer and is recorded as discount revenue at the time the Card Member transaction occurs.
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

Contra-revenue
Payments made pursuant to contractual arrangements with our merchants, network partners and other customers are classified as contra-revenue, except where we receive goods, services or other benefits for which the fair value is determinable and measurable, in which case they are recorded as expense.
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
Interest Expense
Interest expense includes interest incurred primarily to fund Card Member loans and receivables, general corporate purposes and liquidity needs, and is recognized as incurred. Interest expense is divided principally into two categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions and (ii) debt, which primarily relates to interest expense on our long-term debt and short-term borrowings, as well as the realized impact of derivatives used to hedge interest rate risk on our long-term debt.
Card Member Rewards
We issue credit, charge and debit cards that allow Card Members to participate in various rewards programs (e.g., Membership Rewards, cash back and cobrand). Rewards expense is recognized in the period Card Members earn rewards, generally by spending on their enrolled card products. For Membership Rewards and cash back, we record a liability that represents the rewards that are expected to be redeemed, as well as, for Membership Rewards, the estimated cost of points earned. For cobrand, we record a liability based primarily on rewards earned on Card Member spending on cobrand cards, and make associated payments to our cobrand partners. The partner is liable for providing rewards to the Card Member under the cobrand partner’s own loyalty program. Card Member rewards liabilities are impacted over time by enrollment levels, attrition, the volume of points earned and redeemed, and the associated redemption costs. Changes in the Card Member rewards liabilities during the period are taken as an increase or decrease to the Card Member rewards expense in the Consolidated Statements of Income.
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
Prior to completing the annual assessment of goodwill for impairment, we perform a recoverability test of certain long-lived assets. We have historically evaluated goodwill for impairment annually as of June 30, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of one or more of our reporting units below its carrying value. In the fourth quarter of 2023, we changed our annual impairment assessment date to November 1 for all reporting units. The change in the annual testing date for goodwill impairment is considered a change in accounting principle, which we believe is preferable as the new date better aligns with our long-term planning and forecasting process. We have determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each November 1 of the prior reporting periods without the use of hindsight. As such, we prospectively applied the change in annual goodwill impairment testing date beginning November 1, 2023. The change in assessment date did not delay, accelerate or avoid a potential impairment charge.
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
The quantitative assessment compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the reporting unit’s fair value, an impairment loss is recognized for the amount over and above the reporting unit’s fair value.
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
During the year ended December 31, 2023, we performed assessments for each reporting unit in connection with our annual goodwill impairment evaluation as of both June 30, 2023 and November 1, 2023, in accordance with the change in goodwill impairment testing date. As of both testing dates, we determined that it was more likely than not that the fair values of each of our reporting units exceeded their carrying values and accordingly no impairment was recognized.
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

RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
Effective January 1, 2023, we adopted new accounting guidance on troubled debt restructurings (TDR) and vintage disclosures on a prospective basis. The new guidance eliminated the existing TDR guidance for those entities that have adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, created a single loan modification accounting model and enhanced disclosure requirements for loan modifications and write-offs. The implementation did not have a material impact to our Consolidated Financial Statements. Refer to Note 2 for further information, including the enhanced disclosures.
In March 2023, the Financial Accounting Standards Board issued updated accounting guidance to allow the proportional amortization method (PAM) to be applied to tax credit structures beyond low-income housing tax credit (LIHTC) investments. Having implemented PAM in relation to LIHTC investments in January 2021, we early adopted the updated guidance with respect to other qualifying investments in the fourth quarter of 2023. The impact of this change is immaterial to our Consolidated Financial Statements, therefore we implemented the updated guidance on a prospective basis.
In November 2023, the Financial Accounting Standards Board issued updated accounting guidance for Segment Reporting, effective January 1, 2024, with early adoption permitted. The updated guidance requires enhanced disclosures for significant expenses by reportable operating segment. Significant expense categories and amounts are those regularly provided to the chief operating decision maker (CODM) and included in the measure of a segment’s profit or loss. The updated guidance will also require us to disclose the title and position of our CODM, including an explanation of how our CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. We plan to adopt the new standard for the annual reporting period beginning January 1, 2024, and for interim periods beginning January 1, 2025. The updated guidance is not expected to have a material impact to our Consolidated Financial Statements.
In December 2023, the Financial Accounting Standards Board issued updated accounting guidance on Disclosures for Income Taxes, effective January 1, 2025, with early adoption permitted. The updated guidance requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state and foreign). We are currently assessing the updated guidance, however it is not expected to have a material impact to our Consolidated Financial Statements.

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
Other loans are recorded at the time any extension of credit is provided to consumer and commercial customers for non-card financing products. These loans have a range of fixed terms such as interest rates, fees and repayment periods. Borrowers are typically required to make pre-established monthly payments over the term of the loan. Non-card financing products are not associated with a Card Member agreement, and instead are governed by a separate borrowing relationship. Other loans are presented on the Consolidated Balance Sheets net of reserves for credit losses and include principal and any related accrued interest and fees.
Card Member and Other loans as of December 31, 2023 and 2022 consisted of:

(Millions)	2023	2022
Consumer (a)	$98,111	$84,964
Small Business	27,833	22,947
Corporate	51	53
Card Member loans	125,995	107,964
Less: Reserves for credit losses	5,118	3,747
Card Member loans, net	$120,877	$104,217
Other loans, net (b)	$6,960	$5,357
(a)Includes approximately $28.6 billion and $28.5 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of December 31, 2023 and 2022, respectively.
(b)Other loans are presented net of reserves for credit losses of $126 million and $59 million as of December 31, 2023 and 2022, respectively.

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
Card Member receivables as of December 31, 2023 and 2022 consisted of:

(Millions)	2023	2022
Consumer	$25,578	$22,885
Small Business	19,286	19,629
Corporate(a)	15,547	15,099
Card Member receivables	60,411	57,613
Less: Reserves for credit losses	174	229
Card Member receivables, net	$60,237	$57,384
(a)Includes $4.6 billion and $5.2 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of December 31, 2023 and 2022, respectively.

CARD MEMBER LOANS AND RECEIVABLES AGING
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of December 31, 2023 and 2022:

2023 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$96,779	$420	$298	$614	$98,111	$393	$344
Small Business	27,444	133	85	171	27,833	109	95
Corporate (a)	(b)	(b)	(b)	—	51	—	—
Card Member Receivables:
Consumer	25,355	70	47	106	25,578	—	—
Small Business	$19,020	$104	$62	$100	$19,286	$—	$—
Corporate (a)	(b)	(b)	(b)	$67	$15,547	$—	$—

2022 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Consumer	$84,102	$281	$198	$383	$84,964
Small Business	22,731	81	49	86	22,947
Corporate (a)	(b)	(b)	(b)	—	53
Card Member Receivables:
Consumer	22,634	83	56	112	22,885
Small Business	$19,330	$120	$69	110	19,629
Corporate (a)	(b)	(b)	(b)	$85	$15,099
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
(d)Non-accrual loans primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest.

CREDIT QUALITY INDICATORS FOR CARD MEMBER LOANS AND RECEIVABLES
The following tables present the key credit quality indicators as of or for the years ended December 31:

	2023			2022
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Consumer	1.8%	2.2%	1.4%	0.9%	1.2%	1.0%
Small Business	1.7%	1.9%	1.4%	0.7%	0.8%	0.9%
Card Member Receivables:
Consumer	1.5%	1.6%	0.9%	0.8%	0.9%	1.1%
Small Business	2.2%	2.4%	1.4%	1.1%	1.2%	1.5%
Corporate	(b)	0.6%	(c)	(b)	0.4%	(c)
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.4% and 0.6% as of December 31, 2023 and 2022, respectively.
Refer to Note 3 for additional indicators, including external qualitative factors, management considers in its evaluation process for reserves for credit losses.

LOANS AND RECEIVABLES RESTRUCTURINGS FOR BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
Effective January 1, 2023, we prospectively adopted the new guidance that eliminated the recognition and measurement of TDRs. Following the adoption of this guidance, we evaluate all loans and receivables restructurings according to the accounting guidance for loan refinancing and restructuring to determine whether such loan modification should be accounted for as a new loan or a continuation of the existing loan. Our loans and receivables restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan, which reflects the ongoing effort to support our customer and recover our investment in the existing loan.
We offer several types of loans and receivables modification programs to customers experiencing financial difficulty. In such instances, we may modify loans and receivables with the intention to minimize losses and improve collectability, while providing customers with temporary or permanent financial relief.
Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the loan is characterized as non-accrual) and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of December 31, 2023, we had $83 million of unused credit available to customers with loans and receivables modified during the year ended December 31, 2023. In accordance with the modification agreement with the customer, loans and/or receivables may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.
The following table provides information relating to loans and receivables modifications for borrowers experiencing financial difficulty during the year ended December 31, 2023:

	As of December 31, 2023
2023 (Millions)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$1,572	1.6%	16.4%	(b)
Small Business	550	2.0%	15.9%	(b)
Corporate	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	346	1.4%	(c)	27
Small Business	543	2.8%	(c)	28
Corporate	13	0.1%	(c)	9
Other Loans	23	0.3%	—	18
Interest Rate Reduction and Term Extension
Other Loans	$42	0.6%	2.1%	20
Total	$3,089

(a)Represents the outstanding balances as of December 31, 2023 of all modifications undertaken in the last year for loans and receivables that remain in modification programs as of, or that defaulted on or before, December 31, 2023. The outstanding balances include principal, fees and accrued interest on loans and principal and fees on receivables. Modifications did not reduce the principal balance.
(b)For Card Member loans, there have been no payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

The following table provides information with respect to loans and receivables modified on or after January 1, 2023 that subsequently defaulted in the period presented. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program.

	As of December 31, 2023
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card Member Loans
Consumer	$53	(b)	$—	$53
Small Business	20	(b)	—	20
Corporate	—	(b)	—	—
Card Member Receivables
Consumer	(c)	9	—	9
Small Business	(c)	14	—	14
Corporate	(c)	—	—	—
Other Loans	—	—	1	1
Total	$73	$23	$1	$97
(a)Represents the outstanding balances as of December 31, 2023 of all modifications undertaken on or after January 1, 2023 and subsequently defaulted in the past year. The outstanding balance includes principal, fees and accrued interest on loans and principal and fees on receivables.
(b)For Card Member loans, there have been no payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.
The following table provides information relating to the performance of loans and receivables that were modified on or after January 1, 2023.

	As of December 31, 2023
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,433	$103	$36
Small Business	489	45	16
Corporate	—	—	—
Card Member Receivables:
Consumer	314	25	7
Small Business	479	52	12
Corporate	11	2	—
Other Loans	59	4	2
Total	$2,785	$231	$73
(a)Represents the outstanding balances as of December 31, 2023 of all modifications undertaken on or after January 1, 2023 for loans and receivables that remain in modification programs as of, or that defaulted on or before, December 31, 2023. The outstanding balance includes principal, fees and accrued interest on loans and principal and fees on receivables

TROUBLED DEBT RESTRUCTURING DISCLOSURES PRIOR TO ADOPTION OF THE NEW LOAN MODIFICATION GUIDANCE
Prior to adoption of the new loan modification guidance, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. Loans that were classified as a TDR prior to adoption will continue to be accounted for under the historical TDR accounting until the loan is entirely paid off or written off.
The following tables provide additional information with respect to our impaired loans and receivables as of December 31, 2022 and 2021:

	As of December 31, 2022
			Accounts Classified as a TDR (c)
2022 (Millions)	Over 90 days Past Due & Accruing Interest (a)	Non- Accruals (b)	In Program (d)	Out of Program (e)	Total Impaired Balance	Reserve for Credit Losses- TDRs
Card Member Loans
Consumer	252	155	781	1,098	2,286	335
Small Business	54	34	267	380	735	108
Corporate	—	—	—	—	—	—
Card Member Receivables
Consumer	—	—	257	179	436	20
Small Business	—	—	403	402	805	40
Corporate	—	—	6	7	13	1
Other Loans	3	2	19	2	26	—
Total	309	$191	1,733	$2,068	$4,301	$504

	As of December 31, 2021
			Accounts Classified as a TDR (c)
2021 (Millions)	Over 90 days Past Due & Accruing Interest (a)	Non- Accruals (b)	In Program (d)	Out of Program (e)	Total Impaired Balance	Reserve for Credit Losses- TDRs
Card Member Loans
Consumer	149	82	708	997	1,936	415
Small Business	19	14	176	332	541	132
Corporate	—	—	—	—	—	—
Card Member Receivables
Consumer	—	—	133	130	263	9
Small Business	—	—	247	297	544	39
Corporate	—	—	1	6	7	—
Other Loans	1	—	67	2	70	1
Total	169	$96	1,332	$1,764	$3,361	$596
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
(c)Accounts classified as a TDR include $48 million and $41 million that were over 90 days past due and accruing interest and $17 million and $19 million that were non-accruals as of December 31, 2022 and 2021, respectively.
(d)In Program TDRs include accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $1,922 million and $1,621 million of accounts that have successfully completed a modification program and $146 million and $143 million of accounts that were not in compliance with the terms of the modification programs as of December 31, 2022 and 2021, respectively.

LOANS AND RECEIVABLES MODIFIED AS TDRs PRIOR TO ADOPTION OF THE NEW LOAN MODIFICATION GUIDANCE
The following tables provide additional information with respect to loans and receivables that were modified as TDRs during the years ended December 31, 2022 and 2021:

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
LOANS AND RECEIVABLES MODIFIED AND SUBSEQUENTLY DEFAULTED PRIOR TO ADOPTION OF THE NEW LOAN MODIFICATION GUIDANCE
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
We use a combination of statistically-based models that incorporate current and future economic conditions throughout the R&S Period. The process of estimating expected credit losses is based on several key models: Probability of Default (PD), Exposure at Default (EAD) and future recoveries for each month of the R&S Period. Beyond the R&S Period, we estimate expected credit losses by immediately reverting to long-term average loss rates.
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
Lifetime losses for most of our loans and receivables are evaluated at an appropriate level of granularity, including assessment on a pooled basis where financial assets share similar risk characteristics, such as past spend and remittance behaviors, credit bureau scores where available, delinquency status, tenure of balance outstanding, amongst others. Credit losses on accrued interest are measured and presented as part of Reserves for credit losses on the Consolidated Balance Sheets and within the Provisions for credit losses in the Consolidated Statements of Income, rather than reversing interest income. Separate models are used for accounts deemed a troubled debt restructuring, which are measured individually and incorporate a discounted cash flow model. See Note 2 for information on TDRs.
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

The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Fourth quarter of 2023	4%	3% - 8%	1%	6% - 0.2%
First quarter of 2024	3% - 6%	3% - 8%	4% - (3)%	2% - 0.3%
Fourth quarter of 2024	3% - 8%	3% - 7%	3% - 1%	3% - 2%
Fourth quarter of 2025	3% - 7%	3% - 6%	2%	4% - 3%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
CHANGES IN CARD MEMBER LOANS RESERVE FOR CREDIT LOSSES
Card Member loans reserve for credit losses increased for the year ended December 31, 2023, primarily driven by an increase in loans outstanding and higher delinquencies.
Card Member loans reserve for credit losses increased for the year ended December 31, 2022, primarily driven by an increase in loans outstanding, higher delinquencies and changes in macroeconomic forecasts at that time, partially offset by the release of COVID-19 pandemic-driven reserves.
The following table presents changes in the Card Member loans reserve for credit losses for the years ended December 31:

(Millions)	2023	2022	2021
Beginning Balance	$3,747	$3,305	$5,344
Provisions(a)	3,839	1,514	(1,155)
Net write-offs (b)
Principal	(2,043)	(837)	(672)
Interest and fees	(443)	(229)	(207)
Other(c)	18	(6)	(5)
Ending Balance	$5,118	$3,747	$3,305
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $537 million, $539 million and $657 million for the years ended December 31, 2023, 2022 and 2021, respectively. Recoveries of interest and fees were not significant.
(c)Primarily includes foreign currency translation adjustments of $18 million for the year ended December 31, 2023, and $(6) million for both the years ended December 31, 2022 and 2021.

CHANGES IN CARD MEMBER RECEIVABLES RESERVE FOR CREDIT LOSSES
Card Member receivables reserve for credit losses decreased for the year ended December 31, 2023, primarily driven by lower delinquencies, partially offset by an increase in receivables outstanding.

Card Member receivables reserve for credit losses increased for the year ended December 31, 2022, primarily driven by higher delinquencies and an increase in receivables outstanding.
The following table presents changes in the Card Member receivables reserve for credit losses for the years ended December 31:

(Millions)	2023	2022	2021
Beginning Balance	$229	$64	$267
Provisions (a)	880	627	(73)
Net write-offs (b)	(937)	(462)	(129)
Other (c)	2	—	(1)
Ending Balance	$174	$229	$64
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $297 million, $257 million and $378 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(c)Primarily includes foreign currency translation adjustments of $1 million, $2 million and $(1) million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 4
INVESTMENT SECURITIES
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. The methodology for estimating credit losses for available for sale debt securities requires us to estimate lifetime credit losses for all available-for-sale debt securities in an unrealized loss position. When estimating a security’s probability of default and the recovery rate, we assess the security’s credit indicators, including credit ratings. If our assessment indicates that an estimated credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the estimated credit loss through the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $5 million and $12 million as of December 31, 2023 and 2022, respectively, presented as Other assets on the Consolidated Balance Sheets.
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
Refer to Note 14 for a description of our methodology for determining the fair value of investment securities.
The following is a summary of investment securities as of December 31:

	2023				2022
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$61	$—	$(6)	$55	$64	$—	$(10)	$54
U.S. Government agency obligations	4	—	—	4	5	—	—	5
U.S. Government treasury obligations	1,217	1	(12)	1,206	3,859	—	(73)	3,786
Mortgage-backed securities (a)	12	—	(1)	11	13	—	—	13
Foreign government bonds and obligations	770	—	—	770	633	—	(1)	632
Other (b)	74	—	—	74	47	—	—	47
Equity securities (c)(d)	60	16	(10)	66	50	—	(9)	41
Total	$2,198	$17	$(29)	$2,186	$4,671	$—	$(93)	$4,578
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.
(d)During the third quarter of 2023, certain equity securities were reclassified from Other assets to Investment securities following the completion of transactions pursuant to which the issuers of the securities became public companies. The investments had a fair value of $24 million with an associated cost basis of $10 million as of December 31, 2023. The gross unrealized gain and loss amounts include net unrealized gains of $37 million that were recognized prior to such transactions.

The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023 and 2022:

	2023				2022
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$33	$(6)	$52	$(10)	$—	$—
U.S. Government treasury obligations	—	—	1,114	(12)	3,710	(72)	52	(1)
Mortgage-backed securities	—	—	7	(1)	—	—	—	—
Foreign government bonds and obligations	—	—	—	—	549	(1)	—	—
Total	$—	$—	$1,154	$(19)	$4,311	$(83)	$52	$(1)
The gross unrealized losses on our available-for-sale debt securities are primarily attributable to an increase in the current benchmark interest rate. Overall, for the available-for-sale debt securities in gross unrealized loss positions, (i) we do not intend to sell the securities, (ii) it is more likely than not that we will not be required to sell the securities before recovery of the unrealized losses and (iii) we expect that the contractual principal and interest will be received on the securities. We concluded that there was no credit loss attributable to the securities in an unrealized loss position for the periods presented.
The following table summarizes the gross unrealized losses for available-for-sale debt securities by ratio of fair value to amortized cost as of December 31, 2023 and 2022:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2023:
90%–100%	—	$—	$—	69	$1,140	$(14)	69	$1,140	$(14)
Less than 90%	—	—	—	2	14	(5)	2	14	(5)
Total as of December 31, 2023	—	$—	$—	71	$1,154	$(19)	71	$1,154	$(19)
2022:
90%–100%	74	$4,287	$(74)	3	$52	$(1)	77	$4,339	$(75)
Less than 90%	14	24	(9)	—	—	—	14	24	(9)
Total as of December 31, 2022	88	$4,311	$(83)	3	$52	$(1)	91	$4,363	$(84)
Weighted average yields and contractual maturities for available-for-sale debt securities with stated maturities as of December 31, 2023 were as follows:

(Millions)	Due within 1 year	Due after 1 year but within 5 years	Due after 5 years but within 10 years	Due after 10 years	Total
State and municipal obligations (a)	$—	$1	$20	$34	$55
U.S. Government agency obligations (a)	—	—	—	4	4
U.S. Government treasury obligations	1,010	194	2	—	1,206
Mortgage-backed securities (a)(b)	—	—	—	11	11
Foreign government bonds and obligations	768	2	—	—	770
Other (c)	—	64	10	—	74
Total Estimated Fair Value	$1,778	$261	$32	$49	$2,120

Total Cost	$1,784	$265	$33	$56	$2,138
Weighted average yield (d)	4.68%	3.17%	4.76%	2.80%	4.44%
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. Refer to Note 1 for further details on the principles of consolidation. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests in the Lending Trust was $15.3 billion and $16.0 billion as of December 31, 2023 and 2022, respectively, and in the Charge Trust was $4.6 billion and $5.2 billion as of December 31, 2023 and 2022, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
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
Restricted cash and cash equivalents held by the Lending Trust was $66 million and $59 million as of December 31, 2023 and 2022, respectively, and by the Charge Trust was nil as of both December 31, 2023 and 2022. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the years ended December 31, 2023 and 2022, no such triggering events occurred.

NOTE 6
OTHER ASSETS
The following is a summary of Other assets as of December 31:

(Millions)	2023	2022
Goodwill	$3,851	$3,786
Other intangible assets, at amortized cost	98	146
Other (a)	15,165	13,757
Total	$19,114	$17,689
(a)Primarily includes net deferred tax assets, other receivables net of reserves, investments in non-consolidated entities, prepaid assets, tax credit investments and right-of-use lease assets.
GOODWILL
The changes in the carrying amount of goodwill reported in our reportable operating segments were as follows:

(Millions)	USCS	CS	ICS	GMNS	Total
Balance as of December 31, 2021	$368	$2,123	$753	$560	$3,804
Acquisitions	13	—	—	—	13
Dispositions	—	—	—	—	—
Other (a)	(2)	(1)	(28)	—	(31)
Balance as of December 31, 2022	$379	$2,122	$725	$560	$3,786
Acquisitions	—	30	—	18	48
Dispositions	—	—	—	—	—
Other (a)	—	(1)	18	—	17
Balance as of December 31, 2023	$379	$2,151	$743	$578	$3,851
(a)Primarily includes foreign currency translation.
Accumulated impairment losses were $221 million as of both December 31, 2023 and 2022.
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
The gross carrying amount for other intangible assets as of December 31, 2023 and 2022 was $717 million and $720 million, respectively, with accumulated amortization of $619 million and $574 million, respectively.
Amortization expense was $49 million, $51 million and $57 million for the years ended December 31, 2023, 2022 and 2021, respectively. For other intangible assets on the Consolidated Balance Sheets as of December 31, 2023, amortization expense is expected to be $44 million in 2024, $21 million in 2025, $11 million in 2026, $9 million in 2027, $4 million in 2028 and $8 million thereafter.

TAX CREDIT INVESTMENTS

We hold tax credit investments that promote affordable housing, community development, and small businesses that foster economic growth in underserved areas and support compliance with the Community Reinvestment Act by our U.S. bank subsidiary, American Express National Bank (AENB). These investments generate a return primarily through the realization of income tax credits and other income tax benefits.

As of December 31, 2023 and 2022, we had $1,369 million and $1,207 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, comprised of LIHTC investments (previously referred to as Qualified Affordable Housing investments) and other qualifying investments. We account for such tax credit investments using the Proportional Amortization Method, which we elected to implement prospectively on January 1, 2021 for LIHTC investments and in the fourth quarter of 2023 for other qualifying investments.

As of December 31, 2023 and 2022, $1,126 million and $1,042 million of our tax credit investments, respectively, related to investments in unconsolidated VIEs for which we do not have a controlling financial interest.

As of December 31, 2023, we committed to provide funding related to certain of our tax credit investments, which is expected to be paid between 2024 and 2040, resulting in $573 million in unfunded commitments reported in Other liabilities, of which $409 million specifically related to unconsolidated VIEs.

In addition, as of December 31, 2023, we had contractual off-balance sheet obligations to provide additional funding up to $3 million for these tax credit investments, fully related to unconsolidated VIEs. We may be required to fund these amounts between 2024 and 2034.

The following table presents tax credit investment expenses and associated income tax credits and other income tax benefits for the years ended December 31:

(Millions)	2023	2022	2021
Proportional amortization recognized in tax provision	$185	$161	$226
Equity method expenses recognized in Other, net expenses	$—	$9	$13
Income tax credits and Other income tax benefits (a) recognized in tax provision	$204	$196	$182
(a)Other income tax benefits are a result of tax deductible expenses generated by our tax credit investments.

Income tax credits and other income tax benefits associated with our tax credit investments are also recognized in the Consolidated Statements of Cash Flows in the Operating activities section primarily under Accounts payable and other liabilities.

NOTE 7
CUSTOMER DEPOSITS
As of December 31, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2023	2022
U.S.:
Interest-bearing	$128,146	$109,119
Non-interest-bearing (includes Card Member credit balances of: 2023, $495; 2022, $605)	557	663
Non-U.S.:
Interest-bearing	12	15
Non-interest-bearing (includes Card Member credit balances of: 2023, $426; 2022, $439)	429	442
Total customer deposits	$129,144	$110,239
Customer deposits by deposit type as of December 31 were as follows:

(Millions)	2023	2022
U.S. retail deposits:
Savings and transaction accounts	$93,722	$76,731
Certificates of deposit:
Direct	5,557	2,760
Third-party (brokered)	12,960	13,331
Sweep accounts ― Third-party (brokered)	15,907	16,297
Total U.S. retail deposits	$128,146	$109,119
Other deposits	77	76
Card Member credit balances	921	1,044
Total customer deposits	$129,144	$110,239
The scheduled maturities of certificates of deposit as of December 31, 2023 were as follows:

(Millions)	2024	2025	2026	2027	2028	After 5 years	Total
Certificates of deposit (a)	$11,740	$4,370	$933	$776	$704	$—	$18,523
(a)Includes $6 million of non-U.S. direct certificates of deposit as of December 31, 2023.
As of December 31, 2023 and 2022, certificates of deposit in denominations that met or exceeded the insured limit were $1.8 billion and $1.0 billion, respectively.

NOTE 8
DEBT
SHORT-TERM BORROWINGS
Our short-term borrowings outstanding, defined as borrowings with original contractual maturity dates of less than one year, as of December 31 were as follows:

	2023		2022
(Millions, except percentages)	Outstanding Balance	Year-End Stated Interest Rate on Debt (a)	Outstanding Balance	Year-End Stated Interest Rate on Debt (a)
Short-term borrowings (b)	$1,293	1.03%	$1,348	0.94%
Total	$1,293	1.03%	$1,348	0.94%
(a)For floating-rate issuances, the stated interest rates are weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2023 and 2022.
(b)Includes borrowings from banks and book overdrafts with banks, which represents negative cash balances for accounts with an associated overdraft facility, due to timing differences arising in the ordinary course of business.

As of December 31, 2023, we maintained a three-year committed, revolving, secured borrowing facility, with a maturity date of September 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible certificates issued from the Lending Trust. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. The facility was undrawn as of both December 31, 2023 and 2022. Additionally, certain of our subsidiaries maintained total committed lines of credit of $185 million and $186 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, nil and $20.9 million were drawn on these committed lines, respectively.
We paid $12.0 million and $7.8 million in fees to maintain the secured borrowing facility in 2023 and 2022, respectively. The committed facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on our credit rating.

LONG-TERM DEBT
Our long-term debt outstanding, defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:

	2023				2022
(Millions, except percentages)	Original Contractual Maturity Dates	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)
American Express Company (Parent Company only)
Fixed Rate Senior Notes	2024 - 2042	$20,930	3.48%	4.14%	$23,813	3.34%	4.00%
Floating Rate Senior Notes	2024 - 2027	2,400	6.21	—	3,000	4.78	—
Fixed-to-Floating Rate Senior Notes	2026 - 2034	8,769	5.38	5.91	1,250	4.42	—
Fixed Rate Subordinated Notes	2024	586	3.63	6.74	574	3.63	5.46
Fixed-to-Floating Rate Subordinated Notes	2033 - 2034	1,257	5.24	5.92	750	4.99	—
American Express Credit Corporation
Fixed Rate Senior Notes	2027	330	3.30		328	3.30	—
Lending Trust
Fixed Rate Senior Notes	2024 - 2028	13,449	3.36	3.49	10,499	2.81	—
Floating Rate Senior Notes	—	—	—		2,125	4.67	—
Floating Rate Subordinated Notes	—	—	—		61	4.89	—
Other
Finance Leases		—	—		3	5.76	—
Floating Rate Borrowings	2024 - 2026	238	0.42		254	0.41	—%
Unamortized Underwriting Fees		(93)			(84)
Total Long-Term Debt		$47,866	3.96%		$42,573	3.42%
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Refer to Note 13 for more details on our treatment of fair value hedges.
(b)For floating-rate issuances, the stated interest rate on debt is weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2023 and 2022.
(c)Interest rates with swaps are only presented when swaps are in place to hedge the underlying debt. The interest rates with swaps are weighted based on the outstanding principal balances and the interest rates on the floating leg of the swaps in effect as of December 31, 2023 and 2022.

Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2023 were as follows:

(Millions)	2024	2025	2026	2027	2028	Thereafter	Total
American Express Company (Parent Company only)	$7,500	$5,250	$6,700	$6,411	$—	$8,523	$34,384
American Express Credit Corporation	—	—	—	339	—	—	339
Lending Trust	2,750	7,250	2,100	—	1,350	—	13,450
Other	105	63	70				238
	$10,355	$12,563	$8,870	$6,750	$1,350	$8,523	$48,411
Unamortized Underwriting Fees							(93)
Unamortized Discount and Premium							(505)
Impacts due to Fair Value Hedge Accounting							53
Total Long-Term Debt							$47,866
We maintained a committed syndicated bank credit facility of $4.0 billion as of December 31, 2023 and $3.5 billion as of December 31, 2022, all of which was undrawn as of the respective dates. The facility has a maturity date of October 30, 2026, and the availability of the facility is subject to compliance with certain covenants, principally our maintenance of a minimum Common Equity Tier 1 (CET1) risk-based capital ratio of 4.5 percent, with certain restrictions in relation to either accessing the facility or distributing capital to common shareholders in the event our CET1 risk-based capital ratio falls between 4.5 percent and 6.5 percent. As of December 31, 2023 and 2022, we were in compliance with the covenants contained in the credit facility.
Additionally, we maintained a three-year committed, revolving, secured borrowing facility that gives us the right to sell up to $3.0 billion face amount of eligible notes issued from the Charge Trust at any time through July 15, 2026. As of both December 31, 2023 and 2022, no amounts were outstanding on this facility.
We paid $20.2 million and $14.1 million in fees to maintain these lines in 2023 and 2022, respectively. These committed facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on our credit rating.
We paid total interest, primarily related to short- and long-term debt, corresponding interest rate swaps and customer deposits, of $6.4 billion, $2.2 billion and $1.1 billion in 2023, 2022 and 2021, respectively.

NOTE 9
OTHER LIABILITIES
The following is a summary of Other liabilities as of December 31:

(Millions)	2023	2022
Membership Rewards liability	$13,742	$12,789
Book overdraft balances (a)	9,897	7,352
Deferred card and other fees, net	3,442	3,027
Employee-related liabilities (b)	2,567	2,530
Card Member rebate and reward accruals (c)	2,061	2,126
Income tax liability (d)	1,275	1,651
Other (e)	8,655	7,875
Total	$41,639	$37,350
(a)Primarily includes negative cash balances for accounts without an associated overdraft facility, due to timing differences arising in the ordinary course of business.
(b)Includes employee benefit plan obligations and incentive compensation.
(c)Card Member rebate and reward accruals include payments to third-party reward partners and cash-back rewards.
(d)Includes repatriation tax liability of $998 million and $1,012 million as of December 31, 2023 and 2022, respectively, which represents our remaining obligation under the Tax Cuts and Jobs Act enacted on December 22, 2017 (Tax Act) to pay a one-time transition tax on unrepatriated earnings and profits of certain foreign subsidiaries, the net position for current federal, state and non-U.S. income tax liabilities and deferred tax liabilities for foreign jurisdictions.
(e)Primarily includes prepaid products and Travelers Cheques, lease liabilities, derivative liabilities, accruals for general operating expenses, payments to cobrand partners, unfunded commitments for tax credit investments, client incentives and dividends payable.
MEMBERSHIP REWARDS
The Membership Rewards program allows enrolled Card Members to earn points that can be redeemed for a broad variety of rewards including, but not limited to, travel, shopping, gift cards, and covering eligible charges. We record a Membership Rewards liability that represents our best estimate of the cost of points earned that are expected to be redeemed by Card Members in the future. The weighted average cost (WAC) per point and the Ultimate Redemption Rate (URR) are the key assumptions used to estimate the liability. We use statistical and actuarial models to estimate the URR based on redemption trends, card product type, enrollment tenure, card spend levels and credit attributes. The WAC per point assumption is derived from 12 months of redemptions and is adjusted as appropriate for certain changes in redemption costs that are not representative of future cost expectations and expected developments in redemption patterns.
The expense for Membership Rewards points is included in Card Member rewards expense. We periodically evaluate our liability estimation process and assumptions based on changes in cost per point redeemed, partner contract changes and developments in redemption patterns, which may be impacted by product refreshes, changes in redemption options and mix of proprietary cards-in-force.
DEFERRED CARD AND OTHER FEES, NET
The carrying amount of deferred card and other fees, net of deferred direct acquisition costs and reserves for membership cancellations, as of December 31, 2023 was as follows:

(Millions)	2023	2022
Deferred card and other fees (a)	$3,818	$3,380
Deferred direct acquisition costs	(158)	(173)
Reserves for membership cancellations	(218)	(180)
Deferred card and other fees, net	$3,442	$3,027
(a)Includes deferred fees for Membership Rewards program participants.

NOTE 10
STOCK-BASED COMPENSATION
STOCK OPTION AND AWARD PROGRAMS
Under our 2016 Incentive Compensation Plan (amended and restated effective May 5, 2020) and previously under our 2007 Incentive Compensation Plan, awards may be granted to colleagues and other individuals who perform services for us. These awards may be in the form of stock options, or in the form of restricted stock units and awards (collectively referred to as RSUs), or other incentives or similar awards designed to meet the requirements of non-U.S. jurisdictions.
There were a total of 7 million, 9 million and 12 million common shares unissued and available for grant as of December 31, 2023, 2022 and 2021, respectively, as authorized by our Board of Directors and shareholders. We generally issue new common shares upon exercise of options, vesting of restricted stock units and granting of restricted stock awards.
Stock-based compensation expense recognized in Salaries and employee benefits in the Consolidated Statements of Income was $450 million, $373 million and $326 million in 2023, 2022 and 2021, respectively, with corresponding income tax benefits of $110 million, $90 million and $78 million in those respective periods.
Our stock options and RSUs outstanding as of December 31, 2023, and changes during the year, are as follows:

	Stock Options		Service-Based RSUs		Service and Performance-Based RSUs
(Numbers in thousands)	Number	Weighted-Average Exercise Price	Number	Weighted- Average Grant- Date Fair Value	Number	Weighted- Average Grant- Date Fair Value
Outstanding as of December 31, 2022	3,634	$113.80	1,788	$142.92	3,472	$135.57
Granted	230	173.61	910	172.02	1,395	158.57
Options exercised/RSUs vested	(311)	89.62	(787)	134.97	(1,498)	136.16
Forfeited	—	—	(84)	162.18	(73)	153.04
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2023	3,553	119.80	1,827	$159.95	3,296	$144.64
Options vested and expected to vest as of December 31, 2023	3,547	119.74
Options exercisable as of December 31, 2023	1,810	$90.94
Stock-based compensation expense is generally recognized ratably based on the grant-date fair value of the awards, net of expected forfeitures, over the vesting period. Generally, the vesting period is the time from the grant date to the earlier of the vesting date defined in each award agreement or the date the colleague will become eligible to retire. Retirement eligibility is dependent upon age and/or years of service.
STOCK OPTIONS
Each stock option has an exercise price equal to the market price of our common stock on the grant date. Stock options generally vest on the third anniversary of, and have a contractual term of 10 years from, the grant date.
The fair value of options without market conditions is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used for options granted in 2023, 2022 and 2021:

	2023	2022	2021
Dividend yield	1.4%	1.0%	1.5%
Expected volatility(a)	32%	31%	31%
Risk-free interest rate	3.5%	1.7%	0.8%
Expected life of stock option (in years)(b)	7.1	7.1	7.2
Weighted-average fair value per option	$60.03	$55.30	$32.38
(a)The expected volatility is based on historical and implied volatilities of our common stock price.
(b)The expected life of stock options was determined using historical option exercise behavior.
Certain executives were awarded a grant of stock options on October 31, 2022 that vest, subject to achieving performance and market conditions. These options vest in tranches on the third and fourth anniversaries from the grant date, subject to continued employment through the applicable anniversary, and have a contractual term of seven years. The fair value was estimated at the grant date using a Monte Carlo valuation model assuming a dividend yield of 1.4 percent, expected volatility (based on historical and implied volatilities of our common stock price) of 34 percent, risk-free rate of 3.9 percent and an expected life of seven years, resulting in a fair value of $50.10.
The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of our stock price exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2023, were as follows:

	Outstanding	Exercisable	Vested and Expected to Vest
Weighted-average remaining contractual life (in years)	5.2	3.5	5.2
Aggregate intrinsic value (millions)	$240	$174	$240
As of December 31, 2023, there was $32 million of total unrecognized compensation cost related to unvested options, which will be recognized over the weighted-average remaining vesting period of 2.1 years.
For stock options that were exercised during 2023, 2022 and 2021, the intrinsic value, based upon the fair value of our stock price at the date the options were exercised, was $26 million, $56 million and $86 million, respectively; cash received by the Company from the exercise of stock options was $28 million, $56 million and $64 million during those respective periods. The income tax benefit recognized in the Consolidated Statements of Income related to stock option exercises was $4 million, $9 million and $14 million in 2023, 2022 and 2021, respectively.
RESTRICTED STOCK UNITS/AWARDS
We grant RSUs that contain either a) service conditions or b) both service and performance conditions. RSUs containing only service conditions generally vest ratably over three years, or four years for awards granted prior to 2022, beginning with the first anniversary of the grant date. RSUs containing both service and performance conditions generally vest on the third anniversary of the grant date, and the number of shares earned generally ranges from zero to 120 percent of target depending on the achievement of predetermined Company metrics. RSU holders receive dividend equivalents or dividends.
Performance-based RSUs include a relative total shareholder return (r-TSR) modifier so that our actual shareholder return relative to a comparable peer group is one of the performance conditions that determines the number of shares ultimately issued upon vesting.
The fair value of RSUs that do not include the r-TSR modifier, including those that contain only service conditions, is measured using our stock price on the grant date. The fair value of service and performance-based RSUs that include the r-TSR modifier is determined using a Monte Carlo valuation model using assumptions based on the historical volatility of our common stock price, the historical correlations of our common stock price with that of each of the companies in the performance peer group and the risk-free interest rate, each for a period equal to the estimated remaining performance period. The weighted averages of the following assumptions used in 2023, 2022 and 2021 were:

	2023	2022	2021
Expected volatility	45%	42%	41%
Risk-free interest rate	3.7%	1.4%	0.2%
Remaining performance period (in years)	2.9	2.9	2.9
As of December 31, 2023, there was $258 million of total unrecognized compensation cost related to non-vested RSUs, which will be recognized over the weighted-average remaining vesting period of 1.7 years.
The weighted-average grant-date fair value of RSUs granted in 2023, 2022 and 2021 was $163.88, $168.26 and $123.66, respectively.
For RSUs vested during 2023, 2022 and 2021, the total fair value, based upon our stock price at the date the RSUs vested, was $389 million, $323 million and $227 million, respectively.
LIABILITY-BASED AWARDS
Other incentive awards can be settled with cash or equity shares at our discretion and final approval from the Compensation and Benefits Committee. These awards are generally settled with cash and thus are classified as liabilities; therefore, the fair value is determined at the grant date and remeasured quarterly as part of compensation expense over the vesting period. Cash paid upon vesting of these awards in 2023, 2022 and 2021 was $55 million, $50 million and $53 million, respectively.

NOTE 11
RETIREMENT PLANS
DEFINED CONTRIBUTION RETIREMENT PLANS
We sponsor defined contribution retirement plans, the principal plan being the Retirement Savings Plan (RSP), a 401(k) savings plan with a profit-sharing component. The RSP is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the United States. The total expense for all defined contribution retirement plans globally was $380 million, $259 million and $269 million in 2023, 2022 and 2021, respectively.
DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Our primary defined benefit pension plans that cover certain employees in the United States and United Kingdom are closed to new entrants and existing participants do not accrue any additional benefits. Some employees outside the United States and United Kingdom are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements. We comply with minimum funding requirements in all countries. We also sponsor unfunded other postretirement benefit plans that provide health care and life insurance to certain retired colleagues in the United States. For these plans, the total net benefit was $12 million, $24 million and $26 million in 2023, 2022 and 2021, respectively.
We recognize the funded status of our defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, the unfunded status related to the defined benefit pension plans and other postretirement benefit plans was $212 million and $278 million, respectively, and is recorded in Other liabilities.

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
Based on our current knowledge, and taking into consideration our litigation-related liabilities, we do not believe we are a party to, nor are any of our properties the subject of, any legal proceeding that would have a material adverse effect on our consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, including the fact that some pending legal proceedings are at preliminary stages or seek an indeterminate amount of damages, penalties or fines, it is possible that the outcome of legal proceedings could have a material impact on our results of operations. Certain legal proceedings involving us or our subsidiaries are described below.
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
On January 29, 2019, we were named in a putative class action brought in the United States District Court for the Eastern District of New York, captioned Anthony Oliver, et al. v. American Express Company and American Express Travel Related Services Company Inc., in which the plaintiffs are holders of MasterCard, Visa and/or Discover credit and/or debit cards (but not American Express cards) and allege they paid higher prices as a result of our anti-steering and non-discrimination provisions in violation of federal antitrust law and the antitrust and consumer laws of various states. Plaintiffs seek unspecified damages and other forms of relief. The court dismissed plaintiffs’ federal antitrust claim, numerous state antitrust and consumer protection claims and their unjust enrichment claim. For the remaining state antitrust or consumer protection claims, the court certified classes for (i) holders of Visa and MasterCard debit cards in eight states and Washington, D.C.; and (ii) holders of Visa, MasterCard and Discover credit cards that do not offer rewards or charge an annual fee in two states and Washington, D.C. We have appealed the court’s class certification decisions.
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
In January 2023, the CFPB notified us that its investigation was completed and that it does not intend to recommend an enforcement action be taken against us at this time. In July 2023, we reached a settlement with the OCC to resolve its review of historical sales practices to certain U.S. small business card customers that occurred between 2015 and 2017. The DOJ, EDNY and NYDFS investigations are ongoing, and we are cooperating with all inquiries.
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

COMMITMENTS
Total lease expense includes rent expenses, adjustments for rent concessions, rent escalations and leasehold improvement allowances and is recognized on a straight-line basis over the lease term. Total lease expense for the years ended December 31, 2023, 2022 and 2021 was $164 million, $188 million and $161 million, respectively.
Lease liabilities are recognized at the present value of the contractual fixed lease payments, discounted using our incremental borrowing rate as of the lease commencement date or upon modification of the lease. For lease liabilities outstanding as of December 31, 2023, the weighted average remaining lease term was 19 years and the weighted average rate used to discount lease commitments was 3 percent.
The following represents the maturities of our outstanding lease commitments as of December 31, 2023:

(Millions)
2024	$159
2025	139
2026	121
2027	104
2028	98
Thereafter	841
Total Outstanding Fixed Lease Payments	$1,462
Less: Amount representing interest	$(536)
Lease Liabilities	$926
As of December 31, 2023, we had approximately $14.0 billion in financial commitments outstanding related to agreements with certain cobrand partners under which we are required to make a certain level of minimum payments over the life of the agreement, generally ranging from five to ten years. Generally, such commitments are designed to be satisfied by the payment we make to such cobrand partners primarily based on Card Members’ spending and earning rewards on their cobrand cards and as we acquire new Card Members. In the event these payments do not fully satisfy the commitment, we generally pay the cobrand partner up to the amount of the commitment in exchange for an equivalent value of reward points.
Our U.S. bank subsidiary, AENB, is a member of the Federal Reserve System (the Federal Reserve) and is therefore required to subscribe to a certain amount of shares issued by its Federal Reserve District Bank, with half of the subscribed amount paid up front. As of both December 31, 2023 and 2022, AENB held shares with a carrying value of $132 million, with the remaining half subject to call by the Federal Reserve District Bank Board, the likelihood of which we believe is remote.

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
Foreign exchange exposures arise in four principal ways: (1) Card Member spending in currencies that are not the billing currency, (2) cross-currency transactions and balances from our funding activities, (3) cross-currency investing activities, such as in the equity of foreign subsidiaries and (4) revenues generated and expenses incurred in foreign currencies, which impact earnings. Our foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure, to the extent it is economical, through various means, including the use of derivatives such as foreign exchange forwards.
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
A majority of our derivative assets and liabilities as of December 31, 2023 and 2022 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets. To further mitigate counterparty credit risk, we exercise our rights under executed credit support agreements with the respective derivative counterparties for our bilateral interest rate swaps and select foreign exchange contracts. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of December 31, 2023, these derivatives were not in a material net liability position and we had no material risk exposure to any individual derivative counterparty. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of December 31, 2023 and 2022, no credit risk adjustment to the derivative portfolio was required.
Our derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 14 for a description of our methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$99	$211
Net investment hedges - Foreign exchange contracts	9	350	455	251
Total derivatives designated as hedging instruments	9	350	554	462
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	71	171	423	339
Total derivatives, gross	80	521	977	801
Derivative asset and derivative liability netting (b)	(57)	(257)	(57)	(257)
Cash collateral netting (c)	—	(11)	(106)	(212)
Total derivatives, net	$23	$253	$814	$332
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
We posted $175 million and $8 million as of December 31, 2023 and 2022, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.
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
Interest Rate Contracts
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $11.7 billion and $8.1 billion of fixed-rate debt obligations designated in fair value hedging relationships as of December 31, 2023 and 2022, respectively.
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

The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the years ended December 31:

	Gains (losses)
(Millions)	2023	2022	2021
Fixed-rate long-term debt	$(289)	$473	$385
Derivatives designated as hedging instruments	290	(476)	(385)
Total	$1	$(3)	$—
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $11.7 billion and $7.8 billion as of December 31, 2023 and 2022, respectively, including the cumulative amount of fair value hedging adjustments of $53 million and $(236) million for the respective periods.
We recognized in Interest expense on Long-term debt a net increase of $189 million for the year ended December 31, 2023 and net decreases of $57 million and $256 million for the years ended December 31, 2022 and 2021, respectively. These were primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
NET INVESTMENT HEDGES
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $14.1 billion and $12.5 billion of foreign currency derivatives designated as net investment hedges as of December 31, 2023 and 2022, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a loss of $640 million and gains of $237 million and $176 million for the years ended December 31, 2023, 2022 and 2021, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $25.3 billion and $21.7 billion as of December 31, 2023 and 2022, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gains of $82 million and $8 million and a net loss of $21 million for the years ended December 31, 2023, 2022 and 2021, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
Our embedded derivative related to seller earnout shares granted to us upon the completion of a business combination in the second quarter of 2022 between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital (C Ordinary Shares of GBT JerseyCo Limited) had a notional amount of $78 million as of both December 31, 2023 and 2022.This embedded derivative had a fair value of $18 million and $27 million as of December 31, 2023 and 2022, respectively. The changes in the fair value of the embedded derivative resulted in a loss of $9 million and a gain of $4 million for the years ended December 31, 2023 and 2022, respectively, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

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
We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the years ended December 31, 2023 and 2022, there were no Level 3 transfers.
FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT FAIR VALUE
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy (as described in the preceding paragraphs), as of December 31:

	2023				2022
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$66	$66	$—	$—	$41	$40	$1	$—
Debt securities	2,120	—	2,046	74	4,537	—	4,490	47
Derivatives, gross (a)(b)	80	—	62	18	521	—	494	27
Total Assets	2,266	66	2,108	92	5,099	40	4,985	74
Liabilities:
Derivatives, gross (a)	977	—	977	—	801	—	801	—
Total Liabilities	$977	$—	$977	$—	$801	$—	$801	$—
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
Our Level 3 derivative financial instrument represents an embedded derivative in the form of C Ordinary Shares of GBT JerseyCo Limited. The fair valuation is performed by an independent third party using a Monte Carlo Simulation technique that models a range of probable future stock prices using the following significant inputs: term of the earnout, initial stock price, annual expected volatility of the common stock over the expected term, annual risk-neutral rate of return over the contractual term and dividend yield, which is further reviewed by management.
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

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT OTHER THAN FAIR VALUE
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31, 2023 and 2022. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2023 and 2022, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

2023 (Billions)	Carrying Value	Corresponding Fair Value Amount
		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$47	$47	$45	$2	$—
Other financial assets(b)	63	63	—	63	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves(c)	128	133	—	—	133

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	143	143	—	143	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	19	18	—	18	—
Long-term debt(c)	$48	$48	$—	$48	$—

2022 (Billions)	Carrying Value	Corresponding Fair Value Amount
		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$34	$34	$32	$2	$—
Other financial assets(b)	60	60	—	60	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves(c)	110	113	—	—	113

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	123	123	—	123	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	16	16	—	16	—
Long-term debt(c)	$43	$42	$—	$42	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $4.6 billion and 5.2 billion held by a consolidated VIE as of December 31, 2023 and 2022, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $28.6 billion and $28.4 billion as of December 31, 2023 and 2022, respectively, and the fair values of Long-term debt were $13.3 billion and $12.3 billion as of December 31, 2023 and 2022, respectively.
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
The carrying value of equity investments without readily determinable fair values totaled $0.9 billion and $1.0 billion as of December 31, 2023 and 2022, respectively, of which approximately nil and $0.6 billion as of December 31, 2023 and 2022, respectively, represented a nonrecurring Level 3 fair value measurement for certain of our equity investments. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded unrealized gains of $18 million, $94 million and $729 million for the years ended December 31, 2023, 2022 and 2021, respectively. Unrealized losses were $142 million, $388 million and $2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains for equity investments without readily determinable fair values totaled $1.1 billion and $1.2 billion as of December 31, 2023 and 2022, respectively, and cumulative unrealized losses were $431 million and $394 million as of December 31, 2023 and 2022, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both December 31, 2023 and 2022.

NOTE 15
GUARANTEES
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $24 million, respectively, as of December 31, 2023 and $1 billion and $21 million, respectively, as of December 31, 2022, all of which were primarily related to our real estate arrangements and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.
NOTE 16
COMMON AND PREFERRED SHARES
The following table shows authorized shares and provides a reconciliation of common shares issued and outstanding for the years ended December 31:

(Millions, except where indicated)	2023	2022	2021
Common shares authorized (billions) (a)	3.6	3.6	3.6
Shares issued and outstanding at beginning of year	743	761	805
Repurchases of common shares	(22)	(20)	(46)
Net shares issued for RSUs and stock option exercises (b)	2	2	2
Shares issued and outstanding as of December 31	723	743	761
(a)Of the common shares authorized but unissued as of December 31, 2023, approximately 16 million shares are reserved for issuance under employee stock and employee benefit plans.
(b)Shares issued for RSUs are reported net of shares withheld for tax withholding obligations.
On March 8, 2023, the Board of Directors authorized the repurchase of up to 120 million common shares from time to time, subject to market conditions and in accordance with our capital plans. This authorization replaced the prior repurchase authorization made on September 23, 2019. During 2023, 2022 and 2021, we repurchased 22 million common shares with a cost basis of $3.5 billion, 20 million common shares with a cost basis of $3.3 billion, and 46 million common shares with a cost basis of $7.6 billion, respectively. The cost basis includes excise tax and commissions of $32 million in 2023, and commissions of $4 million and $6 million in 2022 and 2021, respectively. As of December 31, 2023, we had approximately 99 million common shares remaining under the Board share repurchase authorization.
Common shares are generally retired by us upon repurchase (except for 2.3 million, 2.4 million and 2.5 million shares held as treasury shares as of December 31, 2023, 2022 and 2021, respectively); retired common shares and treasury shares are excluded from the shares outstanding in the table above. The treasury shares, with a cost basis of $252 million, $262 million and $271 million as of December 31, 2023, 2022 and 2021, respectively, are included as a reduction to Additional paid-in capital in Shareholders’ equity on the Consolidated Balance Sheets.

PREFERRED SHARES
The Board of Directors may authorize the issuance of up to 20 million preferred shares at a par value of $1.66 2/3 per share without further shareholder approval. We have the following perpetual Fixed Rate Reset Noncumulative Preferred Share series issued and outstanding as of December 31, 2023:

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
(a)Carrying value, presented in the Statements of Shareholders’ Equity, represents the issuance proceeds, net of underwriting fees and offering costs.
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

NOTE 17
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI is a balance sheet item in Shareholders’ equity on the Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three years ended December 31 were as follows:

(Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), Net of Hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2020	$65	$(2,229)	$(731)	$(2,895)
Net change	(42)	(163)	155	(50)
Balances as of December 31, 2021	23	(2,392)	(576)	(2,945)
Net change	(87)	(230)	52	(265)
Balances as of December 31, 2022	(64)	(2,622)	(524)	(3,210)
Net change	50	51	37	138
Balances as of December 31, 2023	$(14)	$(2,571)	$(487)	$(3,072)
(a)Refer to Note 13 for additional information on hedging activity.
The following table shows the tax impact for the years ended December 31 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
(Millions)	2023	2022	2021
Net unrealized gains (losses) on debt securities	$16	$(27)	$(13)
Foreign currency translation adjustment, net of hedges	(158)	75	51
Pension and other postretirement benefits	(3)	27	52
Total tax impact	$(145)	$75	$90
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, for the years ended December 31, 2023, 2022 and 2021 were not significant.

NOTE 18
SERVICE FEES AND OTHER REVENUE AND OTHER EXPENSES
The following is a detail of Service fees and other revenue for the years ended December 31:

(Millions)	2023	2022	2021
Service fees	$1,518	$1,444	$1,385
Foreign currency-related revenue	1,428	1,202	624
Delinquency fees	963	809	637
Travel commissions and fees	637	507	244
Other fees and revenues	459	559	426
Total Service fees and other revenue	$5,005	$4,521	$3,316
The following is a detail of Other expenses for the years ended December 31:

(Millions)	2023	2022	2021
Data processing and equipment	$2,805	$2,606	$2,431
Professional services	2,029	2,074	1,958
Net unrealized and realized losses (gains) on Amex Ventures investments (a)	152	302	(767)
Other	1,821	1,499	1,195
Total Other expenses	$6,807	$6,481	$4,817
(a)Refer to Note 14 for further information regarding Amex Ventures investments accounted for as equity investments without readily determinable fair values.
NOTE 19
RESTRUCTURING
We periodically initiate restructuring programs to enhance our overall effectiveness and efficiency and to support new business strategies. These programs are generally completed within a year of when they are initiated. In connection with these programs, we will typically incur severance and other exit costs.
We had $216 million, $135 million and $67 million accrued in total restructuring reserves as of December 31, 2023, 2022 and 2021, respectively. Restructuring expense, which primarily relates to new severance charges, net of revisions to existing reserves, was $179 million, $142 million and $(10) million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included within Salaries and employee benefits within our Consolidated Statements of Income. The cumulative cost relating to restructuring programs initiated in 2023 or in prior years that were in progress during 2023 was $277 million. There were no programs initiated prior to 2022 that were still in progress during 2023. Cumulative amounts were not material to any reportable operating segment.

NOTE 20
INCOME TAXES
The components of income tax expense for the years ended December 31 included in the Consolidated Statements of Income were as follows:

(Millions)	2023	2022	2021
Current income tax expense:
U.S. federal	$2,455	$2,445	$1,656
U.S. state and local	351	339	351
Non-U.S.	662	476	328
Total current income tax expense	3,468	3,260	2,335
Deferred income tax (benefit) expense:
U.S. federal	(952)	(763)	231
U.S. state and local	(139)	(117)	22
Non-U.S.	(238)	(309)	41
Total deferred income tax (benefit) expense	(1,329)	(1,189)	294
Total income tax expense	$2,139	$2,071	$2,629
A reconciliation of the U.S. federal statutory rate of 21 percent as of December 31, 2023, 2022 and 2021, to our actual income tax rate was as follows:

	2023	2022	2021
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
(Decrease) increase in taxes resulting from:
Tax credits and tax-exempt income	(0.7)	(0.9)	(0.1)
State and local income taxes, net of federal benefit	2.4	3.1	3.0
Non-U.S. subsidiaries’ earnings (a)	(0.8)	(0.1)	1.1
Tax settlements and lapse of statute of limitations	(2.0)	(2.1)	(0.3)
Valuation allowances	0.1	(0.1)	—
Other	0.3	0.7	(0.1)
Actual tax rates	20.3%	21.6%	24.6%
(a)In certain jurisdictions outside the United States, we benefit from agreements that temporarily lower our income tax expense. The impact of these agreements was not material to our Consolidated Statements of Income.
We record a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse.

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2023	2022
Deferred tax assets:
Reserves not yet deducted for tax purposes	$4,552	$4,052
Employee compensation and benefits	335	353
Net operating loss and tax credit carryforwards	466	411
Capitalized developed software	743	—
Other	723	776
Gross deferred tax assets	6,819	5,592
Valuation allowance	(614)	(537)
Deferred tax assets after valuation allowance	6,205	5,055
Deferred tax liabilities:
Intangibles and fixed assets	683	671
Deferred revenue	62	126
Deferred interest	114	118
Investment in joint ventures	—	17
Other	566	618
Gross deferred tax liabilities	1,425	1,550
Net deferred tax assets	$4,780	$3,505
The net operating loss and tax credit carryforward balance as of December 31, 2023, shown in the table above, is related to pre-tax U.S. federal and non-U.S. net operating loss (NOL) carryforwards of $13 million and $1.2 billion, respectively, and foreign tax credit (FTC) carryforwards of $132 million. If not utilized, certain U.S. federal and non-U.S. NOL carryforwards will expire between 2024 and 2034, whereas others have an unlimited carryforward period. The FTC carryforwards will expire between 2030 and 2034.
A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized. The valuation allowances for both periods presented above are associated with certain non-U.S. deferred tax assets, state NOLs, and FTC carryforwards.
Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $1.1 billion as of December 31, 2023, are intended to be permanently reinvested outside the U.S. We do not provide for state income and foreign withholding taxes on foreign earnings intended to be permanently reinvested outside the U.S. Accordingly, state income and foreign withholding taxes, which would have aggregated to approximately $0.1 billion as of December 31, 2023, have not been provided on those earnings.
Net income taxes paid by us during 2023, 2022 and 2021, were approximately $3.3 billion, $3.0 billion and $1.6 billion, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.
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

The following table presents changes in unrecognized tax benefits:

(Millions)	2023	2022	2021
Balance, January 1	$962	$1,024	$790
Increases:
Current year tax positions	132	119	64
Tax positions related to prior years	40	30	225
Decreases:
Tax positions related to prior years	(50)	(30)	(14)
Settlements with tax authorities	(160)	(74)	(15)
Lapse of statute of limitations	(49)	(104)	(17)
Effects of foreign currency translations	—	(3)	(9)
Balance, December 31	$875	$962	$1,024
Included in the unrecognized tax benefits of $0.9 billion, $1.0 billion and $1.0 billion for December 31, 2023, 2022 and 2021, respectively, are approximately $670 million, $750 million and $780 million, respectively, that, if recognized, would favorably affect the effective tax rate in a future period.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $117 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $117 million of unrecognized tax benefits, approximately $92 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the years ended December 31, 2023, 2022 and 2021, we recognized approximately $30 million, $10 million and $40 million, respectively, in expenses for interest and penalties.
We had approximately $410 million and $380 million accrued for the payment of interest and penalties as of December 31, 2023 and 2022, respectively.

NOTE 21
EARNINGS PER COMMON SHARE (EPS)
The computations of basic and diluted EPS for the years ended December 31 were as follows:

(Millions, except per share amounts)	2023	2022	2021
Numerator:
Basic and diluted:
Net income	$8,374	$7,514	$8,060
Preferred dividends	(58)	(57)	(71)
Equity-related adjustments (a)	—	—	(16)
Net income available to common shareholders	8,316	7,457	7,973
Earnings allocated to participating share awards (b)	(64)	(57)	(56)
Net income attributable to common shareholders	$8,252	$7,400	$7,917
Denominator: (b)
Basic: Weighted-average common stock	735	751	789
Add: Weighted-average stock options (c)	1	1	1
Diluted	736	752	790
Basic EPS	$11.23	$9.86	$10.04
Diluted EPS	$11.21	$9.85	$10.02
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
(c)The dilutive effect of unexercised stock options excludes from the computation of EPS 1.38 million, 0.39 million and 0.01 million of options for the years ended December 31, 2023, 2022 and 2021, respectively, because inclusion of the options would have been anti-dilutive.

NOTE 22
REGULATORY MATTERS AND CAPITAL ADEQUACY
We are supervised and regulated by the Board of Governors of the Federal Reserve and are subject to the Federal Reserve’s requirements for risk-based capital and leverage ratios. Our U.S. bank subsidiary, AENB, is subject to supervision and regulation, including regulatory capital and leverage requirements, by the OCC.
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
As of December 31, 2023 and 2022, we met all capital requirements to which we were subject and maintained regulatory capital ratios in excess of those required to qualify as well capitalized.
The following table presents the regulatory capital ratios:

(Millions, except percentages)	CET 1 capital	Tier 1 capital	Total capital	CET 1 capital ratio	Tier 1 capital ratio	Total capital ratio	Tier 1 leverage ratio
December 31, 2023: (a)
American Express Company	$23,174	$24,779	$28,784	10.5%	11.3%	13.1%	9.9%
American Express National Bank	$17,038	$17,038	$19,548	11.6%	11.6%	13.3%	9.5%
December 31, 2022: (a)
American Express Company	$20,030	$21,627	$24,926	10.3%	11.1%	12.8%	9.9%
American Express National Bank	$14,820	$14,820	$17,273	11.3%	11.3%	13.2%	9.7%
Well-capitalized ratios (b)
American Express Company				N/A	6.0%	10.0%	N/A
American Express National Bank				6.5%	8.0%	10.0%	5.0%
Minimum capital ratios (c)				4.5%	6.0%	8.0%	4.0%
Effective Minimum (d)
American Express Company				7.0%	8.5%	10.5%	4.0%
American Express National Bank				7.0%	8.5%	10.5%	4.0%
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
RESTRICTED NET ASSETS OF SUBSIDIARIES
Certain of our subsidiaries are subject to restrictions on the transfer of net assets under debt agreements and regulatory requirements. These restrictions have not had any effect on our shareholder dividend policy and management does not anticipate any impact in the future. Procedures exist to transfer net assets between the Company and its subsidiaries, while ensuring compliance with the various contractual and regulatory constraints. As of December 31, 2023, the aggregate amount of net assets of subsidiaries that are restricted to be transferred was approximately $13.6 billion.

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
BANK DIVIDEND RESTRICTIONS
In the year ended December 31, 2023, AENB paid dividends from retained earnings to its parent of $3.6 billion. AENB is limited in its ability to pay dividends by banking statutes, regulations and supervisory policy. In general, applicable federal and state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as AENB, from making dividend distributions if such distributions are not paid out of available retained earnings or would cause the institution to fail to meet capital adequacy standards. If AENB’s risk-based capital ratios do not satisfy minimum regulatory requirements and applicable buffers, it will face graduated constraints on dividends and other capital distributions. In determining the dividends to pay its parent, AENB must also consider the effects on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies. In addition, AENB’s banking regulators have authority to limit or prohibit the payment of a dividend by AENB under a number of circumstances, including if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

NOTE 23
SIGNIFICANT CREDIT CONCENTRATIONS
Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to American Express’ total credit exposure. Our customers operate in diverse industries, economic sectors and geographic regions.
The following table details our maximum credit exposure of the on-balance sheet assets by category as of December 31:

(Billions)	2023	2022
Individuals: (a)	$178	$156
United States	145	129
Outside the United States (b)	33	27
Institutions:
Financial services (c)	12	11
Other (d)	17	17
Federal Reserve Bank	37	25
U.S. Government and agencies (e)	1	4
Total on-balance sheet	$245	$213
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
As of December 31, 2023 and 2022, our most significant concentration of credit risk was with individuals. These amounts are generally advanced on an unsecured basis. However, we review each potential customer’s credit application and evaluate the applicant’s financial history and ability and willingness to repay. We also consider credit performance by customer tenure, industry and geographic location in managing credit exposure.
As of December 31, 2023, we had approximately $398 billion of unused credit available to customers, approximately 80 percent of which was related to customers within the United States. As of December 31, 2022, we had approximately $350 billion of unused credit, primarily available to customers as part of established lending product agreements, of which approximately 80 percent was related to customers within the United States. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Charge card products with no pre-set spending limits are not reflected in unused credit for either period.

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
The following is a brief description of the primary business activities of our four reportable operating segments:
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

The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the years ended December 31, 2023, 2022 and 2021:

(Millions, except where indicated)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
2023
Total non-interest revenues	$18,464	$12,931	$9,472	$6,620	$(106)	$47,381
Revenue from contracts with customers (b)	13,715	11,379	6,155	6,006	(37)	37,218
Interest income	12,336	3,328	2,076	57	2,186	19,983
Interest expense	2,684	1,483	1,118	(719)	2,283	6,849
Total revenues net of interest expense	28,116	14,776	10,430	7,396	(203)	60,515
Pretax income (loss)	5,433	2,861	973	3,656	(2,410)	10,513
Total assets (billions)	$107	$55	$42	$24	$33	$261
2022
Total non-interest revenues	$16,440	$12,196	$8,262	$6,123	$(54)	$42,967
Revenue from contracts with customers (b)	12,478	10,844	5,301	5,603	(7)	34,219
Interest income	8,457	2,070	1,453	23	655	12,658
Interest expense	983	697	654	(329)	758	2,763
Total revenues net of interest expense	23,914	13,569	9,061	6,475	(157)	52,862
Pretax income (loss)	5,400	2,880	578	2,954	(2,227)	9,585
Total assets (billions)	$94	$51	$37	$20	$26	$228
2021
Total non-interest revenues	$12,989	$9,833	$6,761	$5,021	$26	$34,630
Revenue from contracts with customers (b)	9,823	8,659	4,368	4,694	172	27,716
Interest income	6,328	1,408	1,116	16	165	9,033
Interest expense	395	330	442	(92)	208	1,283
Total revenues net of interest expense	18,922	10,911	7,435	5,129	(17)	42,380
Pretax income (loss)	5,958	2,936	929	1,874	(1,008)	10,689
Total assets (billions)	$77	$45	$33	$15	$19	$189
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

(Millions)	United States	EMEA(a)	APAC(a)	LACC(a)	Other Unallocated(b)	Consolidated
2023
Total revenues net of interest expense	$47,140	$5,633	$4,372	$3,571	$(201)	$60,515
Pretax income (loss) from continuing operations	10,717	854	592	760	(2,410)	10,513
2022
Total revenues net of interest expense	$41,396	$4,871	$3,835	$2,917	$(157)	$52,862
Pretax income (loss) from continuing operations	10,383	550	376	500	(2,224)	9,585
2021
Total revenues net of interest expense	$33,103	$3,643	$3,418	$2,238	$(22)	$42,380
Pretax income (loss) from continuing operations	10,325	460	420	494	(1,010)	10,689
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

NOTE 25
PARENT COMPANY
PARENT COMPANY – CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2023	2022	2021
Revenues
Non-interest revenues
Other	$407	$388	$343
Total non-interest revenues	407	388	343
Interest income	1,558	614	96
Interest expense	1,436	857	482
Total revenues net of interest expense	529	145	(43)
Expenses
Salaries and employee benefits	487	408	359
Other	408	372	346
Total expenses	895	780	705
Loss before income tax and equity in net income of subsidiaries	(366)	(635)	(748)
Income tax benefit	(163)	(244)	(248)
Equity in net income of subsidiaries and affiliates	8,577	7,905	8,560
Net income	$8,374	$7,514	$8,060
Net unrealized pension and other postretirement benefits, net of tax	5	10	151
Other comprehensive income (loss), net	133	(275)	(201)
Comprehensive income	$8,512	$7,249	$8,010
PARENT COMPANY – CONDENSED BALANCE SHEETS

As of December 31 (Millions)	2023	2022
Assets
Cash and cash equivalents	$9,652	$8,188
Equity in net assets of subsidiaries and affiliates	28,019	24,702
Loans to subsidiaries and affiliates	25,471	22,658
Due from subsidiaries and affiliates	1,261	1,342
Other assets	349	156
Total assets	64,752	57,046
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable and other liabilities	2,188	2,271
Due to subsidiaries and affiliates	555	632
Long-term debt	33,952	29,432
Total liabilities	36,695	32,335
Shareholders’ Equity
Total shareholders’ equity	28,057	24,711
Total liabilities and shareholders’ equity	$64,752	$57,046

PARENT COMPANY – CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2023	2022	2021
Cash Flows from Operating Activities
Net income	$8,374	$7,514	$8,060
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net income of subsidiaries and affiliates	(8,577)	(7,905)	(8,560)
Dividends received from subsidiaries and affiliates	5,326	5,549	9,102
Other operating activities, primarily with subsidiaries and affiliates	360	160	(305)
Net cash provided by operating activities	5,483	5,318	8,297
Cash Flows from Investing Activities
Net increase in loans to subsidiaries and affiliates	(2,836)	(4,850)	(176)
Investments in subsidiaries and affiliates	—	(1)	(60)
Net cash used in investing activities	(2,836)	(4,851)	(236)
Cash Flows from Financing Activities
Net decrease in short-term debt from subsidiaries and affiliates	—	(136)	(2,636)
Proceeds from long-term debt	9,969	13,202	3,000
Payments of long-term debt	(5,750)	(5,675)	(5,000)
Issuance of American Express preferred shares	—	—	1,584
Redemption of American Express preferred shares	—	—	(1,600)
Issuance of American Express common shares	28	56	64
Repurchase of American Express common shares and other	(3,650)	(3,502)	(7,652)
Dividends paid	(1,780)	(1,565)	(1,448)
Net cash (used in) provided by financing activities	(1,183)	2,380	(13,688)
Net increase (decrease) in cash and cash equivalents	1,464	2,847	(5,627)
Cash and cash equivalents at beginning of year	8,188	5,341	10,968
Cash and cash equivalents at end of year	$9,652	$8,188	$5,341

Supplemental cash flow information
Years Ended December 31 (Millions)	2023	2022	2021
Non-Cash Investing Activities
Loans to subsidiaries and affiliates	$—	$—	$(1,787)
Non-Cash Financing Activities
Proceeds from long-term debt	$—	$—	$1,787

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
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of our internal control over financial reporting as of December 31, 2023 are set forth in “Financial Statements and Supplementary Data.”
ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEMS 10, 11, 12 and 13. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We expect to file with the SEC in March 2024 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held May 6, 2024, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:
•Information included under the caption “Corporate Governance at American Express — Our Corporate Governance Framework — Our Board’s Independence”
•Information included under the caption “Corporate Governance at American Express — Our Board Committees — Board Committee Responsibilities”
•Information included under the caption “Corporate Governance at American Express — Our Corporate Governance Framework — Director Attendance”
•Information included under the caption “Corporate Governance at American Express — Compensation of Directors”
•Information included under the caption “Stock Ownership Information”
•Information included under the caption “Corporate Governance at American Express — Item 1 — Election of Directors for a Term of One Year”
•Information included under the caption “Executive Compensation” (other than information included under the subcaption “Pay versus Performance”)
•Information under the caption “Corporate Governance at American Express — Certain Relationships and Transactions”
•Information under the caption “Delinquent Section 16(a) Reports”
In addition, the information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under the caption “Information About Our Executive Officers” under “Business.”
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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the heading “Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services,” which will appear in our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 6, 2024, is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)
1.    Financial Statements:
See the “Index to Consolidated Financial Statements” under “Financial Statements and Supplementary Data.”
2.    Financial Statement Schedules:
All schedules are omitted since the required information is either not applicable, not deemed material, or shown in the Consolidated Financial Statements.
3.    Exhibits:
The following exhibits are filed as part of this report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.27 are management contracts or compensatory plans or arrangements.

3.1
Company’s Amended and Restated Certificate of Incorporation, as amended through April 20, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2022).

3.2
Company’s By-Laws, as amended through October 19, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2022).

4.1	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.2
Description of American Express Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2020).

10.1
American Express Company Deferred Compensation Plan for Directors and Advisors, as amended and restated effective January 1, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2022).

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

10.10
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

	10.12
American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

	10.13
American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

	10.14
Amendment to American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

	10.15
American Express Senior Executive Severance Plan, as amended and restated effective May 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 2018).

	10.16
Amendments of (i) the American Express Salary/Bonus Deferral Plan and (ii) the American Express Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1997).

	10.17
Twelfth Amendment and Restatement of the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2023) (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2022).

	10.18
American Express Company 2003 Share Equivalent Unit Plan for Directors, as amended and restated, effective January 1, 2015 (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2015).

	10.19
Description of Compensation Payable to Non-Management Directors, effective January 1, 2022 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2022).

	10.20
American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).

	10.21
American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 23, 2012) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

	10.22
Form of nonqualified stock option award agreement for executive officers under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 26, 2016) (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2015).

	10.23
American Express Company 2016 Incentive Compensation Plan (as amended and restated effective May 5, 2020) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated May 5, 2020 (filed May 7, 2020)).

*	10.24	Form of nonqualified stock option award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan.

*	10.25	Form of restricted stock unit/restricted stock award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan.

	10.26
Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Executive Annual Incentive Awards) under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016) (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2016).

	10.27
Form of notice agreement in connection with Annual Incentive Awards under the American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2019).

	10.28
Restated Letter Agreement, dated May 6, 2019, between American Express Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated May 6, 2019 (filed May 6, 2019)).

	10.29
Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2017).

	10.30
Amendment No. 1, dated March 29, 2019, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2019).

	10.31
Amendment No. 2, dated July 26, 2019, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2019).

	10.32
Amendment No. 3, dated December 15, 2020, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2020).

	10.33
Amendment No. 4, dated December 28, 2021, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2021).

	10.34
Amendment No. 5, dated July 27, 2022, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2022).

*	21	Subsidiaries of the Company.

*	23	Consent of PricewaterhouseCoopers LLP.

*	31.1	Certification of Stephen J. Squeri, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Christophe Y. Le Caillec, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Stephen J. Squeri, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Christophe Y. Le Caillec, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	97	American Express Company Policy for the Recovery of Erroneously Awarded Compensation.

*	101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS COMPANY
/s/ CHRISTOPHE Y. LE CAILLEC
Christophe Y. Le Caillec Chief Financial Officer
February 9, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ STEPHEN J. SQUERI	/s/ THEODORE J. LEONSIS
Stephen J. Squeri Chairman, Chief Executive Officer and Director	Theodore J. Leonsis Director

/s/ CHRISTOPHE Y. LE CAILLEC	/s/ DEBORAH P. MAJORAS
Christophe Y. Le Caillec Chief Financial Officer	Deborah P. Majoras Director

/s/ JESSICA LIEBERMAN QUINN	/s/ KAREN L. PARKHILL
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)	Karen L. Parkhill Director

/s/ THOMAS J. BALTIMORE, JR.	/s/ CHARLES E. PHILLIPS, JR.
Thomas J. Baltimore, Jr. Director	Charles E. Phillips, Jr. Director

/s/ JOHN J. BRENNAN	/s/ LYNN A. PIKE
John J. Brennan Director	Lynn A. Pike Director

/s/ PETER CHERNIN	/s/ DANIEL L. VASELLA
Peter Chernin Director	Daniel L. Vasella Director

/s/ WALTER J. CLAYTON III	/s/ LISA W. WARDELL
Walter J. Clayton III Director	Lisa W. Wardell Director

/s/ RALPH DE LA VEGA	/s/ CHRISTOPHER D. YOUNG
Ralph de la Vega Director	Christopher D. Young Director

February 9, 2024

Appendix
STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
The accompanying supplemental information should be read in conjunction with the “MD&A,” “Consolidated Financial Statements” and notes thereto.
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

	2023			2022			2021
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield
Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$34,327	$1,890	5.5%	$22,022	$462	2.1%	$25,583	$34	0.1%
Non-U.S.	2,173	228	10.5	2,005	95	4.7	2,291	54	2.4
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	176	20	11.4	381	29	7.6	196	10	5.1
Short-term investment securities
U.S.	289	18	6.2	580	7	1.2	360	—	—
Non-U.S.	110	5	4.5	93	2	2.2	106	—	—
Card Member and other loans
U.S.	105,819	15,656	14.8	86,810	10,525	12.1	68,777	7,734	11.2
Non-U.S.	15,258	2,041	13.4	12,642	1,442	11.4	9,740	1,116	11.5
Taxable investment securities (b)
U.S.	2,893	75	2.5	3,196	67	2.1	13,765	62	0.5
Non-U.S.	726	43	5.9	648	23	3.5	634	16	2.5
Non-taxable investment securities (b)
U.S.	22	1	5.6	29	2	9.8	87	3	4.7
Other assets (c)
Primarily U.S.	8	6	n.m.	10	4	n.m.	16	4	n.m.
Total interest-earning assets (d)	$161,801	$19,983	12.3%	$128,416	$12,658	9.9%	$121,555	$9,033	7.4%
U.S.	$143,358	$17,646		$112,647	$11,067		$108,588	$7,837
Non-U.S.	$18,443	$2,337		$15,769	$1,591		$12,967	$1,196
n.m. Denotes rates determined to not be meaningful.
(a)Averages based on month-end balances.
(b)Average yields for both taxable and non-taxable investment securities have been calculated using amortized cost balances and do not include changes in fair value recorded in other comprehensive loss. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent for 2023, 2022 and 2021.
(c)Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated income.
(d)The average yield on total interest-earning assets is adjusted for the impacts of the items mentioned in footnote (b).

Years Ended December 31, (Millions, except percentages)	2023 Average Balance (a)	2022 Average Balance (a)	2021 Average Balance (a)
Non-interest-earning assets
Cash and due from banks
U.S.	$3,281	$2,794	$2,729
Non-U.S.	785	742	868
Card Member receivables, net
U.S.	34,269	34,527	30,039
Non-U.S.	23,182	19,973	16,632
Reserves for credit losses on Card Member and other loans
U.S.	(3,978)	(2,972)	(3,964)
Non-U.S.	(409)	(272)	(369)
Other assets (b)
U.S.	17,546	16,621	16,589
Non-U.S.	5,940	5,650	5,514
Total non-interest-earning assets	80,616	77,063	68,038
U.S.	51,118	50,970	45,393
Non-U.S.	29,498	26,093	22,645
Total assets	242,417	205,479	189,593
U.S.	194,476	163,617	153,981
Non-U.S.	$47,941	$41,862	$35,612

Percentage of total average assets attributable to non-U.S. activities	19.8%	20.4%	18.8%
(a)Averages based on month-end balances.
(b)Includes premises and equipment, net of accumulated depreciation and amortization.

	2023			2022			2021
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate
Interest-bearing liabilities
Customer deposits
U.S.
Savings and transaction accounts	$86,102	$3,357	3.9%	$71,458	$967	1.4%	$65,694	$275	0.4%
Certificates of deposit	18,352	677	3.7	9,357	254	2.7	6,093	139	2.3
Sweep accounts	15,676	824	5.3	15,039	301	2.0	13,081	41	0.3
Non-U.S.
Certificates of deposit and other deposits	15	7	46.7	17	5	29.4	19	3	15.8
Short-term borrowings
U.S.	41	—	—	8	—	—	3	—	—
Non-U.S.	1,489	29	1.9	1,894	19	1.0	1,983	12	0.6
Long-term debt and other (b)
U.S.	44,283	1,929	4.4	39,322	1,197	3.0	38,157	808	2.1
Non-U.S.	244	26	10.7	273	20	7.3	326	5	1.5
Total interest-bearing liabilities	$166,202	$6,849	4.1%	$137,368	$2,763	2.0%	$125,356	$1,283	1.0%
U.S.	$164,454	$6,787		$135,184	$2,719		$123,028	$1,263
Non-U.S.	$1,748	$62		$2,184	$44		$2,328	$20

Non-interest-bearing liabilities
Accounts payable
U.S.	$5,609			$4,982			$4,289
Non-U.S.	6,806			5,796			5,107
Customer deposits(c)
U.S.	524			534			494
Non-U.S.	444			474			569
Other liabilities
U.S.	27,345			25,080			22,925
Non-U.S.	8,607			7,865			6,943
Total non-interest-bearing liabilities	49,335			44,731			40,327
U.S.	33,478			30,596			27,708
Non-U.S.	15,857			14,135			12,619
Total liabilities	215,537			182,099			165,683
U.S.	197,932			165,780			150,736
Non-U.S.	17,605			16,319			14,947
Total shareholders’ equity	26,880			23,380			23,910
Total liabilities and shareholders’ equity	$242,417			$205,479			$189,593

Percentage of total average liabilities attributable to non-U.S. activities	8.2%			9.0%			9.0%
Interest rate spread			8.2%			7.9%			6.4%
Net interest income and net average yield on interest-earning assets(d)`		$13,134	8.1%		$9,895	7.7%		$7,750	6.4%
(a)Averages based on month-end balances.
(b)Interest expense primarily reflects interest on long-term financing and interest incurred on derivative instruments in qualifying hedging relationships on the hedged debt instruments.
(c)U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $474 million, $502 million and $470 million for 2023, 2022 and 2021, respectively. Non-U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $441 million, $471 million and $568 million for 2023, 2022 and 2021, respectively.
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

	2023 Versus 2022			2022 Versus 2021
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
Years Ended December 31, (Millions)	Average Volume(b)	Average Rate(c)	Net Change	Average Volume(b)	Average Rate(c)	Net Change
Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$258	$1,170	$1,428	$(5)	$433	$428
Non-U.S.	8	125	133	(7)	48	41
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	(16)	7	(9)	9	10	19
Short-term investment securities
U.S.	(4)	15	11	—	7	7
Non-U.S.	—	3	3	—	2	2
Card Member and Other loans
U.S.	2,305	2,826	5,131	2,028	763	2,791
Non-U.S.	298	301	599	333	(7)	326
Taxable investment securities
U.S.	(6)	14	8	(47)	52	5
Non-U.S.	3	17	20	—	7	7
Non-taxable investment securities
U.S.	—	(1)	(1)	(2)	1	(1)
Other assets
Primarily U.S.	(1)	3	2	(2)	2	—
Change in interest income	$2,845	$4,480	$7,325	$2,307	$1,318	$3,625
Interest-bearing liabilities
Customer deposits
U.S.
Savings and transaction accounts	$198	$2,192	$2,390	$24	$668	$692
Certificates of deposit	244	179	423	74	41	115
Sweep accounts	13	510	523	6	254	260
Non-U.S.
Certificates of deposit & Other deposits	(1)	3	2	—	2	2
Short-term borrowings
U.S.	—	—	—	—	—	—
Non-U.S.	(4)	14	10	(1)	8	7
Long-term debt and other
U.S.	151	581	732	25	364	389
Non-U.S.	(2)	8	6	(1)	16	15
Change in interest expense	599	3,487	4,086	127	1,353	1,480
Change in net interest income	$2,246	$993	$3,239	$2,180	$(35)	$2,145
(a)Refer to footnotes from “Distribution of Assets, Liabilities and Shareholders’ Equity” for additional information.
(b)Represents the change in volume multiplied by the prior year rate.
(c)Represents the sum of the change in rate multiplied by the prior year volume and the change in rate multiplied by the change in volume.

Weighted average yields and contractual maturities for available-for-sale debt securities with stated maturities
The following table presents weighted average yields by contractual maturities for available-for-sale debt securities with stated maturities as of December 31, 2023:

Weighted average yield (a)	Due within 1 year	Due after 1 year but within 5 years	Due after 5 years but within 10 years	Due after 10 years	Total
State and municipal obligations	—%	5.44%	5.78%	2.38%	3.55%
U.S. Government agency obligations	—	—	—	3.04	3.04
U.S. Government treasury obligations	3.34	3.28	4.62	—	3.33
Mortgage-backed securities	—	—	—	4.16	4.16
Foreign government bonds and obligations	6.45	4.48	—	—	6.45
Other	—%	2.75%	2.75%	—%	2.75%
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

December 31, (Millions)	2023
	Within 1 year (a)	1-5 years (b) (c)	5-15 years (c)	After 15 years (c)	Total
Loans
Consumer	$97,382	$729	$—	$—	$98,111
Small Business	27,619	214	—	—	27,833
Corporate	51	—	—	—	51
Other	1,616	5,344	101	25	7,086
Total loans	$126,668	$6,287	$101	$25	$133,081

Loans due after one year at fixed interest rates
Consumer		$729	$—	$—	$729
Small Business		214	—	—	214
Other		5,323	5	25	5,353
Loans due after one year at variable interest rates
Other		21	96	—	117
Total loans		$6,287	$101	$25	$6,413

Card Member receivables
Consumer	$25,419	$159	$—	$—	$25,578
Small Business	19,013	273	—	—	19,286
Corporate	15,547	—	—	—	15,547
Total Card Member receivables	$59,979	$432	$—	$—	$60,411
(a)Card Member loans have no stated maturity and are therefore included in the due within one year category. However, many of our Card Members will revolve their balances, which may extend their repayment period beyond one year for balances outstanding as of December 31, 2023. Card Member receivables are due upon receipt of Card Member statements and have no stated interest rate and are therefore included in the due within one year category.
(b)Card Member loans and receivables due after one year represent modification programs offered to Card Members experiencing financial difficulties wherein a long-term concession (more than 12 months) has been granted to the borrower.
(c)Other loans due after one year represents installment loans.

Credit Quality Indicators for Loans and Card Member Receivables
The following table summarizes the ratio of all loans and Card Member receivables categories.

Years Ended December 31, (Millions, except percentages and where indicated)	2023	2022
Card Member loans
Consumer
Net write-offs — principal less recoveries	$1,612	$692
Net write-offs — interest and fees less recoveries	$376	$203
Average consumer loans (billions) (a)	$89.1	$74.8
Principal only net write-offs / average consumer loans outstanding (b)	1.8%	0.9%
Principal, interest and fees net write-offs / average consumer loans outstanding (b)	2.2%	1.2%
Small Business
Net write-offs — principal less recoveries	$431	$145
Net write-offs — interest and fees less recoveries	$67	$26
Average small business loans (billions) (a)	$25.6	$20.5
Principal only net write-offs / average small business loans outstanding (b)	1.7%	0.7%
Principal, interest and fees net write-offs / average small business loans outstanding (b)	1.9%	0.8%

Other loans
Net write-offs	$107	$22
Average Other loans (billions) (a)	$6.3	$4.1
Net write-offs/average other loans outstanding (b)	1.7%	0.5%

Card Member receivables
Consumer
Net write-offs — principal less recoveries	$350	$177
Net write-offs — fees less recoveries	$24	$15
Average consumer receivables (billions) (a)	$22.7	$21.3
Principal only net write-offs / average consumer receivables outstanding (b)	1.5%	0.8%
Principal and fees net write-offs / average consumer receivables outstanding (b)	1.6%	0.9%
Small Business
Net write-offs — principal less recoveries	$428	$198
Net write-offs — fees less recoveries	$35	$17
Average small business receivables (billions) (a)	$19.4	$18.6
Principal only net write-offs / average small business receivables outstanding (b)	2.2%	1.1%
Principal and fees net write-offs / average small business receivables outstanding (b)	2.4%	1.2%
Corporate
Net write-offs — principal and fees less recoveries	$100	$55
Average corporate receivables (billions) (a)	$15.6	$14.7
Principal and fees net write-offs / average corporate receivables outstanding (b)	0.6%	0.4%

Reserve for credit losses	$5,418	$4,035
Non-accrual loans (c)	$446	$191
Reserve for credit losses as a percentage of total loans and Card Member receivables (d)	2.8%	2.4%
Non-accrual loans as a percentage of total loans (d)	0.3%	0.2%
Reserve for credit losses as a percentage of non-accrual loans (e)	1175.8%	1994.3%
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
(c)Non-accrual loans primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest. Amounts presented includes Other loans of $7 million and $2 million as of December 31, 2023 and 2022, respectively. Higher non-accrual loans are primarily driven by higher legal placements.
(d)Refer to “Maturities and Sensitivities to Changes in Interest Rates” for total outstanding balance of loans and Card Member receivables.
(e)Refer to “Allocation of reserve for credit losses” for reserve related to Card Member loans and other loans.

Allocation of Reserve for Credit Losses
The following table shows the reserve for credit losses allocated to Card Member loans, Card Member receivables and Other loans.

December 31,	2023		2022
(Millions, except percentages) Reserve for credit losses at end of year applicable to	Amount	Percentage (a)	Amount	Percentage (a)
Card Member loans	$5,118	95%	$3,747	93%
Card Member receivables	174	3	229	6
Other loans	126	2	59	1
Total Reserve for credit losses	$5,418	100%	$4,035	100%
(a)Percentage of reserve for credit losses on Card Member loans, Card Member receivables and Other loans to the total reserve.
Uninsured Customer Deposits
Our U.S. deposits are insured up to $250,000 per account holder through the FDIC. Our non-U.S. deposits are insured as per regulatory rules in the respective jurisdictions. As of December 31, 2023 and 2022, we had total deposits of $129.1 billion and $110.2 billion, respectively, of which approximately $11.3 billion and $12.2 billion, respectively, were uninsured.
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

	By remaining maturity as of December 31, 2023
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. (a)	$158	$139	$318	$133	$748
Non U.S. (b)	$—	$1	$4	$—	$5
(a)We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to $250,000 per account holder through the FDIC.
(b)Includes time deposits in certain of our Non-U.S. offices that exceed the insurance limit as defined by the regulatory rules in individual markets.