Form 10-Q
period 2024-03-31
AMERICAN EXPRESS CO
filed 2024-04-19
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2024
Common Shares (par value $0.20 per share)	719,303,053	Shares

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
We compete in the global payments industry with card networks, issuers and acquirers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and Automated Clearing House (ACH)), as well as evolving and growing alternative mechanisms, systems and products that leverage new technologies, business models and customer relationships to create payment, financing or banking solutions. The payments industry continues to undergo dynamic changes in response to evolving technologies, consumer habits and merchant needs, such as an increased shift to digital payments.
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
Bank Holding Company
American Express is a bank holding company under the Bank Holding Company Act of 1956 and The Board of Governors of the Federal Reserve System (the Federal Reserve) is our primary federal regulator. As such, we are subject to the Federal Reserve’s regulations, policies and minimum capital standards. We are also subject to evolving and extensive government regulation and supervision in jurisdictions around the world.

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended March 31,		Change 2024 vs. 2023
(Millions, except percentages, per share amounts and where indicated)	2024	2023
Selected Income Statement Data
Total revenues net of interest expense	$15,801	$14,281	$1,520	11%
Provisions for credit losses	1,269	1,055	214	20
Total expenses	11,387	11,059	328	3
Pretax income	3,145	2,167	978	45
Income tax provision	708	351	357	#
Net income	2,437	1,816	621	34
Earnings per common share — diluted (a)	$3.33	$2.40	$0.93	39%

Selected Balance Sheet Data
Cash and cash equivalents	$54,213	$40,836	$13,377	33%
Card Member receivables	59,775	57,494	2,281	4
Card Member loans	126,619	109,050	17,569	16
Customer deposits	134,418	120,806	13,612	11
Long-term debt	$48,826	$41,138	$7,688	19%

Common Share Statistics (b)
Cash dividends declared per common share	$0.70	$0.60	$0.10	17
Average common shares outstanding:
Basic	721	743	(22)	(3)
Diluted	722	744	(22)	(3)

Selected Metrics and Ratios
Network volumes (Billions)	$419.2	$398.9	$20	5%
Billed business (Billions)	$367.0	$345.5	$22	6%
Card Member loans and receivables
Net write-off rate — principal, interest and fees (c)	2.3%	1.7%
Net write-off rate — principal only - consumer and small business (c)(d)	2.1%	1.6%
30+ days past due as a % of total - consumer and small business (e)	1.3%	1.2%
Effective tax rate	22.5%	16.2%
Return on average equity (f)	34.3%	28.7%
Common Equity Tier 1	10.6%	10.6%
# Denotes a variance of 100 percent or more
(a)Represents net income, less (i) earnings allocated to participating share awards of $18 million and $14 million for the three months ended March 31, 2024 and 2023, respectively, and (ii) dividends on preferred shares of $14 million for both the three months ended March 31, 2024 and 2023.
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
(f)Return on average equity (ROE) is calculated by dividing (i) annualized net income for the period by (ii) average shareholders’ equity for the period.

Business Environment
Our results for the first quarter reflect our continued investments in value propositions, marketing, technology capabilities and our brand, which are driving high levels of customer engagement and loyalty. The successful execution of our growth strategy, along with the strength of our premium customer base and differentiated business model, drove net income of $2.4 billion, or $3.33 per share, compared with net income of $1.8 billion, or $2.40 per share, a year ago.
Billed business, the most significant driver of our financial results, increased 6 percent year-over-year (7 percent on an FX-adjusted basis), in line with the overall spend environment we have seen the past few quarters.1 U.S. Consumer Services billed business grew by 8 percent year-over-year, reflecting continued strength in spending trends across all generational cohorts, with the largest portion of this growth coming from our Millennial and Gen-Z Card Members. International Card Services billed business grew by 11 percent year-over-year (13 percent on an FX-adjusted basis), driven by continued growth in spend across all regions and customer types outside the United States.1 Commercial Services billed business grew by 2 percent on a year-over-year basis, reflecting continued modest growth from U.S. small and mid-sized enterprise (SME) Card Members.
Total revenues net of interest expense increased 11 percent year-over-year. The growth in billed business drove a 5 percent increase in Discount revenue, our largest revenue line. Net card fees increased 15 percent year-over-year, reflecting high levels of new card acquisition and Card Member retention, as well as our cycle of product refreshes. Net interest income increased 26 percent versus the prior year, primarily reflecting growth in our revolving loan balances, which has moderated over the last several quarters, as well as continued net yield expansion versus the prior year.
Total loans and Card Member receivables increased 12 percent year-over-year, as our Card Members continue to spend and build balances. Provisions for credit losses increased, primarily driven by higher net write-offs, partially offset by a lower net reserve build in the current year. Net write-off and delinquency rates remained best-in-class, supported by our premium global customer base, our strong focus on risk management and disciplined growth strategy.
Card Member rewards, Card Member services and Business development expenses are generally correlated to volumes or are variable based on usage and collectively increased year-over-year primarily due to growth in billed business and premium card accounts, as well as higher usage of travel-related benefits. The year-over-year growth in these variable customer engagement expenses for the quarter was partially offset by a benefit related to enhancements to the models that estimate future redemptions of Membership Rewards points by U.S. Card Members resulting from our periodic evaluation of our liability estimation process and assumptions. Marketing expense increased 10 percent year-over-year, as we continue to invest in acquiring high spending, high quality customers and other growth initiatives. During the quarter we acquired 3.4 million proprietary new cards. Operating expenses were flat year-over-year, reflecting higher compensation costs to support business growth, offset by net losses on Amex Ventures investments in the prior year. We remain focused on driving marketing and operating expense efficiencies over time, while continuing to invest in our growth strategy.
During the first quarter, we maintained our capital ratios within our current target range of 10 to 11 percent and returned $1.6 billion of capital to our shareholders in the form of share repurchases and common stock dividends. We also increased our quarterly common stock dividend by 17 percent. We plan to continue to return to shareholders the excess capital we generate while managing our CET1 capital ratio within our target range and supporting balance sheet growth. Our robust capital, funding and liquidity positions provide us with significant flexibility to maintain a strong balance sheet.
As previously announced, we signed an agreement to sell fraud prevention solutions provider Accertify Inc., a wholly owned subsidiary we acquired in 2010, the operations of which are reported within the Global Merchant and Network Services segment. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2024. Upon closing, we expect to recognize a sizeable pre-tax gain, which will be recorded as a reduction to Other expense and is expected to be substantially reinvested back into our business.
Our performance continues to give us confidence in our business model and while we recognize the uncertainty of the geopolitical and macroeconomic environment and the evolving regulatory and competitive landscape, we remain committed to executing on our strategy to deliver sustainable and profitable long-term growth.
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

Results of Operations
The discussions in both “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three months ended March 31, 2024 compared to the same period in the prior year, as presented in the accompanying tables.
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended March 31,		Change 2024 vs. 2023
(Millions, except percentages)	2024	2023
Discount revenue	$8,380	$7,947	$433	5%
Net card fees	1,974	1,713	261	15
Service fees and other revenue	1,292	1,218	74	6
Processed revenue	386	420	(34)	(8)
Total non-interest revenues	12,032	11,298	734	6
Total interest income	5,775	4,416	1,359	31
Total interest expense	2,006	1,433	573	40
Net interest income	3,769	2,983	786	26
Total revenues net of interest expense	$15,801	$14,281	$1,520	11%
Total Revenues Net of Interest Expense
Discount revenue increased, primarily driven by an increase in billed business of 6 percent. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased, primarily driven by growth in our premium card portfolios. See Table 5 for more details on proprietary cards-in-force and average fee per card.
Service fees and other revenue increased, primarily driven by increases in travel commissions and fees from our consumer travel business, revenue from the sale of reward points, foreign exchange related revenues associated with Card Member cross-currency spending and merchant service fees, partially offset by a benefit in the prior year related to a portion of the revenue allocated to a joint venture partner as described in Business development expense below.
Processed revenue decreased, primarily driven by a decrease in volumes associated with the decommission of one of our alternative payment solutions as well as a decrease in network partner volumes. See Tables 5 and 6 for more details on processed volume performance.
Interest income increased, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased, primarily driven by higher interest rates paid on, and growth in, customer deposits.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended March 31,		Change 2024 vs. 2023
(Millions, except percentages)	2024	2023
Card Member loans
Net write-offs	$855	$486	$369	76%
Reserve build (release) (a)	159	300	(141)	(47)
Total	1,014	786	228	29
Card Member receivables
Net write-offs	217	230	(13)	(6)
Reserve (release) build (a)	(21)	(8)	(13)	#
Total	196	222	(26)	(12)
Other
Net write-offs - Other loans	43	16	27	#
Net write-offs - Other receivables	6	3	3	#
Reserve build (release) - Other loans (a)	10	24	(14)	(58)
Reserve build (release) - Other receivables (a)	—	4	(4)	#
Total	59	47	12	26
Total provisions for credit losses	$1,269	$1,055	$214	20%
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
Provisions for Credit Losses
Card Member loans provision for credit losses increased, primarily due to higher net write-offs, partially offset by a lower reserve build in the current period. The reserve build in the current period was primarily driven by an increase in loans outstanding and slightly higher delinquencies. The reserve build in the prior period was primarily driven by higher delinquencies and an increase in loans outstanding.
Card Member receivables provision for credit losses decreased, primarily due to lower net write-offs and a higher reserve release in the current period. The reserve release in the current period was primarily driven by a decrease in receivables outstanding. The reserve release in the prior period was primarily driven by a decrease in receivables outstanding, partially offset by higher delinquencies.
Other provisions for credit losses increased, primarily due to higher net write-offs, partially offset by a lower reserve build in the current period. The reserve builds in both the current and prior periods were primarily driven by increases in non-card loans outstanding in the respective periods.

Table 4: Expenses Summary

	Three Months Ended March 31,		Change 2024 vs. 2023
(Millions, except percentages)	2024	2023
Card Member rewards	$3,774	$3,766	$8	—%
Business development	1,392	1,393	(1)	—
Card Member services	1,171	983	188	19
Marketing	1,476	1,341	135	10
Salaries and employee benefits	2,098	2,014	84	4
Other, net	1,476	1,562	(86)	(6)
Total expenses	$11,387	$11,059	$328	3%
Expenses
Card Member rewards expense was relatively flat, driven by an increase in cobrand rewards expense of $137 million, largely offset by a decrease in Membership Rewards and cash back rewards expenses, collectively, of $129 million. The increase in cobrand rewards expense was primarily driven by higher billed business. The decrease in Membership Rewards expense was driven by a $196 million benefit from enhancements to the models that estimate future redemptions of Membership Reward points by U.S. Card Members as well as lower redemption costs, partially offset by higher billed business.

The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) at both March 31, 2024 and 2023.
Business development expense was flat, primarily due to increased partner payments driven by higher network volumes and contractual rates, offset by a prior-year charge related to revenue allocated to a joint venture partner.
Card Member services expense increased, primarily due to growth in premium card accounts and higher usage of travel-related benefits by existing Card Members.
Marketing expense increased, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits expense increased, primarily driven by higher compensation costs, reflecting the continued investment in our colleagues to support business growth.
Other expenses decreased, primarily driven by net losses on Amex Ventures investments in the prior period.

Income Taxes
The effective tax rate was 22.5 percent and 16.2 percent for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate primarily reflected discrete tax benefits in the prior period related to the resolution of certain prior-year tax items.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023
Network volumes (billions)	$419.2	$398.9	5%
Billed business	$367.0	$345.5	6
Processed volumes	$52.2	$53.4	(2)
Cards-in-force (millions)	142.4	135.7	5
Proprietary cards-in-force	81.1	78.0	4
Basic cards-in-force (millions)	119.8	113.7	5
Proprietary basic cards-in-force	62.3	60.1	4
Average proprietary basic Card Member spending (dollars)	$5,919	$5,792	2
Average fee per card (dollars) (a)	$98	$88	11%
Discount revenue as a % of Billed business	2.28%	2.30%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
Table 6: Network Volumes-Related Statistical Information

	Three Months Ended March 31, 2024
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Network volumes	5%	6%
Total billed business	6	7
U.S. Consumer Services	8
Commercial Services	2	2
International Card Services	11	13
Processed volumes	(2)	2

Merchant industry billed business metrics
G&S spend (72% of billed business)	6	6
T&E spend (28% of billed business)	8	8
Airline spend (8% of billed business)	8%	9%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2024 vs. 2023
(Millions, except percentages and where indicated)	2024	2023
Card Member loans and receivables:
Net write-off rate — principal, interest and fees (a)	2.3%	1.7%
Net write-off rate — principal only - consumer and small business (a)(b)	2.1%	1.6%
30+ days past due as a % of total - consumer and small business (c)	1.3%	1.2%

Card Member loans:
Card Member loans (billions)	$126.6	$109.1	16%
Credit loss reserves:
Beginning balance	$5,118	$3,747	37
Provisions - principal, interest and fees	1,014	786	29
Net write-offs — principal less recoveries	(705)	(397)	78
Net write-offs — interest and fees less recoveries	(150)	(89)	69
Other (d)	(6)	6	#
Ending balance	$5,271	$4,053	30
% of loans	4.2%	3.7%
% of past due	297%	330%
Average loans (billions)	$124.7	$107.7	16
Net write-off rate — principal, interest and fees (a)	2.7%	1.8%
Net write-off rate — principal only (a)	2.3%	1.5%
30+ days past due as a % of total	1.4%	1.1%

Card Member receivables:
Card Member receivables (billions)	$59.8	$57.5	4
Credit loss reserves:
Beginning balance	$174	$229	(24)
Provisions - principal and fees	196	222	(12)
Net write-offs — principal and fees less recoveries	(217)	(230)	(6)
Other (d)	(2)	2	#
Ending balance	$151	$223	(32)%
% of receivables	0.3%	0.4%
Net write-off rate — principal and fees (a)	1.5%	1.6%
Net write-off rate — principal only - consumer and small business (a)(b)	1.7%	1.9%
30+ days past due as a % of total - consumer and small business (c)	1.1%	1.4%
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
(d)Other includes foreign currency translation adjustments.

Table 8: Net Interest Yield on Average Card Member Loans

	Three Months Ended March 31,
(Millions, except percentages and where indicated)	2024	2023
Net interest income	$3,769	$2,983
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	882	624
Interest income not attributable to our Card Member loan portfolio (b)	(916)	(602)
Adjusted net interest income (c)	$3,735	$3,005
Average Card Member loans (billions)	$124.7	$107.7
Net interest income divided by average Card Member loans (c)	12.2%	11.2%
Net interest yield on average Card Member loans (c)	12.0%	11.3%
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
U.S. Consumer Services
Table 9: USCS Selected Income Statement Data

	Three Months Ended March 31,		Change
(Millions, except percentages)	2024	2023	2024 vs. 2023
Revenues
Non-interest revenues	$4,766	$4,359	$407	9%
Interest income	3,481	2,775	706	25
Interest expense	748	551	197	36
Net interest income	2,733	2,224	509	23
Total revenues net of interest expense	7,499	6,583	916	14
Provisions for credit losses	727	584	143	24
Total revenues net of interest expense after provisions for credit losses	6,772	5,999	773	13
Expenses
Card Member rewards, business development, Card Member services and marketing	4,075	3,813	262	7
Salaries and employee benefits and other operating expenses	1,084	1,056	28	3
Total expenses	5,159	4,869	290	6
Pretax segment income	$1,613	$1,130	$483	43%
U.S. Consumer Services issues a wide range of proprietary consumer cards and provides services to U.S. consumers, including travel and lifestyle services as well as banking and non-card financing products.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased across all revenue categories, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 7 percent, primarily driven by an increase in U.S. consumer billed business. See Tables 5, 6 and 10 for more details on billed business performance.
Net card fees increased 16 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 8 percent, primarily driven by increases in travel commissions and fees from our consumer travel business and revenue from the sale of reward points, partially offset by the change in the allocation of TLS revenues described above.
Interest income increased, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased, primarily driven by a higher cost of funds.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to higher net write-offs, partially offset by a lower reserve build in the current period. The reserve build in the current period was primarily driven by slightly higher delinquencies. The reserve build in the prior period was primarily driven by higher delinquencies and an increase in loans outstanding.
Card Member receivables provision for credit losses increased, primarily due to higher net write-offs, partially offset by a higher reserve release in the current period. The reserve releases in both the current and prior periods were primarily driven by decreases in receivables outstanding in the respective periods.

EXPENSES
Total expenses increased, primarily driven by higher Card Member services, Business development and Operating expenses.
Card Member rewards expense increased, driven by an increase in cobrand rewards expense, partially offset by a decrease in Membership Rewards and cash back rewards expense. The increase in cobrand rewards expense was primarily driven by higher billed business. The decrease in Membership Rewards expense was driven by the above-mentioned benefit from enhancements to the U.S. URR models as well as lower redemption costs, partially offset by higher billed business.
Business development expense increased, primarily due to increased partner payments driven by higher billed business and contractual rates.
Card Member services expense increased, primarily due to growth in premium card accounts and higher usage of travel-related benefits by existing Card Members.
Marketing expense increased, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other expenses increased, primarily due to an increase in allocated service costs, which includes an allocation of TLS servicing costs as described above, partially offset by lower compensation costs.

Table 10: USCS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2024 vs. 2023
(Millions, except percentages and where indicated)	2024	2023
Billed business (billions)	$153.4	$142.3	8%
Proprietary cards-in-force	44.4	42.4	5
Proprietary basic cards-in-force	31.1	29.7	5
Average proprietary basic Card Member spending (dollars)	$4,962	$4,822	3
Total segment assets (billions)	$104.3	$90.6	15
Card Member loans:
Total loans (billions)	$82.3	$72.0	14
Average loans (billions)	$81.7	$71.6	14
Net write-off rate — principal, interest and fees (a)	2.8%	1.9%
Net write-off rate — principal only (a)	2.3%	1.5%
30+ days past due as a % of total	1.4%	1.1%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$2,733	$2,224
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	36	36
Interest income not attributable to our Card Member loan portfolio (c)	(122)	(82)
Adjusted net interest income (d)	$2,647	$2,178
Average Card Member loans (billions)	$81.7	$71.6
Net interest income divided by average Card Member loans (d)	13.4%	12.6%
Net interest yield on average Card Member loans (d)	13.0%	12.3%
Card Member receivables:
Total receivables (billions)	$13.6	$13.3	2%
Net write-off rate — principal and fees (a)	1.5%	1.3%
Net write-off rate — principal only (a)	1.3%	1.2%
30+ days past due as a % of total	0.8%	1.0%
(a)Refer to Table 7 footnote (a).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).

Commercial Services
Table 11: CS Selected Income Statement Data

	Three Months Ended March 31,		Change 2024 vs. 2023
(Millions, except percentages)	2024	2023
Revenues
Non-interest revenues	$3,194	$3,107	$87	3%
Interest income	1,005	706	299	42
Interest expense	414	321	93	29
Net interest income	591	385	206	54
Total revenues net of interest expense	3,785	3,492	293	8
Provisions for credit losses	355	283	72	25
Total revenues net of interest expense after provisions for credit losses	3,430	3,209	221	7
Expenses
Card Member rewards, business development, Card Member services and marketing	1,819	1,854	(35)	(2)
Salaries and employee benefits and other operating expenses	733	725	8	1
Total expenses	2,552	2,579	(27)	(1)
Pretax segment income	$878	$630	$248	39%
Commercial Services issues a wide range of proprietary corporate and small business cards and provides services to U.S. businesses, including payment and expense management, banking and non-card financing products. CS also issues proprietary corporate cards and provides services to select global corporate clients.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased, primarily driven by higher Discount revenue, Net card fees and Service fees and other revenue.
Discount revenue increased 1 percent, primarily driven by an increase in commercial billed business. See Tables 5, 6 and 12 for more details on billed business performance.
Net card fees increased 12 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 29 percent, largely driven by the change in the allocation of TLS revenues described above.
Interest income increased, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased, primarily driven by a higher cost of funds.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to higher net write-offs, partially offset by a lower reserve build in the current period. The reserve builds in both the current and prior periods were primarily driven by higher delinquencies and increases in loans outstanding in the respective periods.
Card Member receivables provision for credit losses decreased, primarily due to a reserve release in the current period, versus a reserve build in the prior period, and lower net write-offs. The reserve release in the current period was primarily driven by lower delinquencies.

EXPENSES
Total expenses decreased, primarily driven by lower Card Member rewards expense, partially offset by higher Marketing and Operating expenses.
Card Member rewards expense decreased, driven by a decrease in Membership Rewards and cash back rewards expense, partially offset by an increase in cobrand rewards expense. The decrease in Membership Rewards expense was driven by the above-mentioned benefit from enhancements to the U.S. URR models as well as lower redemption costs, partially offset by higher billed business. The increase in cobrand rewards expense was primarily driven by higher billed business.
Business development expense increased, primarily due to increased partner payments, primarily driven by an increase in billed business and higher contractual rates, partially offset by lower client incentives.
Card Member services expense increased, primarily due to higher usage of travel-related benefits.
Marketing expense increased, primarily reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other expenses increased, primarily due to an increase in allocated service costs, which includes an allocation of TLS servicing costs as described above, partially offset by lower compensation costs.

Table 12: CS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2024 vs 2023
(Millions, except percentages and where indicated)	2024	2023
Billed business (billions)	$127.1	$125.0	2%
Proprietary cards-in-force	15.4	15.2	1
Average Card Member spending (dollars)	$8,261	$8,283	—
Total segment assets (billions)	$58.1	$53.8	8
Card Member loans:
Total loans (billions)	$27.6	$23.1	19
Average loans (billions)	$26.6	$22.1	20
Net write-off rate — principal, interest and fees (a)	2.6%	1.4%
Net write-off rate — principal only (a)	2.3%	1.2%
30+ days past due as a % of total	1.5%	1.1%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$591	$385
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	184	162
Interest income not attributable to our Card Member loan portfolio (c)	(74)	(38)
Adjusted net interest income (d)	$701	$509
Average Card Member loans (billions)	$26.6	$22.1
Net interest income divided by average Card Member loans (d)	9.0%	7.1%
Net interest yield on average Card Member loans (d)	10.6%	9.4%
Card Member receivables:
Total receivables (billions)	$27.0	$27.5	(2)%
Net write-off rate — principal and fees (e)	1.4%	1.5%
Net write-off rate — principal only (a) - small business	2.1%	2.1%
30+ days past due as a % of total - small business	1.4%	1.8%
90+ days past billing as a % of total (e) - corporate	0.5%	0.5%
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

International Card Services
Table 13: ICS Selected Income Statement Data

	Three Months Ended March 31,		Change
(Millions, except percentages)	2024	2023	2024 vs. 2023
Revenues
Non-interest revenues	$2,437	$2,267	$170	7%
Interest income	583	467	116	25
Interest expense	307	224	83	37
Net interest income	276	243	33	14
Total revenues net of interest expense	2,713	2,510	203	8
Provisions for credit losses	182	181	1	1
Total revenues net of interest expense after provisions for credit losses	2,531	2,329	202	9
Expenses
Card Member rewards, business development, Card Member services and marketing	1,555	1,419	136	10
Salaries and employee benefits and other operating expenses	724	721	3	—
Total expenses	2,279	2,140	139	6
Pretax segment income	$252	$189	$63	33%
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
Discount revenue increased 11 percent, primarily reflecting an increase in international billed business. See Tables 5, 6 and 14 for more details on billed business performance.
Net card fees increased 15 percent (18 percent on an FX-adjusted basis), primarily driven by growth in our premium card portfolios.2
Service fees and other revenue decreased 4 percent, primarily driven by a benefit in the prior year related to a portion of the revenue allocated to a joint venture partner as described in Business development expense below, partially offset by higher loyalty coalition-related fees and an increase in foreign exchange-related revenues associated with Card Member cross-currency spending.
Interest income increased, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased, primarily driven by a higher cost of funds.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to higher net write-offs, partially offset by a reserve release in the current period, versus a reserve build in the prior period. The reserve release in the current period was driven by the performance of portfolios in certain international markets. The reserve build in the prior period was driven by higher delinquencies and an increase in loans outstanding.
Card Member receivables provision for credit losses decreased, primarily due to lower net write-offs.

2Refer to footnote 1 on page 3 for details regarding foreign currency adjusted information.

EXPENSES
Total expenses increased, primarily driven by higher Card Member rewards and Marketing expenses, partially offset by lower Business development expense.
Card Member rewards expense increased, primarily driven by higher billed business.
Business development expense decreased, primarily driven by a prior-year charge related to revenue allocated to a joint venture partner.
Card Member services expense increased, primarily due to higher usage of travel-related benefits.
Marketing expense increased, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other expenses increased, primarily due to an increase in allocated service costs, partially offset by lower compensation costs.

Table 14: ICS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2024 vs. 2023
(Millions, except percentages and where indicated)	2024	2023
Billed business (billions)	$85.4	$76.9	11%
Proprietary cards-in-force	21.3	20.4	4
Proprietary basic cards-in-force	15.8	15.2	4
Average proprietary basic Card Member spending (dollars)	$5,436	$5,110	6
Total segment assets (billions)	$41.5	$36.3	14
Card Member loans - consumer and small business:
Total loans (billions)	$16.7	$14.0	19
Average loans (billions)	$16.4	$13.9	18
Net write-off rate - principal, interest and fees (a)	2.6%	2.1%
Net write-off rate - principal only (a)	2.2%	1.8%
30+ days past due as a % of total	1.3%	1.4%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$276	$243
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	126	88
Interest income not attributable to our Card Member loan portfolio (c)	(15)	(13)
Adjusted net interest income (d)	$387	$318
Average Card Member loans (billions)	$16.4	$14.0
Net interest income divided by average Card Member loans (d)	6.8%	7.0%
Net interest yield on average Card Member loans (d)	9.5%	9.2%
Card Member receivables:
Total receivables (billions)	$19.2	$16.7	15%
Net write-off rate — principal and fees (e)	1.6%	2.1%
Net write-off rate — principal only (a) - consumer and small business	1.7%	2.4%
30+ days past due as a % of total - consumer and small business	1.0%	1.3%
90+ days past billing as a % of total (e) - corporate	0.5%	0.4%
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

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended March 31,		Change 2024 vs. 2023
(Millions, except percentages and where indicated)	2024	2023
Revenues
Non-interest revenues	$1,655	$1,596	$59	4%
Interest income	17	14	3	21
Interest expense	(198)	(131)	(67)	(51)
Net interest income	215	145	70	48
Total revenues net of interest expense	1,870	1,741	129	7
Provisions for credit losses	6	6	—	—
Total revenues net of interest expense after provisions for credit losses	1,864	1,735	129	7
Expenses
Business development, Card Member services and marketing	352	388	(36)	(9)
Salaries and employee benefits and other operating expenses	495	462	33	7
Total expenses	847	850	(3)	—
Pretax segment income	1,017	885	132	15
Network volumes (billions)	419.2	398.9	$20	5
Total segment assets (billions)	$24.9	$17.1		46%
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
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased, primarily driven by Service fees and other revenues and Discount revenue, partially offset by lower Processed revenue.
Discount revenue increased 4 percent, primarily driven by an increase in billed business. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 13 percent, primarily due to higher merchant service fees and an increase in foreign exchange-related revenues associated with Card Member cross-currency spending.
Processed revenue decreased 4 percent and increased 2 percent on an FX-adjusted basis, primarily driven by an increase in FX-adjusted processed volumes.3
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased, primarily due to a higher interest expense credit, primarily driven by higher interest rates and an increase in average merchant payables.
EXPENSES
Total expenses were relatively flat, primarily driven by lower Business development and Marketing expenses, largely offset by higher Operating expenses.
Business development expense decreased, primarily due to decreased partner payments driven by lower contractual rates.
Marketing expense decreased, reflecting lower levels of spending on merchant engagement initiatives.
Salaries and employee benefits and other expenses increased, primarily driven by an increase in allocated service expense, higher joint venture related expense, and higher compensation costs.
3Refer to footnote 1 on page 3 for details regarding foreign currency adjusted information.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $615 million and $667 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in pretax loss was primarily driven by net losses on Amex Ventures investments in the prior period, partially offset by higher compensation costs in the current period.
CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY
Our balance sheet management objectives are to maintain:
•A solid and flexible equity capital profile;
•A broad, deep and diverse set of funding sources to finance our assets and meet operating requirements; and
•Liquidity programs that enable us to continuously meet expected future financing obligations and business requirements for at least a twelve month period under a variety of adverse circumstances.
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
We maintain certain flexibility to shift capital across our businesses as appropriate. For example, we may infuse additional capital into subsidiaries to maintain capital at targeted levels in consideration of debt ratings and regulatory requirements. These infused amounts can affect the capital and liquidity positions at American Express Company or at our subsidiaries.
We report our capital ratios using the Basel III capital definitions and the Basel III standardized approach for calculating risk-weighted assets.
On July 27, 2023, the U.S. federal bank regulatory agencies issued a notice of proposed rulemaking that would significantly revise U.S. regulatory capital requirements for large banking organizations, including American Express Company and American Express National Bank (AENB). See the “Supervision and Regulation ― Capital and Liquidity Regulation” section of our Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Form 10-K) for more information.

The following table presents our regulatory risk-based capital and leverage ratios and those of AENB, as of March 31, 2024:
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of March 31, 2024
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.6%
American Express National Bank		11.2
Tier 1	8.5%
American Express Company		11.3
American Express National Bank		11.2
Total	10.5%
American Express Company		13.2
American Express National Bank		12.9
Tier 1 Leverage	4.0%
American Express Company		9.8
American Express National Bank		9.0%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company’s regulatory risk-based capital and risk-weighted assets as of March 31, 2024:
Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	March 31, 2024
Risk-Based Capital
Common Equity Tier 1	$23.7
Tier 1 Capital	25.3
Tier 2 Capital	4.1
Total Capital	29.4

Risk-Weighted Assets	223.4
Average Total Assets to calculate the Tier 1 Leverage Ratio	$257.6
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
Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for credit losses adjusted for the CECL final rules (limited to 1.25 percent of risk-weighted assets) and $1,250 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $1,250 million of eligible subordinated notes includes the $500 million subordinated debt issued in July 2023 and the $750 million subordinated debt issued in May 2022.

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
We are subject to the Federal Reserve’s supervisory stress tests in 2024. We submitted our annual capital plan to the Federal Reserve on April 3, 2024. Our current SCB of 2.5 percent is effective until September 30, 2024. The Federal Reserve is expected to notify us in the second quarter of 2024 of the SCB that will be effective October 1, 2024 to September 30, 2025.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three months ended March 31, 2024, we returned $1.6 billion to our shareholders in the form of share repurchases of $1.1 billion and common stock dividends of $0.5 billion. We repurchased 5.3 million common shares at an average price of $213.59 in the first quarter of 2024.
In addition, during the three months ended March 31, 2024, we paid $14 million in dividends on non-cumulative perpetual preferred shares outstanding.
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
Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of March 31, 2024 and December 31, 2023:
Table 18: Summary of Customer Deposits and Consolidated Debt

(Billions)	March 31, 2024	December 31, 2023
Customer deposits	$134.4	$129.1
Short-term borrowings	1.7	1.3
Long-term debt	48.8	47.9
Total customer deposits and debt	$184.9	$178.3
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

The following table presents our debt issuances for the three months ended March 31, 2024:
Table 19: Debt Issuances

(Billions)	Three Months Ended March 31, 2024
American Express Company:
Floating Rate Senior Notes (compounded SOFR(a) plus 100 basis points)	$0.3
Fixed-to-Floating Rate Senior Notes (coupon of 5.098% during the fixed rate period and compounded SOFR(a) plus 100 basis points during the floating rate period)	1.7
Total	$2.0
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
On August 29, 2023, the U.S federal bank regulatory agencies issued a notice of proposed rulemaking that, if adopted as proposed, would require covered bank holding companies such as American Express Company to issue and maintain minimum amounts of eligible external long-term debt and certain insured depository institutions such as AENB to issue and maintain minimum amounts of eligible internal long-term debt. See the “Supervision and Regulation ― Capital and Liquidity Regulation” section of the 2023 Form 10-K for more information.
Deposit Programs
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per account holder through the FDIC; as of March 31, 2024, approximately 92 percent of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. Direct retail deposits offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account, certificates of deposit (CDs), business checking and consumer rewards checking account products available directly to customers. As of March 31, 2024, our direct retail deposit program had approximately 2.7 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives. CDs carry stated maturities while high-yield savings account, checking account and third-party sweep deposit products do not. We manage the duration of our maturing obligations, including CDs, to reduce concentration and refinancing risk.

As of March 31, 2024 and December 31, 2023, we had $134.4 billion and $129.1 billion, respectively, in deposits. Refer to Note 6 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.
The following table sets forth the average interest rate we paid on different types of deposits during the three months ended March 31, 2024 and 2023. Changes in the average interest rate we paid on our deposits were primarily due to the impact of higher market interest rates offered for retail deposits.
Table 21: Average Interest Rates Paid on Deposits

	Three Months Ended March 31,
	2024			2023
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings and transaction accounts	$97,385	$1,022	4.2%	$80,446	$670	3.4%
Certificates of deposit:
Direct	5,438	57	4.2	3,407	25	2.9
Third-party (brokered)	12,481	126	4.0	13,930	112	3.3
Sweep accounts — Third-party (brokered)	15,696	221	5.7	15,974	186	4.7
Total U.S. retail interest-bearing deposits	$131,000	$1,426	4.4%	$113,757	$993	3.5%
(a)Average interest rate reflects interest expense divided by average deposits, computed on an annualized basis.

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
The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as additional stress scenarios required under our liquidity risk policy. Additionally, we anticipate becoming a Category III firm in 2024 and thus being subject to the regulatory requirements under the liquidity coverage ratio and net stable funding ratio rules. See the “Supervision and Regulation — Capital and Liquidity Regulation” section of the 2023 Form 10-K for more information. We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements.
As of March 31, 2024 and December 31, 2023, we had $54.2 billion and $46.6 billion in Cash and cash equivalents, respectively. Refer to the “Cash Flows” section below for a discussion of the major drivers impacting cash flows for the three months ended March 31, 2024. The investment income we receive on liquidity resources has historically been less than the interest expense on the sources of funding for these balances. From time to time, including in this quarter, interest income may exceed the interest expense associated with the liquidity portfolio. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary.
Securitized Borrowing Capacity
As of March 31, 2024, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible AAA certificates from American Express Credit Account Master Trust (the Lending Trust). These facilities enhance our contingent funding resources and are also used in the ordinary course of business to fund working capital needs. As of March 31, 2024, no amounts were drawn on the Charge Trust facility or Lending Trust facility.
Committed Bank Credit Facility
As of March 31, 2024, we maintained a committed syndicated bank credit facility of $4.0 billion with a maturity date of October 30, 2026. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. As of March 31, 2024, $350 million was drawn on this facility, which was subsequently repaid in full.
Other Sources of Liquidity
In addition to cash and other liquid assets and the secured borrowing facilities and committed bank credit facility described above, as an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco through the discount window against the U.S. credit card loans and charge card receivables that it pledged. As of March 31, 2024, AENB had available borrowing capacity of $60.0 billion based on the amount and collateral valuation of receivables that were pledged to the Federal Reserve Bank of San Francisco. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval.

Unused Credit Outstanding
As of March 31, 2024, we had approximately $408 billion of unused credit available to customers. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Charge card products with no pre-set spending limits are not reflected in unused credit.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the three months ended March 31:
Table 22: Cash Flows

(Billions)	2024	2023
Total cash provided by (used in):
Operating activities	$5.5	$(0.4)
Investing activities	(3.1)	(1.4)
Financing activities	5.2	8.6
Effect of foreign currency exchange rates on cash and cash equivalents	—	0.1
Net increase in cash and cash equivalents	$7.6	$6.9
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
In 2024, the net cash provided by operating activities was driven by cash generated from net income for the period and higher net operating liabilities primarily driven by higher book overdrafts due to timing differences arising in the ordinary course of business and higher accounts payable to merchants to settle daily transaction volume, partially offset by payments related to annual incentive compensation.
In 2023, the net cash used in operating activities was driven by lower net operating liabilities, primarily related to the timing of normal course payments to our merchants to settle daily transaction volume and payments related to annual incentive compensation, partially offset by cash generated from net income for the period.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in loans and Card Member receivables, as well as changes in our available-for-sale investment securities portfolio.
In 2024, the net cash used in investing activities was primarily driven by higher loans and Card Member receivables outstanding.
In 2023, the net cash used in investing activities was primarily driven by higher Card Member loans outstanding.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
In 2024, the net cash provided by financing activities was primarily driven by growth in customer deposits and net debt issuances, partially offset by share repurchases and dividend payments.
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
Governments and regulators are increasingly requiring financial services firms and payment systems to be locally licensed and/or to localize aspects of their operations, compliance programs and governance frameworks. The development and enforcement of these and other similar laws, regulations and policies may increase our operational complexity and compliance costs, result in enforcement actions and penalties and adversely affect our ability to compete effectively and maintain and extend our global network.
Governmental authorities have also focused, and we believe will continue to focus, considerable attention on reviewing compliance by financial services firms and payment systems with laws and regulations, and as a result, we continually work to evolve and improve our risk management framework, governance structures, practices and procedures. Reviews by us and governmental authorities to assess compliance with laws and regulations, as well as our own internal reviews to assess compliance with internal policies, including errors or misconduct by colleagues or third parties or control failures, have resulted in, and are likely to continue to result in, changes to our products, practices and procedures, restitution to our customers and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations, enforcement proceedings and the imposition of fines or civil money penalties, in the event of noncompliance or alleged noncompliance with laws or regulations. For example, as previously disclosed, we are cooperating with governmental investigations related to our historical sales practices, which are described in more detail in Note 7 to the “Consolidated Financial Statements.” In addition, various bank regulators have announced they are reviewing credit card rewards programs for compliance with certain consumer protection laws and regulations. As previously disclosed, we identified during an internal review that certain U.S. Card Members were not credited certain Membership Rewards points they had earned and we have taken actions to remediate it and enhance our related procedures. We are cooperating with regulators in their ongoing regulatory examination of rewards and benefits programs. External publicity concerning investigations can increase the scope and scale of investigations and lead to further regulatory inquiries.
Please see the “Supervision and Regulation” and “Risk Factors” sections of the 2023 Form 10-K for further information.
Enhanced Prudential Standards
We are subject to the U.S. federal bank regulatory agencies’ rules that tailor the application of enhanced prudential standards to bank holding companies and depository institutions with $100 billion or more in total consolidated assets. Under these rules, American Express Company (and its depository institution subsidiary, AENB) is currently subject to Category IV standards; however, we anticipate becoming a Category III firm in 2024 following our total consolidated assets exceeding $250 billion, calculated based on a daily average of total consolidated assets for the trailing four quarters. Category III firms are subject to heightened capital, liquidity and prudential requirements, single-counterparty credit limits and additional stress tests, which in some cases are subject to a transition period following a financial institution becoming a Category III firm. Please see the “Supervision and Regulation” and “Risk Factors” sections of the 2023 Form 10-K for further information.
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
On March 5, 2024, the CFPB issued a final rule that lowers the safe harbor amount for credit card late fees that would be considered to be “reasonable and proportional” to the costs incurred by credit card issuers for late payments to $8, eliminates a higher late fee safe harbor amount for subsequent late payments and eliminates the annual inflation adjustment for the safe harbor amount. The final rule has an effective date of May 14, 2024; however, it is being challenged in litigation, which could delay or, if such challenge is successful, halt implementation of the final rule. We are assessing the impact of the final rule and how we intend to comply with it if it goes into effect. In the absence of providing a cost justification to support a late fee higher than the safe harbor amount, which would be permissible under the final rule, we would be required to reduce our late fees, resulting in a decrease to our delinquency fee revenue. In addition, a reduction in the late fee amount could alter Card Member behavior and impact repayment rates.
For more information on consumer financial products regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2023 Form 10-K.
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
For more information on payments regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2023 Form 10-K.
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
For more information on the potential impacts of surcharging and other actions that could impair the Card Member experience, please see the “Risk Factors” section of the 2023 Form 10-K.
Merchant Litigation
We continue to vigorously defend antitrust and other claims initiated by merchants. See Note 7 to the “Consolidated Financial Statements” for descriptions of the cases. It is possible that actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in the merchant litigations on our business, please see the “Risk Factors” section of the 2023 Form 10-K.

Privacy, Data Protection, Data Governance, Information Security and Cybersecurity
Regulatory and legislative activity in the areas of privacy, data protection, data governance and information security and cybersecurity continues to increase worldwide. We have established, and continue to maintain and enhance, policies and a governance framework to comply with applicable laws, meet evolving customer and industry expectations and support and enable business innovation and growth; however our policies and governance framework may be insufficient given the size and complexity of our business and heightened regulatory scrutiny. Laws and regulations related to automated decision making, artificial intelligence and machine learning are still evolving and there is uncertainty as to new laws and regulations that will be adopted and the application of existing laws and regulations, which may restrict us or impose burdensome and costly requirements, including on our ability to use artificial intelligence and machine learning. Global financial institutions like us, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), artificial intelligence-assisted deepfake attacks and disinformation campaigns, corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. For more information on privacy, data protection and information security and cybersecurity regulation and the potential impacts of a major information security or cybersecurity incident on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2023 Form 10-K.
Anti-Money Laundering and Countering the Financing of Terrorism
We are subject to significant supervision and regulation, and an increasingly stringent enforcement environment, with respect to compliance with anti-money laundering (AML) and countering the financing of terrorism (CFT) laws and regulations. In the United States, the majority of AML/CFT requirements are derived from the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the Bank Secrecy Act), as amended by the USA PATRIOT Act of 2001. The Anti-Money Laundering Act of 2020 (the AMLA), enacted in January 2021, amended the Bank Secrecy Act and is intended to comprehensively reform and modernize U.S. AML/CFT laws. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.
In Europe, AML/CFT requirements are largely the result of countries transposing the 5th and 6th EU Anti-Money Laundering Directives (and preceding EU Anti-Money Laundering Directives) into local laws and regulations. Numerous other countries have also enacted or proposed new or enhanced AML/CFT legislation and regulations applicable to American Express.
Among other things, these laws and regulations generally require us to establish AML/CFT programs that meet certain standards, including, policies and procedures to collect information from and verify the identities of our customers, and to monitor for and report suspicious transactions, in addition to other information gathering and recordkeeping requirements. Our AML/CFT programs have become the subject of heightened scrutiny in some countries, including certain Member States in the EU. Any errors, failures or delays in complying with AML/CFT laws, perceived deficiencies in our AML/CFT programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activity can give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities, or other enforcement actions. For more information on AML/CFT regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2023 Form 10-K.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations and our ability to continue investing at high levels in areas that can drive sustainable growth (including our brand, value propositions, customers, colleagues, marketing, technology and coverage), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: macroeconomic conditions, such as recession risks, changes in interest rates, effects of inflation, labor shortages or higher rates of unemployment, supply chain issues, energy costs and fiscal and monetary policies; geopolitical instability, including the ongoing Ukraine and Israel wars, broader regional hostilities and tensions involving China and the United States; the impact of any future contingencies, including, but not limited to, legal costs and settlements, the imposition of fines or monetary penalties, increases in Card Member remediation, investment gains or losses, restructurings, impairments and changes in reserves; issues impacting brand perceptions and our reputation; impacts related to new or renegotiated cobrand and other partner agreements and joint ventures; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense and the sustainability of our future growth, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: spending volumes and the spending environment not being consistent with expectations, including T&E spend growing slower than expected, further slowing in spend by U.S. small and mid-sized enterprise or U.S. large and global corporate customers, or a general slowdown or increase in volatility in consumer and business spending volumes; changes in foreign currency exchange rates; an inability to address competitive pressures, innovate and expand our products and services, leverage the advantages of our differentiated business model, attract customers across generations and age cohorts, including Millennial and Gen Z customers and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global network; the effects of regulatory initiatives on fees; and merchant discount rates changing by a greater or lesser amount than expected;
•net card fees not performing consistently with expectations, which could be impacted by, among other things, a deterioration in macroeconomic conditions impacting the ability and desire of Card Members to pay card fees; higher Card Member attrition rates; the pace of Card Member acquisition activity, and demand for our fee-based products; and our inability to address competitive pressures, develop attractive premium value propositions and implement our strategy of refreshing card products, enhancing and delivering benefits and services and continuing to innovate with respect to our products;
•net interest income, the effects of changes in interest rates and the growth of loans and Card Member receivables outstanding, and the portion of which that is interest bearing, being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; our ability to effectively manage underwriting risk and enhance Card Member value propositions to continue to attract premium Card Members; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on Card Member loans not remaining consistent with current expectations; our deposit levels or the interest rates we offer on deposits changing from current expectations; and the effectiveness of our strategies to capture a greater share of existing Card Members’ spending and borrowings, and attract new, and retain existing, customers;
•future credit performance, the level of future delinquency, reserve and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; the ability and willingness of Card Members to pay amounts owed to us; changes in consumer behavior that affect loan and receivable balances (such as paydown and revolve rates); the credit profiles of new customers acquired; the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; the impact of the usage of debt settlement companies;

collections capabilities and recoveries of previously written-off loans and receivables; and governmental actions providing forms of relief with respect to certain loans and fees, and the termination of such actions;
•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement costs to revenues, which could be impacted by continued changes in macroeconomic conditions and Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories), the redemption of rewards and offers (including travel redemptions) and usage of travel-related benefits; the costs related to reward point redemptions; further enhancements to product benefits to make them attractive to Card Members and prospective customers, potentially in a manner that is not cost-effective; new and renegotiated contractual obligations with business partners; our ability to identify and negotiate partner-funded value for Card Members; and the pace and cost of the expansion of our global lounge collection;
•the actual amount we spend on marketing in the future, which will be based in part on continued changes in the macroeconomic and competitive environment and business performance, including the levels of demand for our products; management’s decisions regarding the timing of spending on marketing and the effectiveness of management’s investment optimization process, management’s identification and assessment of attractive investment opportunities; management’s ability to develop premium value propositions and drive customer demand; the receptivity of Card Members and prospective customers to advertising and customer acquisition initiatives; our ability to realize marketing efficiencies and balance expense control and investments in the business;
•our ability to control operating expenses, including relative to future revenue growth, and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; a persistent inflationary environment; our ability to realize operational efficiencies, including through automation; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; restructuring activity; supply chain issues; fraud costs; compliance expenses and consulting, legal and other professional services fees, including as a result of litigation or internal and regulatory reviews; regulatory assessments; the level of M&A activity and related expenses, including related to the completion of our sale of Accertify Inc.; information or cybersecurity incidents; the payment of fines, penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the performance of Amex Ventures and other of our investments; impairments of goodwill or other assets; and the impact of changes in foreign currency exchange rates on costs, such as due to the devaluation of foreign currencies;
•our tax rate not remaining consistent with expectations, which could be impacted by, among other things, further changes in tax laws and regulation (or the expiration of provisions of tax laws or regulations), the timing and manner of the implementation of tax guidelines by jurisdictions, our geographic mix of income, unfavorable tax audits and other unanticipated tax items;
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
•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure and competitor settlements and mergers that may materially impact the prices charged to merchants that accept American Express cards and surcharging by merchants, the desirability of our premium card products, competition for new and existing cobrand relationships, competition with respect to new products, services and technologies, competition from new and non-traditional competitors and the success of marketing, promotion and rewards programs;
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

•our ability to build on our leadership in commercial payments, which will depend in part on competition, the willingness and ability of companies to use credit and charge cards for procurement and other business expenditures as well as use our other products and services for financing needs, perceived or actual difficulties and costs related to setting up B2B payment platforms, our ability to offer attractive value propositions and new products to potential customers, our ability to enhance and expand our payment and lending solutions, and build out a multi-product digital ecosystem to integrate our broad product set, which is dependent on our continued investment in capabilities, features, functionalities, platforms and technologies;
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
•legal and regulatory developments, which could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or governance, or alter our relationships with Card Members, partners, merchants and other third parties, including our ability to continue certain cobrand relationships in the EU; impact card fees and rewards programs; exert further pressure on merchant discount rates and our network business, as well as result in an increase in surcharging or steering; alter the competitive landscape; subject us to heightened regulatory scrutiny and result in increased costs related to regulatory oversight and compliance, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or monetary penalties; materially affect capital or liquidity requirements, results of operations or ability to pay dividends; or result in harm to the American Express brand;
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners, merchants that represent a significant portion of our business, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and

•factors beyond our control such as global economic and business conditions, consumer and business spending generally, unemployment rates, geopolitical conditions, including further escalations or widening of ongoing military conflicts and regional hostilities, adverse developments affecting third parties, including other financial institutions, merchants or vendors, as well as severe weather conditions, natural disasters, power loss, disruptions in telecommunications, health pandemics, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances, deposit levels and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in the 2023 Form 10-K and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2024	2023
Revenues
Non-interest revenues
Discount revenue	$8,380	$7,947
Net card fees	1,974	1,713
Service fees and other revenue	1,292	1,218
Processed revenue	386	420
Total non-interest revenues	12,032	11,298
Interest income
Interest on loans	5,058	3,939
Interest and dividends on investment securities	25	30
Deposits with banks and other	692	447
Total interest income	5,775	4,416
Interest expense
Deposits	1,427	994
Long-term debt and other	579	439
Total interest expense	2,006	1,433
Net interest income	3,769	2,983
Total revenues net of interest expense	15,801	14,281
Provisions for credit losses
Card Member receivables	196	222
Card Member loans	1,014	786
Other	59	47
Total provisions for credit losses	1,269	1,055
Total revenues net of interest expense after provisions for credit losses	14,532	13,226
Expenses
Card Member rewards	3,774	3,766
Business development	1,392	1,393
Card Member services	1,171	983
Marketing	1,476	1,341
Salaries and employee benefits	2,098	2,014
Other, net	1,476	1,562
Total expenses	11,387	11,059
Pretax income	3,145	2,167
Income tax provision	708	351
Net income	$2,437	$1,816
Earnings per Common Share (Note 14)(a)
Basic	$3.34	$2.41
Diluted	$3.33	$2.40
Average common shares outstanding for earnings per common share:
Basic	721	743
Diluted	722	744
(a)Represents net income less (i) earnings allocated to participating share awards of $18 million and $14 million for the three months ended March 31, 2024 and 2023, respectively, and (ii) dividends on preferred shares of $14 million for both the three months ended March 31, 2024 and 2023.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Millions)	2024	2023
Net income	$2,437	$1,816
Other comprehensive (loss) income:
Net unrealized debt securities gains (losses), net of tax	1	19
Foreign currency translation adjustments, net of hedges and tax	(87)	28
Net unrealized pension and other postretirement benefits, net of tax	3	57
Other comprehensive (loss) income	(83)	104
Comprehensive income	$2,354	$1,920
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents
Cash and due from banks	$6,264	$7,118
Interest-bearing deposits in other banks	47,880	39,312
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2024, $68; 2023, $66)	69	166
Total cash and cash equivalents (includes restricted cash: 2024, $526; 2023, $514)	54,213	46,596
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2024, $4,851; 2023, $4,587), less reserves for credit losses: 2024, $151; 2023, $174	59,624	60,237
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2024, $27,325; 2023, $28,590), less reserves for credit losses: 2024, $5,271; 2023, $5,118	121,348	120,877
Other loans, less reserves for credit losses: 2024, $136; 2023, $126	7,465	6,960
Investment securities	2,232	2,186
Premises and equipment, less accumulated depreciation and amortization: 2024, $10,211; 2023, $9,911	5,138	5,138
Other assets, less reserves for credit losses: 2024, $27; 2023, $27	19,241	19,114
Total assets	$269,261	$261,108
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$134,418	$129,144
Accounts payable	13,411	13,109
Short-term borrowings	1,742	1,293
Long-term debt (includes debt issued by consolidated variable interest entities: 2024, $13,429; 2023, $13,426)	48,826	47,866
Other liabilities	42,100	41,639
Total liabilities	$240,497	$233,051
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of March 31, 2024 and December 31, 2023	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 719 million shares as of March 31, 2024 and 723 million shares as of December 31, 2023	144	145
Additional paid-in capital	11,354	11,372
Retained earnings	20,421	19,612
Accumulated other comprehensive income (loss)	(3,155)	(3,072)
Total shareholders’ equity	28,764	28,057
Total liabilities and shareholders’ equity	$269,261	$261,108
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31 (Millions)	2024	2023
Cash Flows from Operating Activities
Net income	$2,437	$1,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for credit losses	1,269	1,055
Depreciation and amortization	390	400
Stock-based compensation	176	140
Deferred taxes	(134)	(334)
Other items (a)	(193)	152
Originations of loans held-for-sale	—	(54)
Proceeds from sales of loans held-for-sale	—	59
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	195	(52)
Accounts payable & other liabilities	1,412	(3,559)
Net cash provided by (used in) operating activities	5,552	(377)
Cash Flows from Investing Activities
Sale of investments	2	—
Maturities and redemptions of investments	282	900
Purchase of investments	(407)	(277)
Net increase in loans and Card Member receivables (b)	(2,625)	(1,603)
Purchase of premises and equipment, net of sales: 2024, $1; 2023, $1	(396)	(360)
Net (Acquisitions)/dispositions, net of cash acquired	—	(64)
Net cash used in investing activities	(3,144)	(1,404)
Cash Flows from Financing Activities
Net increase in customer deposits	5,283	10,566
Net increase in short-term borrowings (b)	518	239
Proceeds from long-term debt	2,345	1,498
Payments of long-term debt	(1,250)	(3,003)
Issuance of American Express common shares	29	18
Repurchase of American Express common shares and other	(1,292)	(316)
Dividends paid	(452)	(405)
Net cash provided by financing activities	5,181	8,597
Effect of foreign currency exchange rates on cash and cash equivalents	28	106
Net increase in cash and cash equivalents	7,617	6,922
Cash and cash equivalents at beginning of period	46,596	33,914
Cash and cash equivalents at end of period	$54,213	$40,836
(a)Includes changes in reserves, gains/losses on fair value hedges, changes in equity method investments, losses on tax credit investments and gains/losses on Amex Ventures investments.
(b)Excludes an increase of $117 million related to non-cash activity during the three months ended March 31, 2023.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended March 31, 2024 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2023	$28,057	$—	$145	$11,372	$(3,072)	$19,612
Net income	2,437	—	—	—	—	2,437
Other comprehensive loss	(83)	—	—	—	(83)	—
Repurchase of common shares	(1,136)	—	(1)	(83)	—	(1,052)
Other changes, including employee plans	10	—	—	65	—	(55)
Cash dividends declared preferred Series D, $8,973.61 per share	(14)	—	—	—	—	(14)
Cash dividends declared common, $0.70 per share	(507)	—	—	—	—	(507)
Balances as of March 31, 2024	$28,764	$—	$144	$11,354	$(3,155)	$20,421

Three months ended March 31, 2023 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2022	$24,711	$—	$149	$11,493	$(3,210)	$16,279
Net income	1,816	—	—	—	—	1,816
Other comprehensive income	104	—	—	—	104	—
Repurchase of common shares	(195)	—	—	(17)	—	(178)
Other changes, including employee plans	20	—	—	46	—	(26)
Cash dividends declared preferred Series D, $8,875.00 per share	(14)	—	—	—	—	(14)
Cash dividends declared common, $0.60 per share	(450)	—	—	—	—	(450)
Balances as of March 31, 2023	$25,992	$—	$149	$11,522	$(3,106)	$17,427

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
The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Form 10-K). If not materially different, certain note disclosures included therein have been omitted from these Consolidated Financial Statements.
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
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board issued updated accounting guidance for segment reporting, effective for annual reporting periods beginning after December 15, 2023 and for interim reporting periods beginning January 1, 2025. The updated guidance requires enhanced disclosures for significant expenses by reportable operating segment. Significant expense categories and amounts are those regularly provided to the chief operating decision maker (CODM) and included in the measure of a segment’s profit or loss. The updated guidance will also require us to disclose the title and position of our CODM, including an explanation of how our CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The updated guidance is not expected to have a material impact to our Consolidated Financial Statements.
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
Card Member and Other loans as of March 31, 2024 and December 31, 2023 consisted of:

(Millions)	2024	2023
Consumer (a)	$96,789	$98,111
Small Business	29,733	27,833
Corporate	97	51
Card Member loans	126,619	125,995
Less: Reserves for credit losses	5,271	5,118
Card Member loans, net	$121,348	$120,877
Other loans, net (b)	$7,465	$6,960
(a)Includes approximately $27.3 billion and $28.6 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of March 31, 2024 and December 31, 2023, respectively.
(b)Other loans are presented net of reserves for credit losses of $136 million and $126 million as of March 31, 2024 and December 31, 2023, respectively.
Card Member receivables as of March 31, 2024 and December 31, 2023 consisted of:

(Millions)	2024	2023
Consumer	$24,015	$25,578
Small Business	19,084	19,286
Corporate (a)	16,676	15,547
Card Member receivables	59,775	60,411
Less: Reserves for credit losses	151	174
Card Member receivables, net	$59,624	$60,237
(a)Includes $4.9 billion and $4.6 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of March 31, 2024 and December 31, 2023, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of March 31, 2024 and December 31, 2023:

2024 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$95,437	$402	$296	$654	$96,789	$412	$390
Small Business	29,310	136	98	189	29,733	116	110
Corporate (a)	(b)	(b)	(b)	—	97	—	—
Card Member Receivables:
Consumer	23,805	67	49	94	24,015	—	—
Small Business	$18,829	$96	$58	101	19,084	—	—
Corporate (a)	(b)	(b)	(b)	$85	$16,676	$—	$—

2023 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$96,779	$420	$298	$614	$98,111	$393	$344
Small Business	27,444	133	85	171	27,833	109	95
Corporate (a)	(b)	(b)	(b)	—	51	—	—
Card Member Receivables:
Consumer	25,355	70	47	106	25,578	—	—
Small Business	$19,020	$104	$62	100	19,286	—	—
Corporate (a)	(b)	(b)	(b)	$67	$15,547	$—	$—
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

	2024			2023
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Consumer	2.3%	2.8%	1.4%	1.5%	1.9%	1.1%
Small Business	2.2%	2.6%	1.4%	1.2%	1.4%	1.1%
Card Member Receivables:
Consumer	1.4%	1.5%	0.9%	1.7%	1.8%	1.1%
Small Business	2.1%	2.3%	1.3%	2.1%	2.3%	1.7%
Corporate	(b)	0.5%	(c)	(b)	0.6%	(c)
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.5% as of both March 31, 2024 and 2023.
Refer to Note 3 for additional indicators, including external qualitative factors, management considers in its evaluation process for reserves for credit losses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans and Receivables Restructurings for Borrowers Experiencing Financial Difficulty
Effective January 1, 2023, we prospectively adopted the new guidance that eliminated the recognition and measurement of troubled debt restructurings. Following the adoption of this guidance, we evaluate all loans and receivables restructurings according to the accounting guidance for loan refinancing and restructuring to determine whether such loan modification should be accounted for as a new loan or a continuation of the existing loan. Our loans and receivables restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan, which reflects the ongoing effort to support our customer and recover our investment in the existing loan.
We offer several types of loans and receivables modification programs to customers experiencing financial difficulty. In such instances, we may modify loans and receivables with the intention to minimize losses and improve collectability, while providing customers with temporary or permanent financial relief.
Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the loan is characterized as non-accrual), and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of March 31, 2024 and 2023, we had $28 million and $14 million, respectively, of unused credit available to customers with loans and receivables modified during each of the respective three month periods. In accordance with the modification agreement with the customer, loans and/or receivables may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.
The following table provides information relating to loans and receivables modifications for borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024				2023
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$586	0.6%	18.0%	(b)	$329	0.4%	15.3%	(b)
Small Business	206	0.7%	17.4%	(b)	144	0.6%	15.1%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	114	0.5%	(c)	29	117	0.5%	(c)	23
Small Business	174	0.9%	(c)	29	199	1.0%	(c)	24
Corporate	6	0.04%	(c)	9	7	0.04%	(c)	10
Other Loans	11	0.1%	—	19	6	0.1%	—	18
Interest Rate Reduction and Term Extension
Other Loans	18	0.2%	2.3%	19	5	0.1%	1.9%	18
Total	$1,115				$807
(a)Represents the outstanding balances as of March 31, 2024 and 2023 of all modifications undertaken in the prior three months for loans and receivables that remain in modification programs as of, or that defaulted on or before, March 31, 2024 and 2023, respectively. The outstanding balances include principal, fees, and accrued interest on loans and principal and fees on receivables. Modifications did not reduce the principal balance.
(b)For Card Member loans, there have been no payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information with respect to modified loans and receivables that defaulted during the period presented and were modified in the twelve months prior to the payment default. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program. For loans and receivables modified on or after January 1, 2023, the amount of defaulted balances was immaterial for the three months ended March 31, 2023.

	Three Months Ended March 31, 2024
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card Member Loans
Consumer	$40	(b)	$—	$40
Small Business	18	(b)	—	18
Corporate	—	(b)	—	—
Card Member Receivables
Consumer	(c)	$6	—	6
Small Business	(c)	13	—	13
Corporate	(c)	1	—	1
Other Loans	—	—	1	1
Total	$58	$20	$1	$79
(a)Represents the outstanding balances as of March 31, 2024 of all modifications that defaulted in the three months ended March 31, 2024 and were modified in the twelve months prior to payment default. The outstanding balance includes principal, fees and accrued interest on loans and principal and fees on receivables.
(b)For Card Member loans, there have been no payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information relating to the performance of loans and receivables that were modified during the prior twelve months and that remain in modification programs as of, or that defaulted on or before, March 31, 2024.

	As of March 31, 2024
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,635	$106	$39
Small Business	535	51	17
Corporate	—	—	—
Card Member Receivables:
Consumer	312	23	6
Small Business	468	48	13
Corporate	8	1	2
Other Loans	71	6	2
Total	$3,029	$235	$79
(a)The outstanding balance as of March 31, 2024 includes principal, fees and accrued interest on loans and principal and fees on receivables.

The following table provides information relating to the performance of loans and receivables that were modified on or after January 1, 2023 and that remained in modification programs as of, or that defaulted on or before, March 31, 2023.

	As of March 31, 2023
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$273	$43	$13
Small Business	119	20	5
Corporate	—	—	—
Card Member Receivables:
Consumer	100	14	3
Small Business	157	36	6
Corporate	7	—	—
Other Loans	11	—	—
Total	$667	$113	$27
(a)The outstanding balance as of March 31, 2023 includes principal, fees and accrued interest on loans and principal and fees on receivables.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
First quarter of 2024	4%	3% - 6%	2%	4% - (3)%
Fourth quarter of 2024	3% - 7%	3% - 8%	3% - (3)%	3% - 1%
Fourth quarter of 2025	3% - 7%	3% - 7%	3% - 2%	2%
Fourth quarter of 2026	3% - 6%	3% - 6%	3% - 2%	3% - 2%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses increased for the three months ended March 31, 2024, primarily driven by an increase in loans outstanding and slightly higher delinquencies.
Card Member loans reserve for credit losses increased for the three months ended March 31, 2023, driven by higher delinquencies and an increase in loans outstanding.
The following table presents changes in the Card Member loans reserve for credit losses for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2024	2023
Beginning Balance	$5,118	$3,747
Provisions (a)	1,014	786
Net write-offs (b)
Principal	(705)	(397)
Interest and fees	(150)	(89)
Other (c)	(6)	6
Ending Balance	$5,271	$4,053
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $159 million and $128 million for the three months ended March 31, 2024 and 2023, respectively. Recoveries of interest and fees were not significant.
(c)Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses decreased for the three months ended March 31, 2024, primarily driven by a decrease in receivables outstanding.
Card Member receivables reserve for credit losses decreased for the three months ended March 31, 2023, primarily driven by a sequential decrease in receivables outstanding, partially offset by higher delinquencies.
The following table presents changes in the Card Member receivables reserve for credit losses for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2024	2023
Beginning Balance	$174	$229
Provisions (a)	196	222
Net write-offs (b)	(217)	(230)
Other (c)	(2)	2
Ending Balance	$151	$223
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $76 million and $69 million for the three months ended March 31, 2024 and 2023, respectively.
(c)Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $11 million and $5 million as of March 31, 2024 and December 31, 2023, respectively, presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of March 31, 2024 and December 31, 2023:

	2024				2023
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$60	$—	$(7)	$53	$61	$—	$(6)	$55
U.S. Government agency obligations	4	—	—	4	4	—	—	4
U.S. Government treasury obligations	1,219	—	(8)	1,211	1,217	1	(12)	1,206
Mortgage-backed securities (a)	12	—	(1)	11	12	—	(1)	11
Foreign government bonds and obligations	815	—	—	815	770	—	—	770
Other (b)	74	—	—	74	74	—	—	74
Equity securities (c)	59	17	(12)	64	60	16	(10)	66
Total	$2,243	$17	$(28)	$2,232	$2,198	$17	$(29)	$2,186
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023:

	2024				2023
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$30	$(7)	$—	$—	$33	$(6)
U.S. Government treasury obligations	—	—	1,095	(8)	—	—	1,114	(12)
Mortgage-backed securities	—	—	9	(1)	—	—	7	(1)
Total	$—	$—	$1,134	$(16)	$—	$—	$1,154	$(19)
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
The following table summarizes the gross unrealized losses for available-for-sale debt securities by ratio of fair value to amortized cost as of March 31, 2024 and December 31, 2023:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2024:
90–100%	—	$—	$—	68	$1,119	$(10)	68	$1,119	$(10)
Less than 90%	—	$—	$—	8	$15	$(6)	8	$15	$(6)
Total as of March 31, 2024	—	$—	$—	76	$1,134	$(16)	76	$1,134	$(16)
2023:
90–100%	—	$—	$—	69	$1,140	$(14)	69	$1,140	$(14)
Less than 90%	—	$—	$—	2	$14	$(5)	2	$14	$(5)
Total as of December 31, 2023	—	$—	$—	71	$1,154	$(19)	71	$1,154	$(19)
Contractual maturities for available-for-sale debt securities with stated maturities as of March 31, 2024 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$1,832	$1,828
Due after 1 year but within 5 years	267	262
Due after 5 years but within 10 years	31	31
Due after 10 years	54	47
Total	$2,184	$2,168
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests for the Lending Trust was $14.1 billion and $15.3 billion as of March 31, 2024 and December 31, 2023, respectively, and for the Charge Trust was $4.9 billion and $4.6 billion as of March 31, 2024 and December 31, 2023, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust was $68 million and $66 million as of March 31, 2024 and December 31, 2023, respectively, and for the Charge Trust was nil as of both March 31, 2024 and December 31, 2023. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the three months ended March 31, 2024 and the year ended December 31, 2023, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of March 31, 2024 and December 31, 2023, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2024	2023
U.S.:
Interest-bearing	$133,483	$128,146
Non-interest-bearing (includes Card Member credit balances of: 2024, $446; 2023, $495)	511	557
Non-U.S.:
Interest-bearing	12	12
Non-interest-bearing (includes Card Member credit balances of: 2024, $409; 2023, $426)	412	429
Total customer deposits	$134,418	$129,144
Customer deposits by deposit type as of March 31, 2024 and December 31, 2023 were as follows:

(Millions)	2024	2023
U.S. retail deposits:
Savings and transaction accounts	$101,419	$93,722
Certificates of deposit:
Direct	5,166	5,557
Third-party (brokered)	11,092	12,960
Sweep accounts – Third-party (brokered)	15,806	15,907
Total U.S. retail deposits	$133,483	$128,146
Other deposits	80	77
Card Member credit balances	855	921
Total customer deposits	$134,418	$129,144
The scheduled maturities of certificates of deposit as of March 31, 2024 were as follows:

(Millions)	2024	2025	2026	2027	2028	After 5 Years	Total
Certificates of deposit (a)	$8,820	$4,950	$1,012	$772	$699	$11	$16,264
(a)Includes $6 million of non-U.S. direct certificates of deposit as of March 31, 2024.
As of March 31, 2024 and December 31, 2023, certificates of deposit in denominations that met or exceeded the insured limit were $1.7 billion and $1.8 billion, respectively.

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
On March 21, 2024, we were named as a defendant in a case filed in the United States District Court of Rhode Island, captioned 5-Star General Store aka Bento LLC, et al. v. American Express Co., et al., in which plaintiffs seek, on behalf of themselves and a class of merchants, an injunction prohibiting us from enforcing our anti-steering and non-discrimination provisions and a declaration that we have violated antitrust laws.
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
For those disclosed legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $410 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business and results of operations.

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
A majority of our derivative assets and liabilities as of March 31, 2024 and December 31, 2023 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of March 31, 2024, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of March 31, 2024 and December 31, 2023, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2024 and December 31, 2023:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$85	$99
Net investment hedges - Foreign exchange contracts	56	9	221	455
Total derivatives designated as hedging instruments	56	9	306	554
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	127	71	53	423
Total derivatives, gross	183	80	359	977
Derivative asset and derivative liability netting (b)	(94)	(57)	(94)	(57)
Cash collateral netting (c)	—	—	(86)	(106)
Total derivatives, net	$89	$23	$179	$814
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
We posted $194 million and $175 million as of March 31, 2024 and December 31, 2023, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $13.4 billion and $11.7 billion of fixed-rate debt obligations designated in fair value hedging relationships as of March 31, 2024 and December 31, 2023, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three months ended March 31:

	Gains (losses)
	Three Months Ended March 31,
(Millions)	2024	2023
Fixed-rate long-term debt	$133	$(53)
Derivatives designated as hedging instruments	(134)	53
Total	$(1)	$—
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $13.3 billion and $11.7 billion as of March 31, 2024 and December 31, 2023, respectively, including the cumulative amount of fair value hedging adjustments of $(80) million and $53 million for the respective periods.
We recognized in Interest expense on Long-term debt net increases of $63 million and $39 million for the three months ended March 31, 2024 and 2023, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $14.3 billion and $14.1 billion of foreign currency derivatives designated as net investment hedges as of March 31, 2024 and December 31, 2023, respectively. The gain or loss on net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, was a gain of $86 million and a loss of $198 million for the three months ended March 31, 2024 and 2023, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for both the three months ended March 31, 2024 and 2023.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $24.3 billion and $25.3 billion as of March 31, 2024 and December 31, 2023, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $16 million and $5 million for the three months ended March 31, 2024 and 2023, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
Our embedded derivative related to seller earnout shares granted to us upon the completion of a business combination in the second quarter of 2022 between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital had a notional amount of $78 million as of both March 31, 2024 and December 31, 2023. The changes in the fair value of the embedded derivative resulted in losses of $4 million for both the three months ended March 31, 2024 and 2023, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of March 31, 2024 and December 31, 2023:

	2024				2023
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$64	$64	$—	$—	$66	$66	$—	$—
Debt securities	2,168	—	2,094	74	2,120	—	2,046	74
Derivatives, gross (a)(b)	183	—	169	14	80	—	62	18
Total Assets	2,415	64	2,263	88	2,266	66	2,108	92
Liabilities:
Derivatives, gross (a)	359	—	359	—	977	—	977	—
Total Liabilities	$359	$—	$359	$—	$977	$—	$977	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of March 31, 2024 and December 31, 2023. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2024 and December 31, 2023, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2024 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$54	$54	$52	$2	$—
Other financial assets (b)	63	63	—	63	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	129	134	—	—	134

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	152	152	—	152	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	16	16	—	16	—
Long-term debt (c)	$49	$49	$—	$49	$—

	Carrying Value	Corresponding Fair Value Amount
2023 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$47	$47	$45	$2	$—
Other financial assets (b)	63	63	—	63	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	128	133	—	—	133

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	143	143	—	143	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	19	18	—	18	—
Long-term debt (c)	$48	$48	$—	$48	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $4.8 billion and $4.6 billion held by a consolidated VIE as of March 31, 2024 and December 31, 2023, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $27.4 billion and $28.6 billion as of March 31, 2024 and December 31, 2023, respectively, and the fair value of Long-term debt was $13.3 billion as of both March 31, 2024 and December 31, 2023.
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
The carrying value of equity investments without readily determinable fair values totaled $0.9 billion as of both March 31, 2024 and December 31, 2023, of which investments representing nonrecurring Level 3 fair value measurement were nil as of both March 31, 2024 and December 31, 2023. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded no unrealized gains for the three months ended March 31, 2024 and 2023. Unrealized losses were nil and $95 million for the three months ended March 31, 2024 and 2023, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains for equity investments without readily determinable fair values totaled $1.1 billion as of both March 31, 2024 and December 31, 2023, and cumulative unrealized losses were $431 million as of both March 31, 2024 and December 31, 2023.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both March 31, 2024 and December 31, 2023.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $24 million, respectively, as of both March 31, 2024 and December 31, 2023, all of which were primarily related to our real estate arrangements and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Changes In Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three months ended March 31, 2024 and 2023 were as follows:

Three Months Ended March 31, 2024 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2023	$(14)	$(2,571)	$(487)	$(3,072)
Net change	1	(87)	3	(83)
Balances as of March 31, 2024	$(13)	$(2,658)	$(484)	$(3,155)

Three Months Ended March 31, 2023 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2022	$(64)	$(2,622)	$(524)	$(3,210)
Net change	19	28	57	104
Balances as of March 31, 2023	$(45)	$(2,594)	$(467)	$(3,106)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three months ended March 31 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended March 31,
(Millions)	2024	2023
Net unrealized gains on debt securities	$1	$6
Foreign currency translation adjustment, net of hedges	49	(45)
Pension and other postretirement benefits	2	5
Total tax impact	$52	$(34)
Reclassifications out of AOCI into the Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2024	2023
Service fees	$442	$366
Foreign currency-related revenue	358	338
Delinquency fees	234	233
Travel commissions and fees	167	135
Other fees and revenues	91	146
Total Service fees and other revenue	$1,292	$1,218
The following is a detail of Other expenses for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2024	2023
Data processing and equipment	$657	$660
Professional services	455	440
Other	364	462
Total Other expenses	$1,476	$1,562

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate was 22.5 percent and 16.2 percent for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate primarily reflected discrete tax benefits in the prior period related to the resolution of certain prior year tax items.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination by the IRS for the 2017 and 2018 tax years.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $105 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $105 million of unrecognized tax benefits, approximately $83 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Tax Credit Investments
As of March 31, 2024 and 2023, we had $1,454 million and $1,173 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, comprised of Low Income Housing Tax Credit investments and other qualifying investments. We account for such tax credit investments using the Proportional Amortization Method.
The following table presents tax credit investment expenses and associated income tax credits and other income tax benefits for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2024	2023
Proportional amortization recognized in tax provision	$47	$41
Income tax credits and Other income tax benefits (a) recognized in tax provision	57	52
(a) Other income tax benefits are a result of tax deductible expenses generated by our tax credit investments
Income tax credits and other income tax benefits associated with our tax credit investments are also recognized in the Consolidated Statements of Cash Flows in the Operating activities section primarily under Accounts payable and other liabilities. Refer to Note 6 to our “Consolidated Financial Statements” in the 2023 Form 10-K for additional information on our tax credit investments for the year ended December 31, 2023.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(Millions, except per share amounts)	2024	2023
Numerator:
Basic and diluted:
Net income	$2,437	$1,816
Preferred dividends	(14)	(14)
Net income available to common shareholders	$2,423	$1,802
Earnings allocated to participating share awards (a)	(18)	(14)
Net income attributable to common shareholders	$2,405	$1,788
Denominator:(a)
Basic: Weighted-average common stock	721	743
Add: Weighted-average stock options (b)	1	1
Diluted	722	744

Basic EPS	$3.34	$2.41
Diluted EPS	$3.33	$2.40
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.1 million and 1.3 million of options for the three months ended March 31, 2024 and 2023, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three months ended March 31:

Three Months Ended March 31, 2024 (Millions, except where indicated)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,766	$3,194	$2,437	$1,655	$(20)	$12,032
Revenue from contracts with customers (b)	3,469	2,795	1,590	1,495	(10)	9,339
Interest income	3,481	1,005	583	17	689	5,775
Interest expense	748	414	307	(198)	735	2,006
Total revenues net of interest expense	7,499	3,785	2,713	1,870	(66)	15,801
Pretax income (loss)	1,613	878	252	1,017	(615)	3,145
Total assets (billions)	$104	$58	$41	$25	$41	$269

Three Months Ended March 31, 2023 (Millions, except where indicated)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,359	$3,107	$2,267	$1,596	$(31)	$11,298
Revenue from contracts with customers (b)	3,239	2,731	1,441	1,448	(13)	8,846
Interest income	2,775	706	467	14	454	4,416
Interest expense	551	321	224	(131)	468	1,433
Total revenues net of interest expense	6,583	3,492	2,510	1,741	(45)	14,281
Pretax income (loss)	1,130	630	189	885	(667)	2,167
Total assets (billions)	$91	$54	$36	$17	$38	$236
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue, certain service fees and other revenue and processed revenue from customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. Since December 31, 2023, there have been no material changes in our market risk exposures associated with interest rates or foreign currencies.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in the 2023 Form 10-K, refer to Note 7 to the “Consolidated Financial Statements” in this Form 10-Q.
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 2023 Form 10-K. The risks and uncertainties that we face are not limited to those set forth in the 2023 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)  ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (d)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2024
Repurchase programs(a)	356,200	$203.22	356,200	98,724,557
Employee transactions(b)	711,094	$201.43	N/A	N/A

February 1-29, 2024
Repurchase programs(a)	3,289,001	$211.43	3,289,001	95,435,556
Employee transactions(b)	101,393	200.74	N/A	N/A

March 1-31, 2024
Repurchase programs(a)	1,634,094	$220.22	1,634,094	93,801,462
Employee transactions(b)	—	—	N/A	N/A

Total
Repurchase programs(a)	5,279,295	$213.59	5,279,295	93,801,462
Employee transactions(b)	812,487	$201.34	N/A	N/A
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

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: April 19, 2024	By	/s/ Christophe Y. Le Caillec
Christophe Y. Le Caillec Chief Financial Officer

Date: April 19, 2024	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)