Form 10-Q
period 2024-06-30
AMERICAN EXPRESS CO
filed 2024-07-19
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 16, 2024
Common Shares (par value $0.20 per share)	710,911,653	Shares

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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Business Introduction
American Express is a globally integrated payments company, providing customers with access to products, insights and experiences that enrich lives and build business success. We are a leader in providing credit and charge cards to consumers, small businesses, mid-sized companies and large corporations around the world. Our range of products and services includes:
•Credit card, charge card, banking and other payment and financing products
•Merchant acquisition and processing, servicing and settlement, fraud prevention, and point-of-sale marketing and information products and services for merchants
•Network services
•Travel and lifestyle services
•Expense management products and services
•Other fee services, such as the design and operation of customer loyalty programs
These products and services are offered through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party service providers and business partners, direct mail, telephone, in-house sales teams, and direct response advertising.
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
We will become a Category III bank holding company in the third quarter of 2024 as a result of our total consolidated assets exceeding $250 billion, calculated based on a daily average of total consolidated assets for the four quarters ended June 30, 2024, and thus become subject to heightened capital, liquidity and prudential requirements. See “Certain Legislative, Regulatory and Other Developments” for further information.

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended June 30,		Change 2024 vs. 2023		As of or for the Six Months Ended June 30,		Change 2024 vs. 2023
(Millions, except percentages, per share amounts and where indicated)	2024	2023			2024	2023
Selected Income Statement Data
Total revenues net of interest expense	$16,333	$15,054	$1,279	8%	$32,134	$29,335	$2,799	10%
Provisions for credit losses	1,268	1,198	70	6	2,537	2,253	284	13
Total expenses	11,275	11,122	153	1	22,662	22,181	481	2
Pretax income	3,790	2,734	1,056	39	6,935	4,901	2,034	42
Income tax provision	775	560	215	38	1,483	911	572	63
Net income	3,015	2,174	841	39	5,452	3,990	1,462	37
Earnings per common share — diluted (a)	$4.15	$2.89	$1.26	44%	$7.48	$5.29	$2.19	41%

Selected Balance Sheet Data
Cash and cash equivalents	$52,895	$42,958	$9,937	23%	$52,895	$42,958	$9,937	23%
Card Member receivables	59,656	58,221	1,435	2	59,656	58,221	1,435	2
Card Member loans	130,851	114,602	16,249	14	130,851	114,602	16,249	14
Customer deposits	133,746	122,756	10,990	9	133,746	122,756	10,990	9
Long-term debt	$51,521	$46,725	$4,796	10%	$51,521	$46,725	$4,796	10%

Common Share Statistics (b)
Cash dividends declared per common share	$0.70	$0.60	$0.10	17%	$1.40	$1.20	$0.20	17%
Average common shares outstanding:
Basic	716	740	(24)	(3)%	718	741	(23)	(3)%
Diluted	717	741	(24)	(3)%	719	742	(23)	(3)%

Selected Metrics and Ratios
Network volumes (Billions)	$440.6	$426.6	$14	3%	$859.8	$825.5	$34	4%
Billed business (Billions)	$388.2	$368.1	$20	5%	$755.2	$713.6	$42	6%
Card Member loans and receivables
Net write-off rate — principal, interest and fees (c)	2.4%	2.0%			2.4%	1.9%
Net write-off rate — principal only — consumer and small business (c)(d)	2.1%	1.8%			2.1%	1.7%
30+ days past due as a % of total — consumer and small business (e)	1.2%	1.2%			1.2%	1.2%
Effective tax rate	20.4%	20.5%			21.4%	18.6%
Return on average equity (f)	41.4%	33.0%			37.9%	30.9%
Common Equity Tier 1	10.8%	10.6%			10.8%	10.6%
(a)Represents net income, less (i) earnings allocated to participating share awards of $23 million and $17 million for the three months ended June 30, 2024 and 2023, respectively, and $41 million and $31 million for the six months ended June 30, 2024 and 2023, respectively, and (ii) dividends on preferred shares of $15 million for both the three months ended June 30, 2024 and 2023, and $29 million for both the six months ended June 30, 2024 and 2023.
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

Business Environment
Our results for the second quarter reflect the earnings power of our business model, driven by our premium, high credit-quality customer base, as well as the greater scale and operating leverage we have achieved over the last several years and the ongoing success of our strategic investments to enhance our Membership Model. We continued to see solid momentum across the business, with stable growth in billings, strong new card acquisitions and excellent credit performance. Our second quarter results also reflect the sale of Accertify Inc. (Accertify), which closed on May 1, 2024, and resulted in a gain of $531 million ($479 million after tax; $0.66 per share). Net income for the quarter was $3.0 billion, or $4.15 per share, compared with net income of $2.2 billion, or $2.89 per share, a year ago.
Billed business grew by 5 percent year-over-year (6 percent on an FX-adjusted basis), consistent with the past few quarters, and in line with a slower growth environment.1 G&S grew by 5 percent year-over-year (6 percent on an FX-adjusted basis) and T&E spending grew by 6 percent (7 percent on an FX-adjusted basis), with sequential softening in airline and lodging spend growth, while growth in restaurants, our largest T&E category, remained strong.1 U.S. Consumer Services billed business grew by 6 percent year-over-year, with continued strength in spending by Millennial and Gen-Z Card Members. Commercial Services billed business grew by 2 percent on a year-over-year basis, reflecting continued modest growth from U.S. small and mid-sized enterprise (SME) Card Members. International Card Services billed business grew by 10 percent year-over-year (13 percent on an FX-adjusted basis), driven by continued growth in spend across all regions and customer types outside the United States.1
Total revenues net of interest expense increased 8 percent year-over-year (9 percent on an FX-adjusted basis).1 The growth in billed business drove a 4 percent increase in Discount revenue, our largest revenue line. Net card fees increased 15 percent year-over-year, reflecting high levels of new card acquisition and Card Member retention, as well as our cycle of product refreshes. Net interest income increased 20 percent versus the prior year, primarily reflecting growth in our revolving loan balances, which has moderated over the last several quarters.
Total loans and Card Member receivables increased 11 percent year-over-year, with growth continuing to moderate sequentially. Provisions for credit losses increased, primarily driven by higher net write-offs, partially offset by a lower reserve build compared to last year. Net write-off and delinquency rates remained best-in-class, supported by our premium global customer base, our strong focus on risk management and disciplined growth strategy.
Card Member rewards, Card Member services and Business development expenses are generally correlated to volumes or are variable based on usage and collectively increased year-over-year primarily due to growth in billed business and premium card accounts, contributing to a higher usage of travel-related benefits. Marketing expense increased 5 percent year-over-year, as we continue to invest at an elevated level in acquiring high spending, high quality customers and other growth initiatives. During the quarter we acquired 3.3 million proprietary new cards. We continue to invest in and enhance our Membership Model of premium payment products, differentiated membership services and partnerships and partner-funded value, including with our announcement in the quarter to acquire Tock and Rooam to build on the success of our Resy restaurant platform.
Operating expenses decreased 13 percent, primarily reflecting the gain recognized on the sale of Accertify, partially offset by higher compensation costs to support business growth. Excluding the Accertify gain, operating expenses grew at a slower pace than revenue growth, reflecting continued operating expense discipline. These operating expense efficiencies demonstrate the earnings power of our core business that enables us to invest in growth initiatives at elevated levels. We remain focused on driving marketing and operating expense efficiencies over time.
During the second quarter, we maintained our capital ratios within our current target range of 10 to 11 percent and returned $2.3 billion of capital to our shareholders in the form of share repurchases and common stock dividends. We plan to continue to return to shareholders the excess capital we generate while managing our CET1 capital ratio within our target range and supporting balance sheet growth. Our robust capital, funding and liquidity positions provide us with significant flexibility to maintain a strong balance sheet.
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

Results of Operations
The discussions in both “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three and six months ended June 30, 2024 compared to the same periods in the prior year, as presented in the accompanying tables.
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended June 30,		Change 2024 vs. 2023		Six Months Ended June 30,		Change 2024 vs. 2023
(Millions, except percentages)	2024	2023			2024	2023
Discount revenue	$8,855	$8,481	$374	4%	$17,235	$16,428	$807	5%
Net card fees	2,060	1,789	271	15	4,034	3,502	532	15
Service fees and other revenue	1,280	1,232	48	4	2,572	2,450	122	5
Processed revenue	408	447	(39)	(9)	794	867	(73)	(8)
Total non-interest revenues	12,603	11,949	654	5	24,635	23,247	1,388	6
Total interest income	5,794	4,775	1,019	21	11,569	9,191	2,378	26
Total interest expense	2,064	1,670	394	24	4,070	3,103	967	31
Net interest income	3,730	3,105	625	20	7,499	6,088	1,411	23
Total revenues net of interest expense	$16,333	$15,054	$1,279	8%	$32,134	$29,335	$2,799	10%
Total Revenues Net of Interest Expense
Discount revenue increased for both the three and six month periods, primarily driven by increases in billed business of 5 percent and 6 percent, respectively. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased for both the three and six month periods, primarily driven by growth in our premium card portfolios. See Table 5 for more details on proprietary cards-in-force and average fee per card.
Service fees and other revenue increased for both the three and six month periods, primarily driven by higher merchant service fees, higher foreign exchange related revenues associated with Card Member cross-currency spending and higher income from equity method investments. The increase in the three month period was partially offset by Accertify revenues included in the prior year. The increase in the six month period was also driven by increases in travel commissions and fees from our consumer travel business.
Processed revenue decreased for both the three and six month periods, primarily driven by decreases in volumes associated with the decommission of one of our alternative payment solutions in the prior year as well as lower network partner volumes. See Tables 5 and 6 for more details on processed volume performance.
Interest income increased for both the three and six month periods, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased for both the three and six month periods, primarily driven by higher interest rates paid on, and growth in, customer deposits.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended June 30,		Change 2024 vs. 2023		Six Months Ended June 30,		Change 2024 vs. 2023
(Millions, except percentages)	2024	2023			2024	2023
Card Member loans
Net write-offs	$913	$597	$316	53%	$1,768	$1,083	$685	63%
Reserve build (release) (a)	57	326	(269)	(83)	216	626	(410)	(65)
Total	970	923	47	5	1,984	1,709	275	16
Card Member receivables
Net write-offs	205	243	(38)	(16)	422	473	(51)	(11)
Reserve (release) build (a)	21	(13)	34	#	—	(21)	21	#
Total	226	230	(4)	(2)	422	452	(30)	(7)
Other
Net write-offs - Other loans	45	28	17	61	88	44	44	#
Net write-offs - Other receivables	4	3	1	33	10	6	4	67
Reserve build (release) - Other loans (a)	4	15	(11)	(73)	14	39	(25)	(64)
Reserve build (release) - Other receivables (a)	19	(1)	20	#	19	3	16	#
Total	72	45	27	60	131	92	39	42
Total provisions for credit losses	$1,268	$1,198	$70	6%	$2,537	$2,253	$284	13%
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
Provisions for Credit Losses
Card Member loans provision for credit losses increased for both the three and six month periods, primarily due to higher net write-offs, partially offset by lower reserve builds in the current periods. The reserve builds in the current periods were primarily driven by increases in loans outstanding, partially offset, for the three month period, by lower delinquencies. The reserve builds in the prior periods were primarily driven by increases in loans outstanding and, for the six month prior period, higher delinquencies.
Card Member receivables provision for credit losses decreased for both the three and six month periods, primarily due to lower net write-offs, partially offset by reserve builds in the current periods versus reserve releases in the prior periods. The reserve build in the current three month period was primarily driven by an increase in receivables outstanding for U.S. consumer and U.S. small business customers. The reserve releases in the prior periods were primarily driven by lower delinquencies, partially offset by increases in receivables outstanding.
Other provision for credit losses increased for the three month period, primarily due to higher net write-offs and a higher reserve build in the current period. Other provision for credit losses increased for the six month period, primarily due to higher net write-offs, partially offset by a lower reserve build in the current period. The reserve builds in the current periods were primarily driven by a reserve related to amounts due from a merchant in bankruptcy, as well as increases in non-card loans outstanding. The reserve builds in the prior periods were primarily driven by increases in non-card loans outstanding.

Table 4: Expenses Summary

	Three Months Ended June 30,		Change 2024 vs. 2023		Six Months Ended June 30,		Change 2024 vs. 2023
(Millions, except percentages)	2024	2023			2024	2023
Card Member rewards	$4,227	$3,956	$271	7%	$8,001	$7,722	$279	4%
Business development	1,427	1,388	39	3	2,819	2,781	38	1
Card Member services	1,154	949	205	22	2,325	1,932	393	20
Marketing	1,480	1,408	72	5	2,956	2,749	207	8
Salaries and employee benefits	1,949	1,875	74	4	4,047	3,889	158	4
Other, net	1,038	1,546	(508)	(33)	2,514	3,108	(594)	(19)
Total expenses	$11,275	$11,122	$153	1%	$22,662	$22,181	$481	2%
Expenses
Card Member rewards expense increased for both the three and six month periods, driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $148 million and $20 million, and cobrand rewards expense of $122 million and $259 million for the three and six month periods, respectively, all of which were primarily driven by higher billed business. The increase in Membership Rewards expense in the six month period was partially offset by a benefit from enhancements to the models that estimate future redemptions of Membership Reward points by U.S. Card Members as well as lower redemption costs.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) at both June 30, 2024 and 2023.
Business development expense increased for both the three and six month periods, primarily due to increased partner payments driven by higher network volumes, partially offset by lower client incentives. The increase in the six month period was also partially offset by a prior-year charge related to revenue allocated to a joint venture partner.
Card Member services expense increased for both the three and six month periods, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased for both the three and six month periods, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits expense increased for both the three and six month periods, primarily driven by higher incentive compensation expenses, reflecting the continued investment in our colleagues to support business growth. The increase in the three month period was partially offset by lower current and deferred compensation costs.
Other expenses decreased for both the three and six month periods, primarily driven by the gain recognized on the sale of Accertify and net gains on Amex Ventures investments, partially offset by increases in professional services expenses.

Income Taxes
The effective tax rate was 20.4 percent and 20.5 percent for the three months ended June 30, 2024 and 2023, respectively, which reflected discrete tax benefits primarily related to the sale of Accertify in the current period and a legal entity restructuring in the prior period. The effective tax rate was 21.4 percent and 18.6 percent for the six months ended June 30, 2024 and 2023, respectively. The increase for the six month period primarily reflected discrete tax benefits in the prior period related to the resolution of certain prior-year tax items.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2024 vs. 2023	As of or for the Six Months Ended June 30,		Change 2024 vs. 2023
	2024	2023		2024	2023
Network volumes (billions)	$440.6	$426.6	3%	$859.8	$825.5	4%
Billed business	$388.2	$368.1	5	$755.2	$713.6	6
Processed volumes	$52.4	$58.5	(10)	$104.6	$111.9	(7)
Cards-in-force (millions)	144.3	137.9	5	144.3	137.9	5
Proprietary cards-in-force	82.1	79.3	4	82.1	79.3	4
Basic cards-in-force (millions)	121.4	116.0	5	121.4	116.0	5
Proprietary basic cards-in-force	63.1	61.0	3	63.1	61.0	3
Proprietary new cards acquired (millions)	3.3	3.0	10	6.7	6.4	5
Average proprietary basic Card Member spending (dollars)	$6,192	$6,075	2	$12,112	$11,869	2
Average fee per card (dollars) (a)	$101	$91	11%	$99	$90	10%
Discount revenue as a % of Billed business	2.28%	2.30%		2.28%	2.30%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
Table 6: Network Volumes-Related Statistical Information

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Network volumes	3%	4%	4%	5%
Total billed business	5	6	6	6
U.S. Consumer Services	6		7
Commercial Services	2	2	2	2
International Card Services	10	13	11	13
Processed volumes	(10)	(7)	(7)	(2)

Merchant industry billed business metrics
G&S spend (72% of billed business for both the three and six months ended June 30, 2024)	5	6	5	6
T&E spend (28% of billed business for both the three and six months ended June 30, 2024)	6	7	7	8
Airline spend (6% and 7% of billed business for the three and six months ended June 30, 2024, respectively)	4%	5%	6%	7%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2024 vs. 2023	As of or for the Six Months Ended June 30,		Change 2024 vs. 2023
(Millions, except percentages)	2024	2023		2024	2023
Card Member loans and receivables:
Net write-off rate — principal, interest and fees (a)	2.4%	2.0%		2.4%	1.9%
Net write-off rate — principal only — consumer and small business (a)(b)	2.1%	1.8%		2.1%	1.7%
30+ days past due as a % of total — consumer and small business (c)	1.2%	1.2%		1.2%	1.2%

Card Member loans:
Card Member loans	$130,851	$114,602	14%	$130,851	$114,602	14%
Credit loss reserves:
Beginning balance	$5,271	$4,053	30	$5,118	$3,747	37
Provisions — principal, interest and fees	970	923	5	1,984	1,709	16
Net write-offs — principal less recoveries	(753)	(490)	54	(1,458)	(887)	64
Net write-offs — interest and fees less recoveries	(160)	(107)	50	(310)	(196)	58
Other (d)	(7)	11	#	(13)	17	#
Ending balance	$5,321	$4,390	21	$5,321	$4,390	21
% of loans	4.1%	3.8%		4.1%	3.8%
% of past due	312%	336%		312%	336%
Average loans	$128,321	$112,414	14	$126,507	$110,228	15
Net write-off rate — principal, interest and fees (a)	2.8%	2.1%		2.8%	2.0%
Net write-off rate — principal only (a)	2.3%	1.7%		2.3%	1.6%
30+ days past due as a % of total	1.3%	1.1%		1.3%	1.1%

Card Member receivables:
Card Member receivables	$59,656	$58,221	2	$59,656	$58,221	2
Credit loss reserves:
Beginning balance	$151	$223	(32)	$174	$229	(24)
Provisions — principal and fees	226	230	(2)	422	452	(7)
Net write-offs — principal and fees less recoveries	(205)	(243)	(16)	(422)	(473)	(11)
Other (d)	(1)	—	—	(3)	2	#
Ending balance	$171	$210	(19)%	$171	$210	(19)%
% of receivables	0.3%	0.4%		0.3%	0.4%
Net write-off rate — principal and fees (a)	1.4%	1.7%		1.5%	1.6%
Net write-off rate — principal only — consumer and small business (a)(b)	1.5%	1.9%		1.6%	1.9%
30+ days past due as a % of total — consumer and small business (c)	0.9%	1.2%		0.9%	1.2%
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
(d)Other includes foreign currency translation adjustments.

Table 8: Net Interest Yield on Average Card Member Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except percentages)	2024	2023	2024	2023
Net interest income	$3,730	$3,105	$7,499	$6,088
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	912	728	1,794	1,352
Interest income not attributable to our Card Member loan portfolio (b)	(920)	(703)	(1,836)	(1,305)
Adjusted net interest income (c)	$3,722	$3,130	$7,457	$6,135
Average Card Member loans	$128,321	$112,414	$126,507	$110,228
Net interest income divided by average Card Member loans (c)	11.7%	11.1%	11.9%	11.1%
Net interest yield on average Card Member loans (c)	11.7%	11.2%	11.9%	11.2%
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
U.S. Consumer Services
Table 9: USCS Selected Income Statement Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Millions, except percentages)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Revenues
Non-interest revenues	$5,029	$4,643	$386	8%	$9,795	$9,002	$793	9%
Interest income	3,474	2,934	540	18	6,955	5,709	1,246	22
Interest expense	771	647	124	19	1,519	1,198	321	27
Net interest income	2,703	2,287	416	18	5,436	4,511	925	21
Total revenues net of interest expense	7,732	6,930	802	12	15,231	13,513	1,718	13
Provisions for credit losses	706	659	47	7	1,433	1,243	190	15
Total revenues net of interest expense after provisions for credit losses	7,026	6,271	755	12	13,798	12,270	1,528	12
Expenses
Card Member rewards, business development, Card Member services and marketing	4,351	3,965	386	10	8,426	7,778	648	8
Salaries and employee benefits and other operating expenses	1,115	1,056	59	6	2,199	2,112	87	4
Total expenses	5,466	5,021	445	9	10,625	9,890	735	7
Pretax segment income	$1,560	$1,250	$310	25%	$3,173	$2,380	$793	33%
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
Discount revenue increased 5 percent and 6 percent for the three and six month periods, respectively, primarily driven by increases in U.S. consumer billed business. See Tables 5, 6 and 10 for more details on billed business performance.
Net card fees increased 17 percent and 16 percent for the three and six month periods, respectively, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 16 percent and 12 percent for the three and six month periods, respectively. The increase in the three month period was primarily driven by the change in the allocation of TLS revenues in the prior year as described above. The increase in the six month period was primarily driven by higher travel commissions and fees from our consumer travel business and revenue from the sale of reward points.
Interest income increased for both the three and six month periods, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased for both the three and six month periods, primarily driven by a higher cost of funds.

Provisions for Credit Losses
Card Member loans provision for credit losses increased for both the three and six month periods, primarily due to higher net write-offs, partially offset by lower reserve builds in the current periods. The reserve builds in the current periods were primarily driven by increases in loans outstanding, partially offset by lower delinquencies. The reserve builds in the prior periods were primarily driven by increases in loans outstanding and, for the prior six month period, by higher delinquencies.
Card Member receivables provision for credit losses increased for both the three and six month periods, primarily due to reserve builds in the current periods, versus reserve releases in the prior periods, and, for the six month period, higher net write-offs. The reserve build in the current three month period was primarily driven by an increase in receivables outstanding. The reserve releases in the prior periods were primarily driven by lower delinquencies, partially offset by increases in receivables outstanding.
Expenses
Total expenses increased for both the three and six month periods, primarily driven by higher Card Member services, Business development and Card Member rewards expenses.
Card Member rewards expense increased for both the three and six month periods, driven by increases in Membership Rewards, cash back and cobrand rewards expenses, all of which were primarily driven by higher billed business. The increase in Membership Rewards expense for the six month period was partially offset by the above-mentioned benefit from enhancements to the U.S. URR models as well as lower redemption costs.
Business development expense increased for both the three and six month periods, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased for both the three and six month periods, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased for both the three and six month periods, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other expenses increased for both the three and six month periods. The increase in the three month period was primarily due to higher compensation expenses, partially offset by higher allocated service costs in the prior year, which includes an allocation of TLS servicing costs as described above. The increase in the six month period was primarily due to an increase in allocated service costs.

Table 10: USCS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2024 vs. 2023	As of or for the Six Months Ended June 30,		Change 2024 vs. 2023
(Millions, except percentages and where indicated)	2024	2023		2024	2023
Billed business (billions)	$165.1	$155.4	6%	$318.5	$297.6	7%
Proprietary cards-in-force	45.2	43.2	5	45.2	43.2	5
Proprietary basic cards-in-force	31.7	30.2	5	31.7	30.2	5
Average proprietary basic Card Member spending (dollars)	$5,258	$5,181	1	$10,220	$10,005	2
Total segment assets	$108,224	$94,944	14	$108,224	$94,944	14
Card Member loans:
Total loans	$84,958	$75,613	12	$84,958	$75,613	12
Average loans	$83,452	$74,212	12	$82,648	$73,068	13
Net write-off rate — principal, interest and fees (a)	2.9%	2.1%		2.9%	2.0%
Net write-off rate — principal only (a)	2.4%	1.7%		2.3%	1.6%
30+ days past due as a % of total	1.3%	1.1%		1.3%	1.1%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$2,703	$2,287		$5,436	$4,511
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	44	44		80	80
Interest income not attributable to our Card Member loan portfolio (c)	(132)	(91)		(254)	(173)
Adjusted net interest income (d)	$2,615	$2,240		$5,262	$4,418
Average Card Member loans	$83,452	$74,212		$82,648	$73,068
Net interest income divided by average Card Member loans (d)	13.0%	12.4%		13.2%	12.4%
Net interest yield on average Card Member loans (d)	12.6%	12.1%		12.8%	12.2%
Card Member receivables:
Total receivables	$13,796	$13,734	—%	$13,796	$13,734	—%
Net write-off rate — principal and fees (a)	1.2%	1.3%		1.3%	1.3%
Net write-off rate — principal only (a)	1.1%	1.2%		1.2%	1.2%
30+ days past due as a % of total	0.7%	0.8%		0.7%	0.8%
(a)Refer to Table 7 footnote (a).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).

Commercial Services
Table 11: CS Selected Income Statement Data

	Three Months Ended June 30,		Change 2024 vs. 2023		Six Months Ended June 30,		Change 2024 vs. 2023
(Millions, except percentages)	2024	2023			2024	2023
Revenues
Non-interest revenues	$3,333	$3,301	$32	1%	$6,527	$6,408	$119	2%
Interest income	1,051	792	259	33	2,056	1,498	558	37
Interest expense	430	364	66	18	844	685	159	23
Net interest income	621	428	193	45	1,212	813	399	49
Total revenues net of interest expense	3,954	3,729	225	6	7,739	7,221	518	7
Provisions for credit losses	349	339	10	3	704	622	82	13
Total revenues net of interest expense after provisions for credit losses	3,605	3,390	215	6	7,035	6,599	436	7
Expenses
Card Member rewards, business development, Card Member services and marketing	1,958	1,895	63	3	3,777	3,749	28	1
Salaries and employee benefits and other operating expenses	742	782	(40)	(5)	1,475	1,507	(32)	(2)
Total expenses	2,700	2,677	23	1	5,252	5,256	(4)	—
Pretax segment income	$905	$713	$192	27%	$1,783	$1,343	$440	33%
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
Discount revenue increased 2 percent and 1 percent for the three and six month periods, respectively, primarily driven by increases in commercial billed business. See Tables 5, 6 and 12 for more details on billed business performance.
Net card fees increased 11 percent and 12 percent for the three and six month periods, respectively, primarily driven by growth in our premium card portfolios.
Service fees and other revenue decreased 20 percent for the three month period and was relatively flat for the six month period. The decrease in the three month period was largely driven by the change in the allocation of TLS revenues in the prior year as described above.
Interest income increased for both the three and six month periods, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased for both the three and six month periods, primarily driven by a higher cost of funds.

Provisions for Credit Losses
Card Member loans provision for credit losses for the three month period remained largely in line with the prior period, as the lower reserve build in the current period was offset by higher net write-offs. Card Member loans provision for credit losses increased for the six month period, primarily due to higher net write-offs, partially offset by a lower reserve build in the current period. The reserve builds in both current periods were primarily driven by increases in loans outstanding, partially offset for the current three month period by lower delinquencies. The reserve builds in the prior periods were primarily driven by increases in loans outstanding and, for the prior six month period, higher delinquencies.
Card Member receivables provision for credit losses increased for the three month period, primarily due to a reserve build in the current period, versus a reserve release in the prior period, partially offset by lower net write-offs. Card Member receivables provision for credit losses decreased for the six month period, primarily due to lower net write-offs, partially offset by a reserve build in the current period, versus a reserve release in the prior period. The reserve build in the current three month period was primarily driven by an increase in receivables outstanding for U.S. small business customers. The reserve releases in the prior periods were primarily driven by lower delinquencies, partially offset by increases in receivables outstanding.
Expenses
Total expenses increased for the three month period and were flat for the six month period. The increase in the three month period was primarily driven by higher Marketing expense, partially offset by a decrease in Operating expenses.
Card Member rewards expense increased for the three month period and decreased for the six month period. The increase in the three month period was driven by higher cobrand rewards and Membership Rewards expenses, both of which were primarily driven by higher billed business. The decrease in the six month period was primarily driven by lower Membership Rewards expense, primarily due to the above-mentioned benefit from enhancements to the U.S. URR models as well as lower redemption costs, partially offset by higher billed business.
Business development expense decreased for both the three and six month periods, primarily due to lower client incentives, partially offset by increased partner payments, primarily driven by an increase in billed business.
Card Member services expense increased for both the three and six month periods, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased for both the three and six month periods, primarily reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other expenses decreased for both the three and six month periods, primarily due to higher allocated service costs in the prior year, which includes an allocation of TLS servicing costs as described above.

Table 12: CS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2024 vs 2023	As of or for the Six Months Ended June 30,		Change 2024 vs 2023
(Millions, except percentages and where indicated)	2024	2023		2024	2023
Billed business (billions)	$132.3	$130.2	2%	$259.5	$255.2	2%
Proprietary cards-in-force	15.4	15.4	—	15.4	15.4	—
Average Card Member spending (dollars)	$8,588	$8,490	1	$16,845	$16,775	—
Total segment assets	$58,993	$54,290	9	$58,993	$54,290	9
Card Member loans:
Total loans	$28,621	$23,830	20	$28,621	$23,830	20
Average loans	$28,031	$23,505	19	$27,243	$22,756	20
Net write-off rate — principal, interest and fees (a)	2.7%	1.9%		2.7%	1.7%
Net write-off rate — principal only (a)	2.3%	1.6%		2.3%	1.4%
30+ days past due as a % of total	1.4%	1.2%		1.4%	1.2%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$621	$428		$1,212	$813
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	190	178		374	340
Interest income not attributable to our Card Member loan portfolio (c)	(81)	(46)		(155)	(84)
Adjusted net interest income (d)	$730	$560		$1,431	$1,069
Average Card Member loans	$28,031	$23,505		$27,243	$22,756
Net interest income divided by average Card Member loans (d)	8.9%	7.3%		8.9%	7.2%
Net interest yield on average Card Member loans (d)	10.5%	9.6%		10.6%	9.5%
Card Member receivables:
Total receivables	$26,737	$27,227	(2)%	$26,737	$27,227	(2)%
Net write-off rate — principal and fees (e)	1.4%	1.5%		1.4%	1.5%
Net write-off rate — principal only (a) — small business	2.0%	2.1%		2.0%	2.1%
30+ days past due as a % of total — small business	1.2%	1.7%		1.2%	1.7%
90+ days past billing as a % of total (e) — corporate	0.4%	0.5%		0.4%	0.5%
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

International Card Services
Table 13: ICS Selected Income Statement Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Millions, except percentages)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Revenues
Non-interest revenues	$2,548	$2,349	$199	8%	$4,985	$4,616	$369	8%
Interest income	577	497	80	16	1,160	964	196	20
Interest expense	303	261	42	16	610	485	125	26
Net interest income	274	236	38	16	550	479	71	15
Total revenues net of interest expense	2,822	2,585	237	9	5,535	5,095	440	9
Provisions for credit losses	192	198	(6)	(3)	374	379	(5)	(1)
Total revenues net of interest expense after provisions for credit losses	2,630	2,387	243	10	5,161	4,716	445	9
Expenses
Card Member rewards, business development, Card Member services and marketing	1,592	1,386	206	15	3,147	2,805	342	12
Salaries and employee benefits and other operating expenses	748	748	—	—	1,472	1,469	3	—
Total expenses	2,340	2,134	206	10	4,619	4,274	345	8
Pretax segment income	$290	$253	$37	15%	$542	$442	$100	23%
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
Discount revenue increased 9 percent and 10 percent for the three and six month periods, respectively (13 percent and 12 percent, respectively, on an FX-adjusted basis), primarily reflecting increases in billed business.2 See Tables 5, 6 and 14 for more details on billed business performance.
Net card fees increased 15 percent for both the three and six month periods, (19 percent on an FX-adjusted basis for both periods), primarily driven by growth in our premium card portfolios.2
Service fees and other revenue was relatively flat for both the three and six month periods. Both the three and six month periods reflect increases in foreign exchange related revenues associated with Card Member cross-currency spending, offset for the three month period by a decrease in delinquency fees and for the six month period by a benefit in the prior year related to a portion of the revenue allocated to a joint venture partner as described in Business development expense below.
Interest income increased for both the three and six month periods, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased for both the three and six month periods, primarily driven by a higher cost of funds.
2 Refer to footnote 1 on page 3 for details regarding foreign currency adjusted information.

Provisions for Credit Losses
Card Member loans provision for credit losses increased for both the three and six month periods. The increase in the three month period was primarily due to a reserve build in the current period, versus a reserve release in the prior period, and higher net write-offs. The increase in the six month period was primarily due to higher net write-offs, partially offset by a lower reserve build in the current period. The reserve builds in both current periods were primarily driven by increases in loans outstanding, partially offset by lower delinquencies. The reserve release in the prior three month period was primarily driven by lower delinquencies, partially offset by an increase in loans outstanding. The reserve build in the prior six month period was primarily driven by an increase in loans outstanding and higher delinquencies.
Card Member receivables provision for credit losses decreased for both the three and six month periods. The decrease in the three month period was primarily due to lower net write-offs and a higher reserve release in the current period. The decrease in the six month period was primarily due to lower net write-offs. The reserve releases in both current periods were primarily driven by lower delinquencies. The reserve releases in both prior periods were primarily driven by lower delinquencies, partially offset by increases in receivables outstanding.
Expenses
Total expenses increased for both the three and six month periods, primarily driven by higher Card Member rewards and Card Member services expenses.
Card Member rewards expense increased for both the three and six month periods, primarily driven by higher billed business.
Business development expense increased for the three month period and decreased for the six month period. The increase in both periods was primarily due to increased partner payments driven by higher billed business, which was more than offset in the six month period by a prior-year charge related to revenue allocated to a joint venture partner.
Card Member services expense increased for both the three and six month periods, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased for both the three and six month periods, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other expenses were flat for both the three and six month periods. The three month period was primarily driven by a decrease in allocated service costs, offset by higher compensation costs. The six month period was primarily driven by an increase in allocated service costs and technology expense, offset by a decrease in compensation costs.

Table 14: ICS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2024 vs. 2023	As of or for the Six Months Ended June 30,		Change 2024 vs. 2023
(Millions, except percentages and where indicated)	2024	2023		2024	2023
Billed business (billions)	$90.2	$81.8	10%	$175.6	$158.7	11%
Proprietary cards-in-force	21.5	20.7	4	21.5	20.7	4
Proprietary basic cards-in-force	16.0	15.4	4	16.0	15.4	4
Average proprietary basic Card Member spending (dollars)	$5,681	$5,360	6	$11,122	$10,473	6
Total segment assets	$41,982	$38,183	10	$41,982	$38,183	10
Card Member loans — consumer and small business:
Total loans	$17,272	$15,159	14	$17,272	$15,159	14
Average loans	$16,838	$14,697	15	$16,616	$14,404	15
Net write-off rate — principal, interest and fees (a)	2.5%	2.8%		2.6%	2.5%
Net write-off rate — principal only (a)	2.1%	2.4%		2.1%	2.1%
30+ days past due as a % of total	1.2%	1.3%		1.2%	1.3%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$274	$236		$550	$479
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	118	110		244	198
Interest income not attributable to our Card Member loan portfolio (c)	(15)	(16)		(30)	(29)
Adjusted net interest income (d)	$377	$330		$764	$648
Average Card Member loans	$16,838	$14,697		$16,616	$14,404
Net interest income divided by average Card Member loans (d)	6.5%	6.4%		6.7%	6.7%
Net interest yield on average Card Member loans (d)	9.0%	9.0%		9.3%	9.1%
Card Member receivables:
Total receivables	$19,123	$17,260	11%	$19,123	$17,260	11%
Net write-off rate — principal and fees (e)	1.5%	2.3%		1.6%	2.2%
Net write-off rate — principal only (a) — consumer and small business	1.6%	2.5%		1.6%	2.4%
30+ days past due as a % of total — consumer and small business	0.9%	1.2%		0.9%	1.2%
90+ days past billing as a % of total (e) — corporate	0.4%	0.5%		0.4%	0.5%
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

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended June 30,		Change 2024 vs. 2023		Six Months Ended June 30,		Change 2024 vs. 2023
(Millions, except percentages and where indicated)	2024	2023			2024	2023
Revenues
Non-interest revenues	$1,684	$1,675	$9	1%	$3,339	$3,271	$68	2%
Interest income	13	14	(1)	(7)	30	28	2	7
Interest expense	(176)	(174)	(2)	(1)	(374)	(305)	(69)	(23)
Net interest income	189	188	1	1	404	333	71	21
Total revenues net of interest expense	1,873	1,863	10	1	3,743	3,604	139	4
Provisions for credit losses	20	1	19	#	26	7	19	#
Total revenues net of interest expense after provisions for credit losses	1,853	1,862	(9)	—	3,717	3,597	120	3
Expenses
Business development, Card Member services and marketing	374	420	(46)	(11)	726	808	(82)	(10)
Salaries and employee benefits and other operating expenses	(58)	479	(537)	#	437	941	(504)	(54)
Total expenses	316	899	(583)	(65)	1,163	1,749	(586)	(34)
Pretax segment income	1,537	963	574	60	2,554	1,848	706	38
Network volumes (billions)	440.6	426.6	$14	3	859.8	825.5	$34	4
Total segment assets	$24,446	$17,024		44%	$24,446	$17,024		44%
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
Total Revenues Net of Interest Expense
Non-interest revenues increased for both the three and six month periods, primarily driven by higher Discount revenue and Service fees and other revenue, partially offset by lower Processed revenue.
Discount revenue increased 2 percent and 3 percent for the three and six month periods, respectively, primarily driven by increases in billed business. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 3 percent and 8 percent for the three and six month periods, respectively, primarily driven by higher merchant service fees and foreign exchange related revenues associated with Card Member cross-currency spending, partially offset by Accertify revenues included in the prior year.
Processed revenue decreased 6 percent and 5 percent for the three and six month periods, respectively, and was flat for both periods on an FX-adjusted basis.3
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased for both the three and six month periods, primarily due to higher interest expense credits, primarily driven by increases in average merchant payables and higher interest rates.
3 Refer to footnote 1 on page 3 for details regarding foreign currency adjusted information.

Provisions for Credit Losses
Other provision for credit losses increased for both the three and six month periods, primarily due to higher reserve builds in the current periods driven by a reserve related to amounts due from a merchant in bankruptcy.
Expenses
Total expenses decreased for both the three and six month periods, primarily driven by lower Operating expenses.
Business development expense decreased for both the three and six month periods, primarily due to decreased partner payments driven by lower contractual rates.
Marketing expense decreased for both the three and six month periods, reflecting lower levels of spending on merchant engagement initiatives.
Salaries and employee benefits and other expenses decreased for both the three and six month periods, primarily driven by the gain recognized on the sale of Accertify included in the Other, net component of operating expenses, partially offset by increases in allocated service costs.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $502 million and $445 million for the three months ended June 30, 2024 and 2023, respectively, and $1.1 billion for both the six months ended June 30, 2024 and 2023. The increase in the pretax loss for the three month period was primarily driven by higher incentive compensation, partially offset by net gains on Amex Ventures investments. Higher incentive compensation in the six month period was wholly offset by net gains on Amex Ventures investments.
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
Capital
We believe capital allocated to growing businesses with a return on risk-adjusted equity in excess of our costs will generate shareholder value. Our objective is to retain sufficient levels of capital generated through net income and other sources, such as the issuance of subordinated debt and preferred shares, as well as the exercise of stock options by colleagues, to maintain a strong balance sheet, provide flexibility to support future business growth, and distribute excess capital to shareholders through dividends and share repurchases. See “Dividends and Share Repurchases” below.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of AENB, as of June 30, 2024:
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of June 30, 2024
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.8%
American Express National Bank		11.4
Tier 1	8.5%
American Express Company		11.5
American Express National Bank		11.4
Total	10.5%
American Express Company		13.5
American Express National Bank		13.0
Tier 1 Leverage	4.0%
American Express Company		9.9
American Express National Bank		9.1%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company’s regulatory risk-based capital and risk-weighted assets as of June 30, 2024:
Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	June 30, 2024
Risk-Based Capital
Common Equity Tier 1	$24.6
Tier 1 Capital	26.1
Tier 2 Capital	4.6
Total Capital	30.7

Risk-Weighted Assets	227.8
Average Total Assets to calculate the Tier 1 Leverage Ratio	$263.3
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

Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for credit losses adjusted for the CECL final rules (limited to 1.25 percent of risk-weighted assets) and $1,750 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $1,750 million of eligible subordinated notes includes the $500 million subordinated debt issued in April 2024, the $500 million subordinated debt issued in July 2023 and the $750 million subordinated debt issued in May 2022.
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
We participated in the Federal Reserve’s supervisory stress tests in 2024. We submitted our annual capital plan to the Federal Reserve in April 2024. On June 26, 2024, the Federal Reserve communicated, on a preliminary basis, that our SCB will remain at 2.5 percent, effective from October 1, 2024 to September 30, 2025, subject to final confirmation by the Federal Reserve.
As discussed above, we will become a Category III firm in the third quarter of 2024 and thus will become subject to a CET1 countercyclical capital buffer requirement (if enacted by the Federal Reserve) and a minimum supplementary leverage ratio, among other requirements. See the “Supervision and Regulation — Capital and Liquidity Regulation” section of the 2023 Form 10-K for more information.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three and six months ended June 30, 2024, we returned $2.3 billion and $3.9 billion, respectively, to our shareholders in the form of share repurchases of $1.8 billion and $2.9 billion, respectively, and common stock dividends of $0.5 billion and $1.0 billion, respectively. We repurchased 7.4 million common shares at an average price of $236.37 in the second quarter of 2024.
In addition, during the three and six months ended June 30, 2024, we paid $15 million and $29 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.
Funding Strategy
Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to finance our global businesses and to maintain a strong liquidity profile. Our funding strategy and activities are integrated into our asset-liability management activities. We have in place a funding policy covering American Express Company and all of our subsidiaries.
We aim to satisfy our financing needs with a diverse set of funding sources. The diversity of funding sources by type of instrument, by tenor and by investor base, among other factors, mitigates the impact of disruptions in any one type of instrument, tenor or investor. We seek to achieve diversity and cost efficiency in our funding sources by maintaining scale and market relevance in deposits, unsecured debt and asset securitizations and access to secured borrowing facilities and a committed bank credit facility. In particular, we are focused on continuing to grow our direct deposit program as a funding source.

Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of June 30, 2024 and December 31, 2023:
Table 18: Summary of Customer Deposits and Consolidated Debt

(Billions)	June 30, 2024	December 31, 2023
Customer deposits	$133.7	$129.1
Short-term borrowings	1.6	1.3
Long-term debt	51.5	47.9
Total customer deposits and debt	$186.8	$178.3
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Our funding needs are driven by, among other factors, maturing obligations, our liquidity position and the pace of growth in our loans and receivables balances. Our current funding plan for the full year 2024 includes, among other sources, approximately $7.0 billion to $11.0 billion of unsecured term debt issuance and approximately $2.0 billion to $6.0 billion of secured term debt issuance. Actual funding activities can vary from our plans due to various factors, such as future business growth, the impact of global economic, political and other events on market capacity and funding needs, demand for securities offered by us, regulatory changes, ability to securitize and sell loans and receivables, and the performance of loans and receivables previously sold in securitization transactions. Many of these factors are beyond our control.
We issued $7.5 billion of debt during the six months ended June 30, 2024, consisting of $5.5 billion of unsecured debt and $2.0 billion of asset-backed securities. The following table presents our debt issuances for the three months ended June 30, 2024:
Table 19: Debt Issuances

(Billions)	Three Months Ended June 30, 2024
American Express Company:
Floating Rate Senior Notes (compounded SOFR(a) plus 75 basis points)	$0.3
Fixed-to-Floating Rate Senior Notes (weighted-average coupon of 5.59% during the fixed rate period and compounded SOFR(a) plus weighted-average spread of 93 basis points during the floating rate period)	2.7
Fixed-to-Floating Rate Subordinated Notes (coupon of 5.92% during the fixed rate period and compounded SOFR(a) plus spread of 163 basis points during the floating rate period)	0.5
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 5.24%)	$2.0
Total	$5.5
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
Table 20: Unsecured Debt Ratings

American Express Entity		Moody’s	S&P	Fitch
American Express Company	Long Term	A2	BBB+	A
	Short Term	N/R	A-2	F1
	Outlook	Stable	Positive	Stable
American Express Travel Related Services Company, Inc.	Long Term	A2	A-	A
	Short Term	P-1	A-2	F1
	Outlook	Stable	Positive	Stable
American Express National Bank	Long Term	A3	A-	A
	Short Term	P-1	A-2	F1
	Outlook	Stable	Positive	Stable
American Express Credit Corporation	Long Term	A2	A-	A
	Short Term	N/R	N/R	N/R
	Outlook	Stable	Positive	Stable
These ratings are not a recommendation to buy or hold any of our securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
Downgrades in the ratings of our unsecured debt or asset securitization program securities could result in higher funding costs, as well as higher fees related to borrowings under our unused credit facilities. Declines in credit ratings could also reduce our borrowing capacity in the unsecured debt and asset securitization capital markets. We believe our funding mix, including the proportion of U.S. direct deposits insured by the Federal Deposit Insurance Corporation (FDIC) to total funding, should reduce the impact that credit rating downgrades would have on our funding capacity and costs.
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

Deposit Programs
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per account holder through the FDIC; as of June 30, 2024, approximately 92 percent of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. The direct deposit program offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account, certificates of deposit (CDs), business checking and consumer rewards checking account products available directly to customers. As of June 30, 2024, our direct deposit program had approximately 2.9 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives. CDs carry stated maturities while high-yield savings account, checking account and third-party sweep deposit products do not. We manage the duration of our maturing obligations, including CDs, to reduce concentration and refinancing risk.
As of June 30, 2024 and December 31, 2023, we had $133.7 billion and $129.1 billion, respectively, in deposits. Refer to Note 6 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.
The following tables set forth the average interest rates we paid on different types of deposits during the three and six months ended June 30, 2024 and 2023. Changes in the average interest rates we paid on our deposits for both periods compared to the prior year were primarily due to the impact of higher market interest rates offered for deposits.
Table 21: Average Interest Rates Paid on Deposits

	Three Months Ended June 30,
	2024			2023
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings accounts	$100,510	$1,047	4.2%	$83,521	$799	3.8%
Checking accounts	1,558	6	1.5	1,190	4	1.5
Certificates of deposit:
Direct	5,024	53	4.2	4,385	38	3.4
Third-party (brokered)	10,338	104	4.0	15,554	143	3.7
Sweep accounts — Third-party (brokered)	15,279	214	5.6	15,986	210	5.3
Total U.S. interest-bearing deposits	$132,709	$1,424	4.3%	$120,636	$1,194	4.0%

	Six Months Ended June 30,
	2024			2023
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings accounts	$97,989	$2,065	4.2%	$81,264	$1,465	3.6%
Checking accounts	1,495	10	1.4	1,083	8	1.5
Certificates of deposit:
Direct	5,241	110	4.2	3,867	62	3.2
Third-party (brokered)	11,455	229	4.0	14,600	256	3.5
Sweep accounts — Third-party (brokered)	15,442	436	5.7	16,006	396	5.0
Total U.S. interest-bearing deposits	$131,622	$2,850	4.4%	$116,820	$2,187	3.8%
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
We seek to maintain access to a diverse set of on-balance sheet and off-balance sheet liquidity sources, including cash and other liquid assets, secured borrowing facilities and a committed bank credit facility. Through our U.S. bank subsidiary, AENB, we have also pledged collateral eligible for use at the Federal Reserve’s discount window.
The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as additional stress scenarios required under our liquidity risk policy. Additionally, as discussed above, we will become a Category III firm in the third quarter of 2024 and thus be subject to the regulatory requirements under the liquidity coverage ratio and net stable funding ratio rules, subject to applicable transition periods. See the “Supervision and Regulation — Capital and Liquidity Regulation” section of the 2023 Form 10-K for more information. We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements.
As of June 30, 2024 and December 31, 2023, we had $52.9 billion and $46.6 billion in Cash and cash equivalents, respectively. Refer to the “Cash Flows” section below for a discussion of the major drivers impacting cash flows for the six months ended June 30, 2024. The investment income we receive on liquidity resources has historically been less than the interest expense on the sources of funding for these balances. From time to time, including in this quarter, interest income may exceed the interest expense associated with the liquidity portfolio. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary.
Securitized Borrowing Capacity
As of June 30, 2024, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible AAA certificates from American Express Credit Account Master Trust (the Lending Trust). These facilities enhance our contingent funding resources and are also used in the ordinary course of business to fund working capital needs. As of June 30, 2024, no amounts were drawn on the Charge Trust facility or Lending Trust facility.
Committed Bank Credit Facility
As of June 30, 2024, we maintained a committed syndicated bank credit facility of $4.0 billion with a maturity date of October 30, 2026. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. As of June 30, 2024, no amounts were drawn on this facility.
Other Sources of Liquidity
In addition to cash and other liquid assets and the secured borrowing facilities and committed bank credit facility described above, as an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco through the discount window against the U.S. credit card loans and charge card receivables that it pledged. As of June 30, 2024, AENB had available borrowing capacity of $62.2 billion based on the amount and collateral valuation of receivables that were pledged to the Federal Reserve Bank of San Francisco. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval.

Unused Credit Outstanding
As of June 30, 2024, we had approximately $433 billion of unused credit available to customers. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Charge card products with no pre-set spending limits are not reflected in unused credit.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the six months ended June 30:
Table 22: Cash Flows

(Billions)	2024	2023
Total cash provided by (used in):
Operating activities	$10.1	$3.5
Investing activities	(8.6)	(9.3)
Financing activities	4.8	14.6
Effect of foreign currency exchange rates on cash and cash equivalents	—	0.2
Net increase in cash and cash equivalents	$6.3	$9.0
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
In 2024, the net cash provided by operating activities was driven by cash generated from net income for the period and higher net operating liabilities primarily driven by higher book overdrafts due to timing differences arising in the ordinary course of business.
In 2023, the net cash provided by operating activities was primarily driven by cash generated from net income for the period, partially offset by lower net operating liabilities primarily driven by lower book overdrafts due to timing differences arising in the ordinary course of business and payments related to annual incentive compensation.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in loans and Card Member receivables, as well as changes in our available-for-sale investment securities portfolio.
In 2024, the net cash used in investing activities was primarily driven by higher loans outstanding, partially offset by net maturities of investment securities and net proceeds received from the sale of Accertify.
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
Enhanced Prudential Standards
We are subject to the U.S. federal bank regulatory agencies’ rules that tailor the application of enhanced prudential standards to bank holding companies and depository institutions with $100 billion or more in total consolidated assets. Under these rules, American Express Company (and its depository institution subsidiary, AENB) is currently subject to Category IV standards; however, as discussed above, we will become a Category III firm in the third quarter of 2024. Category III firms are subject to heightened capital, liquidity and prudential requirements, single-counterparty credit limits and additional stress tests, which in some cases are subject to a transition period following a financial institution becoming a Category III firm. Please see the “Supervision and Regulation” and “Risk Factors” sections of the 2023 Form 10-K for further information.
Resolution Planning
On June 20, 2024, the FDIC issued a final rule amending its resolution plan requirements for insured depository institutions. The final rule requires insured depository institutions with $100 billion or more in assets that are not affiliated with U.S. global systematically important banking organizations, including AENB, to submit full resolution plans every three years with interim supplements in non-submission years. Under the final rule, resolution plans are subject to more stringent standards with respect to their assumptions and content, as well as enhanced credibility standards for the FDIC’s evaluation of resolution plans and expanded expectations regarding engagement and capabilities testing. The final rule is effective on October 1, 2024, and provides that the due date for the first resolution plan or interim supplement for insured depository institutions such as AENB will be no earlier than June 30, 2025.
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
On March 5, 2024, the CFPB issued a final rule that lowers the safe harbor amount for credit card late fees that would be considered to be “reasonable and proportional” to the costs incurred by credit card issuers for late payments to $8, eliminates a higher late fee safe harbor amount for subsequent late payments and eliminates the annual inflation adjustment for the safe harbor amount. On May 10, 2024, a preliminary injunction was granted staying the effectiveness of the final rule; however, whether the final rule will ultimately be implemented will depend on the outcome of the ongoing litigation. If the rule were to go into effect, in the absence of providing a cost justification to support a late fee higher than the safe harbor amount, which would be permissible under the final rule, we would be required to reduce our late fees, resulting in a decrease to our delinquency fee revenue. In addition, a reduction in the late fee amount could alter Card Member behavior and impact repayment rates.
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
The European Union (EU), Australia, Canada and other jurisdictions have focused on interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance. In the United States, certain states have passed or are considering laws to regulate various aspects of network operations and contract terms and practices governing merchant card acceptance, including information associated with electronic transactions (such as the use of specific merchant categories codes) and pricing of electronic transactions (such as interchange fees on sales tax or gratuities). In addition, changes in federal law and regulation have been proposed from time to time that could impact various aspects of network operations or contract terms and practices governing merchant card acceptance.
Regulation and other governmental actions relating to operations, pricing or practices could affect all networks and/or acquirers directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted, and may continue to negatively impact, the discount revenue we earn, including as a result of downward pressure on our merchant discount rates from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants. For example, we exited our network business in the EU and Australia as a result of regulation in those jurisdictions. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when we work with cobrand partners and agents in the EU. In a ruling issued on February 7, 2018, the EU Court of Justice confirmed the validity of fee capping and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although the ruling provided only limited guidance as to when or how the provisions might apply in such circumstances and remains subject to differing interpretations by regulators and participants in cobrand arrangements. On August 29, 2023, the Dutch Trade and Industry Appeals Tribunal referred questions to the EU Court of Justice on the interpretation of the application of the interchange fee caps in connection with an administrative proceeding by the Netherlands Authority for Consumers and Markets regarding our cobrand relationship with KLM Royal Dutch Airlines. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU.
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
Proprietary new cards acquired — Represents the number of new cards issued by American Express during the referenced period, net of replacement cards. Proprietary new cards acquired is useful as a measure of the effectiveness of our customer acquisition strategy.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations and our ability to continue investing at high levels in areas that can drive sustainable growth (including our brand, value propositions, customers, colleagues, marketing, technology and coverage), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: macroeconomic conditions, such as recession risks, higher rates of unemployment, changes in interest rates, effects of inflation, supply chain issues, energy costs and fiscal and monetary policies; geopolitical instability, including the ongoing Ukraine and Israel wars, broader regional hostilities and tensions involving China and the United States; the impact of any future contingencies, including, but not limited to, legal costs and settlements, the imposition of fines or monetary penalties, increases in Card Member remediation, investment gains or losses, restructurings, impairments and changes in reserves; issues impacting brand perceptions and our reputation; impacts related to sales and acquisitions, including management’s decisions regarding the use of the gain from the sale of Accertify, and new or renegotiated cobrand and other partner agreements and joint ventures; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense and the sustainability of our future growth, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: spending volumes and the spending environment not being consistent with expectations, including T&E spend categories growing slower than expected, further moderation in spending by U.S. small and mid-sized enterprise Card Members, or a slowdown in U.S. consumer or International spending volumes; an inability to address competitive pressures, attract and retain customers, invest in and enhance our Membership Model of premium products, differentiated services and partnerships, grow spending and lending with customers across generations and age cohorts, including Millennial and Gen Z customers and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global network; the effects of regulatory initiatives, including pricing regulation; merchant coverage growing less than expected or the reduction of merchant acceptance; increased surcharging, steering or suppression of our products; merchant discount rates changing by a greater or lesser amount than expected; and changes in foreign currency exchange rates;
•net card fees not performing consistently with expectations, which could be impacted by, among other things, a deterioration in macroeconomic conditions impacting the ability and desire of Card Members to pay card fees; higher Card Member attrition rates; the pace of Card Member acquisition activity, and demand for our fee-based products; and our inability to address competitive pressures, develop attractive premium value propositions and implement our strategy of refreshing card products and realize our anticipated growth from those refreshes, enhancing and delivering benefits and services and continuing to innovate with respect to our products;
•net interest income, the effects of changes in interest rates and the growth of loans and Card Member receivables outstanding, being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; our ability to effectively manage underwriting risk and enhance Card Member value propositions to continue to attract premium Card Members; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on Card Member loans not remaining consistent with current expectations; our deposit levels or the interest rates we offer on deposits changing from current expectations; and the effectiveness of our strategies to capture a greater share of existing Card Members’ spending and borrowings, and attract new, and retain existing, customers;
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
•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement costs to revenues, which could be impacted by continued changes in macroeconomic conditions and Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories), the redemption of rewards and offers (including travel redemptions) and usage of travel-related benefits; the costs related to reward point redemptions; further enhancements to product benefits to make them attractive to Card Members and prospective customers, potentially in a manner that is not cost-effective; new and renegotiated contractual obligations with business partners, which may be affected by business partners with greater scale and leverage; our ability to identify and negotiate partner-funded value for Card Members; and the pace and cost of the expansion of our global lounge collection;
•the actual amount we spend on marketing in the future and the effectiveness and efficiency of our marketing spend, which will be based in part on continued changes in the macroeconomic and competitive environment and business performance, including the levels of demand for our products; management’s decisions regarding the timing of spending on marketing and the effectiveness of management’s investment optimization process, management’s identification and assessment of attractive investment opportunities; management’s ability to develop premium value propositions and drive customer demand, including continued customer spend growth and retention; the receptivity of Card Members and prospective customers to advertising and customer acquisition initiatives; and our ability to realize marketing efficiencies and balance expense control and investments in the business;
•our ability to control operating expenses, including relative to revenue growth, and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; a persistent inflationary environment; our ability to realize operational efficiencies, including through increased scale and automation; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; restructuring activity; supply chain issues; fraud costs; expenses related to control and compliance and consulting, legal and other professional services fees, including as a result of litigation or internal and regulatory reviews; regulatory assessments; the level of M&A activity and related expenses, including related to the completion of our acquisitions of Tock and Rooam; information or cybersecurity incidents; the payment of fines, penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the performance of Amex Ventures and other of our investments; impairments of goodwill or other assets; and the impact of changes in foreign currency exchange rates on costs, such as due to the devaluation of foreign currencies;
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
•the parties’ ability to satisfy the closing conditions for the acquisitions of Tock and Rooam, including receipt of regulatory approvals, and to consummate the transactions; the underlying assumptions related to the transactions proving to be inaccurate or unrealized; and our ability to integrate Tock and Rooam and benefit from and expand the platforms, tools and capabilities, which will depend in part on management’s decisions regarding future operations, strategies and business initiatives;
•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure and competitor settlements and mergers that may materially impact the prices charged to merchants that accept American Express cards, surcharging by merchants and merchant acceptance, the desirability of our premium card products, competition for new and existing cobrand relationships, competition with respect to new products, services and technologies, competition from new and non-traditional competitors and the success of marketing, promotion and rewards programs;
•our ability to expand our leadership in the premium consumer space, which will be impacted in part by competition, brand perceptions (including perceptions related to merchant coverage) and reputation, and our ability to develop and market new benefits and value propositions that appeal to Card Members and new customers, grow spending with new and younger age cohort Card Members, offer attractive services and rewards programs and build greater customer loyalty, which will depend in part on identifying and funding investment opportunities, addressing changing customer behaviors, new product innovation and development, Card Member acquisition efforts and enrollment processes, including through digital channels, continuing to realize the benefits from strategic partnerships and evolving our infrastructure to support new products, services and benefits;
•our ability to build on our leadership in commercial payments, which will depend in part on competition, the willingness and ability of companies to use credit and charge cards for procurement and other business expenditures as well as use our other products and services for financing needs, perceived or actual difficulties and costs related to setting up B2B payment platforms, our ability to offer attractive value propositions and new products to current and potential customers, our ability to enhance and expand our payment and lending solutions, increase customer engagement, and build out a multi-product digital ecosystem to integrate our broad product set, which is dependent on our continued investment in capabilities, features, functionalities, platforms and technologies;
•our ability to expand merchant coverage globally and our success, as well as the success of third-party merchant acquirers, aggregators and processors, in signing merchants to accept American Express, which will depend on, among other factors, the value propositions offered to merchants and merchant acquirers for card acceptance, the awareness and willingness of Card Members to use American Express cards at merchants, scaling marketing and expanding programs to increase card usage, identifying and growing acceptance in low- and new-to-plastic industries and businesses as they form, working with commercial buyers and suppliers to establish B2B acceptance, executing on our plans to increase coverage in priority international cities, destinations, countries and industry verticals, and continued network investments, including in capabilities that allow for greater digital integration and modernization of our authorization platform;
•our ability to successfully invest in, benefit from and expand the use of technological developments, digital payments, servicing and travel solutions and other technological capabilities, which will depend in part on our success in evolving our products and processes for the digital environment, developing new features in the Amex app and enhancing our digital channels, effectively utilizing data and data platforms, building partnerships and executing programs with other companies, effectively utilizing artificial intelligence and machine learning and increasing automation to address servicing and other business and customer needs, and supporting the use of our products as a means of payment through online and mobile channels, all of which will be impacted by investment levels, customer and colleague receptiveness and ability to adopt new technologies, new product innovation and development and the platforms and infrastructure to support new products, services, benefits and partner integrations;
•our ability to grow internationally, which could be impacted by regulation and business practices, such as those capping interchange or other fees, mandating network access or data localization, favoring local competitors or prohibiting or limiting foreign ownership of certain businesses; our inability to successfully replicate aspects of our business model internationally and tailor products and services to make them attractive to local customers; competitors with more scale, local experience and established relationships with relevant customers, regulators and industry participants; the success of us and our network partners in acquiring Card Members and/or merchants; and political or economic instability or regional hostilities;
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
•legal and regulatory developments, which could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or governance, or alter our relationships with Card Members, partners, merchants and other third parties, including affecting our network operations and practices governing merchant acceptance, as well as our ability to continue certain cobrand relationships in the EU; impact card fees and rewards programs; exert further pressure on merchant discount rates and our network business, as well as result in an increase in surcharging or steering; alter the competitive landscape; subject us to heightened regulatory scrutiny and result in increased costs related to regulatory oversight and compliance, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or monetary penalties; materially affect capital or liquidity requirements, results of operations or ability to pay dividends; or result in harm to the American Express brand;
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners, merchants that represent a significant portion of our business, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as global economic and business conditions, consumer and business spending generally, unemployment rates, geopolitical conditions, including further escalations or widening of ongoing military conflicts and regional hostilities, the effects of U.S. and international elections, adverse developments affecting third parties, including other financial institutions, merchants or vendors, as well as severe weather conditions, natural disasters, power loss, disruptions in telecommunications, health pandemics, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances, deposit levels and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in the 2023 Form 10-K, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2024	2023
Revenues
Non-interest revenues
Discount revenue	$8,855	$8,481
Net card fees	2,060	1,789
Service fees and other revenue	1,280	1,232
Processed revenue	408	447
Total non-interest revenues	12,603	11,949
Interest income
Interest on loans	5,092	4,213
Interest and dividends on investment securities	25	34
Deposits with banks and other	677	528
Total interest income	5,794	4,775
Interest expense
Deposits	1,425	1,196
Long-term debt and other	639	474
Total interest expense	2,064	1,670
Net interest income	3,730	3,105
Total revenues net of interest expense	16,333	15,054
Provisions for credit losses
Card Member receivables	226	230
Card Member loans	970	923
Other	72	45
Total provisions for credit losses	1,268	1,198
Total revenues net of interest expense after provisions for credit losses	15,065	13,856
Expenses
Card Member rewards	4,227	3,956
Business development	1,427	1,388
Card Member services	1,154	949
Marketing	1,480	1,408
Salaries and employee benefits	1,949	1,875
Other, net	1,038	1,546
Total expenses	11,275	11,122
Pretax income	3,790	2,734
Income tax provision	775	560
Net income	$3,015	$2,174
Earnings per Common Share (Note 14)(a)
Basic	$4.16	$2.89
Diluted	$4.15	$2.89
Average common shares outstanding for earnings per common share:
Basic	716	740
Diluted	717	741
(a)Represents net income less (i) earnings allocated to participating share awards of $23 million and $17 million for the three months ended June 30, 2024 and 2023, respectively, and (ii) dividends on preferred shares of $15 million for both the three months ended June 30, 2024 and 2023.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2024	2023
Revenues
Non-interest revenues
Discount revenue	$17,235	$16,428
Net card fees	4,034	3,502
Service fees and other revenue	2,572	2,450
Processed revenue	794	867
Total non-interest revenues	24,635	23,247
Interest income
Interest on loans	10,150	8,152
Interest and dividends on investment securities	50	64
Deposits with banks and other	1,369	975
Total interest income	11,569	9,191
Interest expense
Deposits	2,852	2,190
Long-term debt and other	1,218	913
Total interest expense	4,070	3,103
Net interest income	7,499	6,088
Total revenues net of interest expense	32,134	29,335
Provisions for credit losses
Card Member receivables	422	452
Card Member loans	1,984	1,709
Other	131	92
Total provisions for credit losses	2,537	2,253
Total revenues net of interest expense after provisions for credit losses	29,597	27,082
Expenses
Card Member rewards	8,001	7,722
Business development	2,819	2,781
Card Member services	2,325	1,932
Marketing	2,956	2,749
Salaries and employee benefits	4,047	3,889
Other, net	2,514	3,108
Total expenses	22,662	22,181
Pretax income	6,935	4,901
Income tax provision	1,483	911
Net income	$5,452	$3,990
Earnings per Common Share (Note 14)(a)
Basic	$7.49	$5.30
Diluted	$7.48	$5.29
Average common shares outstanding for earnings per common share:
Basic	718	741
Diluted	719	742
(a)Represents net income less (i) earnings allocated to participating share awards of $41 million and $31 million for the six months ended June 30, 2024 and 2023, respectively, and (ii) dividends on preferred shares of $29 million for both the six months ended June 30, 2024 and 2023.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2024	2023	2024	2023
Net income	$3,015	$2,174	$5,452	$3,990
Other comprehensive income (loss):
Net unrealized debt securities gains (losses), net of tax	3	1	4	20
Foreign currency translation adjustments, net of hedges and tax	(49)	25	(136)	53
Net unrealized pension and other postretirement benefits, net of tax	1	(4)	4	53
Other comprehensive income (loss)	(45)	22	(128)	126
Comprehensive income	$2,970	$2,196	$5,324	$4,116
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents
Cash and due from banks	$6,674	$7,118
Interest-bearing deposits in other banks	46,033	39,312
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2024, $81; 2023, $66)	188	166
Total cash and cash equivalents (includes restricted cash: 2024, $471; 2023, $514)	52,895	46,596
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2024, $4,743; 2023, $4,587), less reserves for credit losses: 2024, $171; 2023, $174	59,485	60,237
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2024, $27,270; 2023, $28,590), less reserves for credit losses: 2024, $5,321; 2023, $5,118	125,530	120,877
Other loans, less reserves for credit losses: 2024, $140; 2023, $126	8,017	6,960
Investment securities	1,210	2,186
Premises and equipment, less accumulated depreciation and amortization: 2024, $10,532; 2023, $9,911	5,247	5,138
Other assets, less reserves for credit losses: 2024, $44; 2023, $27	19,835	19,114
Total assets	$272,219	$261,108
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$133,746	$129,144
Accounts payable	13,145	13,109
Short-term borrowings	1,639	1,293
Long-term debt (includes debt issued by consolidated variable interest entities: 2024, $15,426; 2023, $13,426)	51,521	47,866
Other liabilities	42,628	41,639
Total liabilities	$242,679	$233,051
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of June 30, 2024 and December 31, 2023	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 712 million shares as of June 30, 2024 and 723 million shares as of December 31, 2023	143	145
Additional paid-in capital	11,332	11,372
Retained earnings	21,265	19,612
Accumulated other comprehensive income (loss)	(3,200)	(3,072)
Total shareholders’ equity	29,540	28,057
Total liabilities and shareholders’ equity	$272,219	$261,108
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30 (Millions)	2024	2023
Cash Flows from Operating Activities
Net income	$5,452	$3,990
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	2,537	2,253
Depreciation and amortization	811	800
Stock-based compensation	280	248
Deferred taxes	(444)	(852)
Other items (a)	(728)	240
Originations of loans held-for-sale	—	(54)
Proceeds from sales of loans held-for-sale	—	59
Changes in operating assets and liabilities, net of effects of dispositions and acquisitions:
Other assets	63	(563)
Accounts payable & other liabilities	2,113	(2,575)
Net cash provided by operating activities	10,084	3,546
Cash Flows from Investing Activities
Sale of investments	31	—
Maturities and redemptions of investments	1,534	1,149
Purchase of investments	(762)	(671)
Net increase in loans and Card Member receivables (b)	(9,061)	(9,013)
Purchase of premises and equipment, net of sales: 2024, $2; 2023, $1	(961)	(736)
Dispositions/(acquisitions), net of cash disposed/acquired	584	(64)
Net cash used in investing activities	(8,635)	(9,335)
Cash Flows from Financing Activities
Net increase in customer deposits	4,630	12,516
Net increase in short-term borrowings (b)	479	194
Proceeds from long-term debt	7,879	7,966
Payments of long-term debt	(4,151)	(3,856)
Issuance of American Express common shares	46	22
Repurchase of American Express common shares and other	(3,054)	(1,349)
Dividends paid	(973)	(867)
Net cash provided by financing activities	4,856	14,626
Effect of foreign currency exchange rates on cash and cash equivalents	(6)	207
Net increase in cash and cash equivalents	6,299	9,044
Cash and cash equivalents at beginning of period	46,596	33,914
Cash and cash equivalents at end of period	$52,895	$42,958
(a)Primarily includes the gain recognized on the sale of Accertify (see Note 1), changes in reserves, losses on tax credit investments, gains and losses on fair value hedges, net gains and losses on Amex Ventures investments and changes in equity method investments.
(b)Excludes an increase of $117 million related to non-cash activity during the three months ended March 31, 2023.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended June 30, 2024 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of March 31, 2024	$28,764	$—	$144	$11,354	$(3,155)	$20,421
Net income	3,015	—	—	—	—	3,015
Other comprehensive income (loss)	(45)	—	—	—	(45)	—
Repurchase of common shares	(1,767)	—	(1)	(117)	—	(1,649)
Other changes, including employee plans	91	—	—	95	—	(4)
Cash dividends declared preferred Series D, $9,269.44 per share	(15)	—	—	—	—	(15)
Cash dividends declared common, $0.70 per share	(503)	—	—	—	—	(503)
Balances as of June 30, 2024	$29,540	$—	$143	$11,332	$(3,200)	$21,265

Six months ended June 30, 2024 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2023	$28,057	$—	$145	$11,372	$(3,072)	$19,612
Net income	5,452	—	—	—	—	5,452
Other comprehensive income (loss)	(128)	—	—	—	(128)	—
Repurchase of common shares	(2,903)	—	(2)	(200)	—	(2,701)
Other changes, including employee plans	101	—	—	160	—	(59)
Cash dividends declared preferred Series D, $18,243.05 per share	(29)	—	—	—	—	(29)
Cash dividends declared common, $1.40 per share	(1,010)	—	—	—	—	(1,010)
Balances as of June 30, 2024	$29,540	$—	$143	$11,332	$(3,200)	$21,265
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended June 30, 2023 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of March 31, 2023	$25,992	$—	$149	$11,522	$(3,106)	$17,427
Net income	2,174	—	—	—	—	2,174
Other comprehensive income (loss)	22	—	—	—	22	—
Repurchase of common shares	(1,117)	—	(1)	(106)	—	(1,010)
Other changes, including employee plans	92	—	—	93	—	(1)
Cash dividends declared preferred Series D, $9,072.22 per share	(15)	—	—	—	—	(15)
Cash dividends declared common, $0.60 per share	(445)	—	—	—	—	(445)
Balances as of June 30, 2023	$26,703	$—	$148	$11,509	$(3,084)	$18,130

Six months ended June 30, 2023 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2022	$24,711	$—	$149	$11,493	$(3,210)	$16,279
Net income	3,990	—	—	—	—	3,990
Other comprehensive income (loss)	126	—	—	—	126	—
Repurchase of common shares	(1,312)	—	(1)	(123)	—	(1,188)
Other changes, including employee plans	112	—	—	139	—	(27)
Cash dividends declared preferred Series D, $17,947.22 per share	(29)	—	—	—	—	(29)
Cash dividends declared common, $1.20 per share	(895)	—	—	—	—	(895)
Balances as of June 30, 2023	$26,703	$—	$148	$11,509	$(3,084)	$18,130
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
Business Events
On May 1, 2024, we completed the previously announced transaction to sell fraud prevention solutions provider Accertify, Inc. (Accertify), a wholly owned subsidiary we acquired in 2010, the operations of which were reported within the Global Merchant and Network Services (GMNS) segment. The transaction resulted in a gain of $531 million ($479 million after tax), which is reported as a reduction to Other expense for the three months ended June 30, 2024. Prior to the completion of the transaction, the carrying amount of Accertify’s net assets were not material to the Company’s financial position.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board issued updated accounting guidance for segment reporting, effective for annual reporting periods beginning after December 15, 2023 and for interim reporting periods beginning January 1, 2025. The updated guidance requires enhanced disclosures for significant expenses by reportable operating segment. Significant expense categories and amounts are those regularly provided to the chief operating decision maker (CODM) and included in the measure of a segment’s profit or loss. The updated guidance will also require us to disclose the title and position of our CODM, including an explanation of how our CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. We are currently assessing the updated guidance; however, it is not expected to have a material impact to our Consolidated Financial Statements.
In December 2023, the Financial Accounting Standards Board issued updated accounting guidance on Disclosures for Income Taxes, effective January 1, 2025, with early adoption permitted. The updated guidance requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state and foreign). We are currently assessing the updated guidance; however, it is not expected to have a material impact to our Consolidated Financial Statements.

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
Card Member and Other loans as of June 30, 2024 and December 31, 2023 consisted of:

(Millions)	2024	2023
Consumer (a)	$99,868	$98,111
Small Business	30,938	27,833
Corporate	45	51
Card Member loans	130,851	125,995
Less: Reserves for credit losses	5,321	5,118
Card Member loans, net	$125,530	$120,877
Other loans, net (b)	$8,017	$6,960
(a)Includes approximately $27.3 billion and $28.6 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of June 30, 2024 and December 31, 2023, respectively.
(b)Other loans are presented net of reserves for credit losses of $140 million and $126 million as of June 30, 2024 and December 31, 2023, respectively.
Card Member receivables as of June 30, 2024 and December 31, 2023 consisted of:

(Millions)	2024	2023
Consumer	$23,790	$25,578
Small Business	19,458	19,286
Corporate (a)	16,408	15,547
Card Member receivables	59,656	60,411
Less: Reserves for credit losses	171	174
Card Member receivables, net	$59,485	$60,237
(a)Includes $4.7 billion and $4.6 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of June 30, 2024 and December 31, 2023, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following tables present the aging of Card Member loans and receivables as of June 30, 2024 and December 31, 2023:

2024 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$98,580	$383	$286	$619	$99,868	$383	$372
Small Business	30,521	131	95	191	30,938	116	110
Corporate (a)	(b)	(b)	(b)	—	45	—	—
Card Member Receivables:
Consumer	23,607	56	41	86	23,790	—	—
Small Business	$19,238	$83	$49	88	19,458	—	—
Corporate (a)	(b)	(b)	(b)	$65	$16,408	$—	$—

2023 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$96,779	$420	$298	$614	$98,111	$393	$344
Small Business	27,444	133	85	171	27,833	109	95
Corporate (a)	(b)	(b)	(b)	—	51	—	—
Card Member Receivables:
Consumer	25,355	70	47	106	25,578	—	—
Small Business	$19,020	$104	$62	100	19,286	—	—
Corporate (a)	(b)	(b)	(b)	$67	$15,547	$—	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators for Card Member Loans and Receivables
The following table presents the key credit quality indicators as of or for the six months ended June 30:

	2024			2023
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Consumer	2.3%	2.8%	1.3%	1.7%	2.1%	1.1%
Small Business	2.3%	2.6%	1.3%	1.4%	1.6%	1.2%
Card Member Receivables:
Consumer	1.3%	1.4%	0.8%	1.6%	1.7%	1.0%
Small Business	2.0%	2.2%	1.1%	2.2%	2.4%	1.5%
Corporate	(b)	0.6%	(c)	(b)	0.6%	(c)
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.4% and 0.5% as of June 30, 2024 and 2023, respectively.
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
Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the loan is characterized as non-accrual), and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of June 30, 2024 and 2023, we had $50 million and $29 million, respectively, of unused credit available to customers with loans and receivables modified during each of the respective six month periods. In accordance with the modification agreement with the customer, loans and/or receivables may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.
The following tables provide information relating to loans and receivables modifications for borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024				2023
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$513	0.5%	18.2%	(b)	$348	0.4%	15.9%	(b)
Small Business	185	0.6%	17.5%	(b)	149	0.6%	15.5%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	92	0.4%	(c)	30	108	0.5%	(c)	27
Small Business	142	0.7%	(c)	29	194	1.0%	(c)	28
Corporate	9	0.1%	(c)	9	10	0.1%	(c)	10
Other Loans	12	0.1%	—	18	9	0.1%	—	17
Interest Rate Reduction and Term Extension
Other Loans	18	0.2%	2.5%	19	8	0.1%	2.0%	19
Total	$971				$826

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2024				2023
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$1,039	1.0%	18.1%	(b)	$642	0.7%	15.7%	(b)
Small Business	370	1.2%	17.5%	(b)	277	1.1%	15.4%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	184	0.8%	(c)	29	200	0.9%	(c)	25
Small Business	283	1.5%	(c)	29	352	1.8%	(c)	26
Corporate	12	0.1%	(c)	9	15	0.1%	(c)	10
Other Loans	22	0.3%	—	19	14	0.2%	—	17
Interest Rate Reduction and Term Extension
Other Loans	34	0.4%	2.4%	19	13	0.2%	2.0%	19
Total	$1,944				$1,513
(a)Represents the outstanding balances as of June 30, 2024 and 2023 of all modifications undertaken in the prior three and six months, respectively, for loans and receivables that remain in modification programs as of, or that defaulted on or before, June 30, 2024 and 2023, respectively. The outstanding balances include principal, fees, and accrued interest on loans and principal and fees on receivables. Modifications did not reduce the principal balance.
(b)For Card Member loans, we generally do not offer payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information with respect to modified loans and receivables that defaulted during the periods presented and were modified in the twelve months prior to the payment default. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program. For loans and receivables modified on or after January 1, 2023, the amounts of defaulted balances were immaterial for the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card Member Loans
Consumer	$40	(b)	$—	$40	$56	(b)	$—	$56
Small Business	17	(b)	—	17	24	(b)	—	24
Corporate	—	(b)	—	—	—	(b)	—	—
Card Member Receivables
Consumer	(c)	$5	—	5	(c)	6	—	6
Small Business	(c)	11	—	11	(c)	15	—	15
Corporate	(c)	—	—	—	(c)	—	—	—
Other Loans	—	—	1	1	—	—	2	2
Total	$57	$16	$1	$74	$80	$21	$2	$103
(a)Represents the outstanding balances as of June 30, 2024 of all modifications that defaulted in the three and six months ended June 30, 2024, respectively, and were modified in the twelve months prior to payment default. The outstanding balances include principal, fees and accrued interest on loans and principal and fees on receivables.
(b)For Card Member loans, we generally do not offer payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information relating to the performance of loans and receivables that were modified during the prior twelve months and that remain in modification programs as of, or that defaulted on or before, June 30, 2024.

	As of June 30, 2024
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,725	$103	$44
Small Business	557	51	20
Corporate	—	—	—
Card Member Receivables:
Consumer	293	17	6
Small Business	427	42	13
Corporate	9	3	3
Other Loans	80	5	2
Total	$3,091	$221	$88
(a)The outstanding balance as of June 30, 2024 includes principal, fees and accrued interest on loans and principal and fees on receivables.

The following table provides information relating to the performance of loans and receivables that were modified on or after January 1, 2023 and that remained in modification programs as of, or that defaulted on or before, June 30, 2023.

	As of June 30, 2023
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$579	$47	$16
Small Business	236	33	8
Corporate	—	—	—
Card Member Receivables:
Consumer	182	14	4
Small Business	293	50	9
Corporate	13	1	1
Other Loans	25	2	—
Total	$1,328	$147	$38
(a)The outstanding balance as of June 30, 2023 includes principal, fees and accrued interest on loans and principal and fees on receivables.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Second quarter of 2024	4%	3% - 7%	2%	3% - (4)%
Fourth quarter of 2024	3% - 7%	3% - 8%	4% - (4)%	3% - 1%
Fourth quarter of 2025	3% - 8%	3% - 7%	2% - 1%	2%
Fourth quarter of 2026	3% - 6%	3% - 6%	2%	3% - 2%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses increased for the three and six months ended June 30, 2024, primarily driven by increases in loans outstanding, partially offset for the three month period by lower delinquencies.
Card Member loans reserve for credit losses increased for the three and six months ended June 30, 2023, primarily driven by increases in loans outstanding, and for the six month period, higher delinquencies.
The following table presents changes in the Card Member loans reserve for credit losses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2024	2023	2024	2023
Beginning Balance	$5,271	$4,053	$5,118	$3,747
Provisions (a)	970	923	1,984	1,709
Net write-offs (b)
Principal	(753)	(490)	(1,458)	(887)
Interest and fees	(160)	(107)	(310)	(196)
Other (c)	(7)	11	(13)	17
Ending Balance	$5,321	$4,390	$5,321	$4,390
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $179 million and $130 million for the three months ended June 30, 2024 and 2023, respectively, and $338 million and $258 million for the six months ended June 30, 2024 and 2023, respectively. Recoveries of interest and fees were not significant.
(c)Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses increased for the three months ended June 30, 2024 and remained relatively flat for the six months ended June 30, 2024. The increase for the three months ended June 30, 2024 was primarily driven by an increase in receivables outstanding for U.S. consumer and U.S. small business customers.
Card Member receivables reserve for credit losses decreased for both the three and six months ended June 30, 2023, primarily driven by lower delinquencies, partially offset by increases in receivables outstanding.
The following table presents changes in the Card Member receivables reserve for credit losses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2024	2023	2024	2023
Beginning Balance	$151	$223	$174	$229
Provisions (a)	226	230	422	452
Net write-offs (b)	(205)	(243)	(422)	(473)
Other (c)	(1)	—	(3)	2
Ending Balance	$171	$210	$171	$210
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $78 million and $76 million for the three months ended June 30, 2024 and 2023, respectively, and $154 million and $145 million for the six months ended June 30, 2024 and 2023, respectively.
(c)Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $3 million and $5 million as of June 30, 2024 and December 31, 2023, respectively, presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of June 30, 2024 and December 31, 2023:

	2024				2023
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$60	$—	$(7)	$53	$61	$—	$(6)	$55
U.S. Government agency obligations	4	—	—	4	4	—	—	4
U.S. Government treasury obligations	270	—	(4)	266	1,217	1	(12)	1,206
Mortgage-backed securities (a)	11	—	(1)	10	12	—	(1)	11
Foreign government bonds and obligations	762	—	—	762	770	—	—	770
Other (b)	74	—	—	74	74	—	—	74
Equity securities (c)	50	—	(9)	41	60	16	(10)	66
Total	$1,231	$—	$(21)	$1,210	$2,198	$17	$(29)	$2,186
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023:

	2024				2023
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$29	$(7)	$—	$—	$33	$(6)
U.S. Government treasury obligations	—	—	150	(4)	—	—	1,114	(12)
Mortgage-backed securities	—	—	9	(1)	—	—	7	(1)
Total	$—	$—	$188	$(12)	$—	$—	$1,154	$(19)
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
The following table summarizes the gross unrealized losses for available-for-sale debt securities by ratio of fair value to amortized cost as of June 30, 2024 and December 31, 2023:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2024:
90–100%	—	$—	$—	52	$172	$(6)	52	$172	$(6)
Less than 90%	—	$—	$—	11	$16	$(6)	11	$16	$(6)
Total as of June 30, 2024	—	$—	$—	63	$188	$(12)	63	$188	$(12)
2023:
90–100%	—	$—	$—	69	$1,140	$(14)	69	$1,140	$(14)
Less than 90%	—	$—	$—	2	$14	$(5)	2	$14	$(5)
Total as of December 31, 2023	—	$—	$—	71	$1,154	$(19)	71	$1,154	$(19)
Contractual maturities for available-for-sale debt securities with stated maturities as of June 30, 2024 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$814	$814
Due after 1 year but within 5 years	282	278
Due after 5 years but within 10 years	31	31
Due after 10 years	54	46
Total	$1,181	$1,169
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests for the Lending Trust was $12.1 billion and $15.3 billion as of June 30, 2024 and December 31, 2023, respectively, and for the Charge Trust was $4.8 billion and $4.6 billion as of June 30, 2024 and December 31, 2023, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust was $81 million and $66 million as of June 30, 2024 and December 31, 2023, respectively, and for the Charge Trust was nil as of both June 30, 2024 and December 31, 2023. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the six months ended June 30, 2024 and the year ended December 31, 2023, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of June 30, 2024 and December 31, 2023, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2024	2023
U.S.:
Interest-bearing	$132,852	$128,146
Non-interest-bearing (includes Card Member credit balances of: 2024, $428; 2023, $495)	479	557
Non-U.S.:
Interest-bearing	17	12
Non-interest-bearing (includes Card Member credit balances of: 2024, $395; 2023, $426)	398	429
Total customer deposits	$133,746	$129,144
Customer deposits by deposit type as of June 30, 2024 and December 31, 2023 were as follows:

(Millions)	2024	2023
U.S. interest-bearing deposits:
Savings accounts	$101,787	$92,324
Checking accounts	1,617	1,398
Certificates of deposit:
Direct	4,871	5,557
Third-party (brokered)	9,661	12,960
Sweep accounts – Third-party (brokered)	14,916	15,907
Total U.S. interest-bearing deposits	$132,852	$128,146
Other deposits	71	77
Card Member credit balances	823	921
Total customer deposits	$133,746	$129,144
The scheduled maturities of certificates of deposit as of June 30, 2024 were as follows:

(Millions)	2024	2025	2026	2027	2028	After 5 Years	Total
Certificates of deposit (a)	$6,432	$5,549	$1,071	$772	$700	$19	$14,543
(a)Includes $11 million of non-U.S. direct certificates of deposit as of June 30, 2024.
As of June 30, 2024 and December 31, 2023, certificates of deposit in denominations that met or exceeded the insured limit were $1.6 billion and $1.8 billion, respectively.

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
On February 25, 2020, we were named as a defendant in a case filed in the Superior Court of California, Los Angeles County, captioned Laurelwood Cleaners LLC v. American Express Co., et al., in which the plaintiff sought a public injunction in California prohibiting American Express from enforcing its anti-steering and non-discrimination provisions and from requiring merchants “to offer the service of Amex-card acceptance for free.” Following the conclusion of arbitration proceedings, the court dismissed the case with prejudice on June 4, 2024.
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
For those disclosed legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $420 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business and results of operations.

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
A majority of our derivative assets and liabilities as of June 30, 2024 and December 31, 2023 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of June 30, 2024, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of June 30, 2024 and December 31, 2023, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2024 and December 31, 2023:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$57	$99
Net investment hedges - Foreign exchange contracts	174	9	71	455
Total derivatives designated as hedging instruments	174	9	128	554
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	142	71	81	423
Total derivatives, gross	316	80	209	977
Derivative asset and derivative liability netting (b)	(127)	(57)	(127)	(57)
Cash collateral netting (c)	(8)	—	(57)	(106)
Total derivatives, net	$181	$23	$25	$814
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
We posted $300 million and $175 million as of June 30, 2024 and December 31, 2023, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $17.1 billion and $11.7 billion of fixed-rate debt obligations designated in fair value hedging relationships as of June 30, 2024 and December 31, 2023, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and six months ended June 30:

	Gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2024	2023	2024	2023
Fixed-rate long-term debt	$(60)	$15	$73	$(38)
Derivatives designated as hedging instruments	60	(16)	(74)	37
Total	$—	$(1)	$(1)	$(1)
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $17.0 billion and $11.7 billion as of June 30, 2024 and December 31, 2023, respectively, including the cumulative amount of fair value hedging adjustments of $(20) million and $53 million for the respective periods.
We recognized in Interest expense on Long-term debt net increases of $69 million and $44 million for the three months ended June 30, 2024 and 2023, respectively, and a net increases of $132 million and $83 million for the six months ended June 30, 2024 and 2023, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $14.5 billion and $14.1 billion of foreign currency derivatives designated as net investment hedges as of June 30, 2024 and December 31, 2023, respectively. The gain or loss on net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, was a gain of $197 million and a loss of $307 million for the three months ended June 30, 2024 and 2023, respectively, and a gain of $283 million and a loss of $505 million for the six months ended June 30, 2024 and 2023, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for any of the three and the six months ended June 30, 2024 and 2023.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $26.2 billion and $25.3 billion as of June 30, 2024 and December 31, 2023, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $27 million and $25 million for the three months ended June 30, 2024 and 2023, respectively, and net gains of $43 million and $30 million for the six months ended June 30, 2024 and 2023, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
Our embedded derivative related to seller earnout shares granted to us upon the completion of a business combination in the second quarter of 2022 between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital had a notional amount of $78 million as of both June 30, 2024 and December 31, 2023. The changes in the fair value of the embedded derivative resulted in gains of $3 million and $4 million for the three months ended June 30, 2024 and 2023, respectively, and a loss of $1 million and nil for the six months ended June 30, 2024 and 2023, respectively, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of June 30, 2024 and December 31, 2023:

	2024				2023
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$41	$41	$—	$—	$66	$66	$—	$—
Debt securities	1,169	—	1,095	74	2,120	—	2,046	74
Derivatives, gross (a)(b)	316	—	299	17	80	—	62	18
Total Assets	1,526	41	1,394	91	2,266	66	2,108	92
Liabilities:
Derivatives, gross (a)	209	—	209	—	977	—	977	—
Total Liabilities	$209	$—	$209	$—	$977	$—	$977	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2024 and December 31, 2023. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2024 and December 31, 2023, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2024 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$53	$53	$51	$2	$—
Other financial assets (b)	63	63	—	63	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	134	139	—	—	139

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	153	153	—	153	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	15	14	—	14	—
Long-term debt (c)	$52	$51	$—	$51	$—

	Carrying Value	Corresponding Fair Value Amount
2023 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$47	$47	$45	$2	$—
Other financial assets (b)	63	63	—	63	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	128	133	—	—	133

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	143	143	—	143	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	19	18	—	18	—
Long-term debt (c)	$48	$48	$—	$48	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $4.7 billion and $4.6 billion held by a consolidated VIE as of June 30, 2024 and December 31, 2023, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $27.3 billion and $28.6 billion as of June 30, 2024 and December 31, 2023, respectively, and the fair values of Long-term debt were $15.3 billion and $13.3 billion as of June 30, 2024 and December 31, 2023, respectively.
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
The carrying value of equity investments without readily determinable fair values totaled $0.9 billion as of both June 30, 2024 and December 31, 2023, of which investments representing nonrecurring Level 3 fair value measurement were $0.2 million and nil as of June 30, 2024 and December 31, 2023, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded unrealized gains of $67 million and nil for the three months ended June 30, 2024 and 2023, respectively, and $67 million and nil for the six months ended June 30, 2024 and 2023, respectively. Unrealized losses were $11 million and $10 million for the three months ended June 30, 2024 and 2023, respectively, and $11 million and $105 million for the six months ended June 30, 2024 and 2023, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains for equity investments without readily determinable fair values totaled $1.1 billion as of both June 30, 2024 and December 31, 2023, and cumulative unrealized losses were $442 million and $431 million as of June 30, 2024 and December 31, 2023, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both June 30, 2024 and December 31, 2023.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $22 million, respectively, as of June 30, 2024 and $1 billion and $24 million, respectively, as of December 31, 2023, all of which were primarily related to our real estate arrangements and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Changes in Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and six months ended June 30, 2024 and 2023 were as follows:

Three Months Ended June 30, 2024 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of March 31, 2024	$(13)	$(2,658)	$(484)	$(3,155)
Net change	3	(49)	1	(45)
Balances as of June 30, 2024	$(10)	$(2,707)	$(483)	$(3,200)

Six Months Ended June 30, 2024 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2023	$(14)	$(2,571)	$(487)	$(3,072)
Net change	4	(136)	4	(128)
Balances as of June 30, 2024	$(10)	$(2,707)	$(483)	$(3,200)

Three Months Ended June 30, 2023 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of March 31, 2023	$(45)	$(2,594)	$(467)	$(3,106)
Net change	1	25	(4)	22
Balances as of June 30, 2023	$(44)	$(2,569)	$(471)	$(3,084)

Six Months Ended June 30, 2023 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2022	$(64)	$(2,622)	$(524)	$(3,210)
Net change	20	53	53	126
Balances as of June 30, 2023	$(44)	$(2,569)	$(471)	$(3,084)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three and six months ended June 30 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2024	2023	2024	2023
Net unrealized gains on debt securities	$1	$—	$2	$6
Foreign currency translation adjustment, net of hedges	7	(53)	56	(98)
Pension and other postretirement benefits	—	(5)	2	—
Total tax impact	$8	$(58)	$60	$(92)
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, for the three and six months ended June 30, 2024 and 2023 were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2024	2023	2024	2023
Service fees	$385	$373	$827	$739
Foreign currency-related revenue	381	359	739	697
Delinquency fees	235	239	469	472
Travel commissions and fees	157	158	324	293
Other fees and revenues	122	103	213	249
Total Service fees and other revenue	$1,280	$1,232	$2,572	$2,450
The following is a detail of Other expenses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2024	2023	2024	2023
Data processing and equipment	$701	$677	$1,358	$1,337
Professional services	542	467	997	907
Gain on sale of Accertify (a)	(531)	—	(531)	—
Other	326	402	690	864
Total Other expenses	$1,038	$1,546	$2,514	$3,108
(a) Refer to Note 1 for additional information.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate was 20.4 percent and 20.5 percent for the three months ended June 30, 2024 and 2023, respectively, which reflected discrete tax benefits primarily related to the sale of Accertify in the current period and a legal entity restructuring in the prior period. The effective tax rate was 21.4 percent and 18.6 percent for the six months ended June 30, 2024 and 2023, respectively. The increase for the six month period primarily reflected discrete tax benefits in the prior period related to the resolution of certain prior-year tax items.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination by the IRS for the 2017 and 2018 tax years.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $89 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $89 million of unrecognized tax benefits, approximately $70 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Tax Credit Investments
As of June 30, 2024 and 2023, we had $1,577 million and $1,214 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, comprised of Low Income Housing Tax Credit investments and other qualifying investments. We account for such tax credit investments using the Proportional Amortization Method.
The following table presents tax credit investment expenses and associated income tax credits and other income tax benefits for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2024	2023	2024	2023
Proportional amortization recognized in tax provision	$48	$41	$95	$83
Income tax credits and Other income tax benefits (a) recognized in tax provision	56	52	113	104
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Basic and diluted:
Net income	$3,015	$2,174	$5,452	$3,990
Preferred dividends	(15)	(15)	(29)	(29)
Net income available to common shareholders	$3,000	$2,159	$5,423	$3,961
Earnings allocated to participating share awards (a)	(23)	(17)	(41)	(31)
Net income attributable to common shareholders	$2,977	$2,142	$5,382	$3,930
Denominator:(a)
Basic: Weighted-average common stock	716	740	718	741
Add: Weighted-average stock options (b)	1	1	1	1
Diluted	717	741	719	742

Basic EPS	$4.16	$2.89	$7.49	$5.30
Diluted EPS	$4.15	$2.89	$7.48	$5.29
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.1 million and 1.4 million of options for the three months ended June 30, 2024 and 2023, respectively, and 0.1 million and 1.4 million of options for the six months ended June 30, 2024 and 2023, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other:

As of or for the Three Months Ended June 30, 2024 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$5,029	$3,333	$2,548	$1,684	$9	$12,603
Revenue from contracts with customers (b)	3,696	2,922	1,669	1,517	14	9,818
Interest income	3,474	1,051	577	13	679	5,794
Interest expense	771	430	303	(176)	736	2,064
Total revenues net of interest expense	7,732	3,954	2,822	1,873	(48)	16,333
Pretax income (loss)	1,560	905	290	1,537	(502)	3,790
Total assets	$108,224	$58,993	$41,982	$24,446	$38,574	$272,219

For the Six Months Ended June 30, 2024 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$9,795	$6,527	$4,985	$3,339	$(11)	$24,635
Revenue from contracts with customers (b)	7,165	5,717	3,259	3,012	4	19,157
Interest income	6,955	2,056	1,160	30	1,368	11,569
Interest expense	1,519	844	610	(374)	1,471	4,070
Total revenues net of interest expense	15,231	7,739	5,535	3,743	(114)	32,134
Pretax income (loss)	$3,173	$1,783	$542	$2,554	$(1,117)	$6,935

As of or for the Three Months Ended June 30, 2023 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,643	$3,301	$2,349	$1,675	$(19)	$11,949
Revenue from contracts with customers (b)	3,479	2,910	1,528	1,523	(7)	9,433
Interest income	2,934	792	497	14	538	4,775
Interest expense	647	364	261	(174)	572	1,670
Total revenues net of interest expense	6,930	3,729	2,585	1,863	(53)	15,054
Pretax income (loss)	1,250	713	253	963	(445)	2,734
Total assets	$94,944	$54,290	$38,183	$17,024	$40,463	$244,904

For the Six Months Ended June 30, 2023 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$9,002	$6,408	$4,616	$3,271	$(50)	$23,247
Revenue from contracts with customers (b)	6,718	5,641	2,969	2,971	(20)	18,279
Interest income	5,709	1,498	964	28	992	9,191
Interest expense	1,198	685	485	(305)	1,040	3,103
Total revenues net of interest expense	13,513	7,221	5,095	3,604	(98)	29,335
Pretax income (loss)	$2,380	$1,343	$442	$1,848	$(1,112)	$4,901
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
Compared to December 31, 2023, higher market interest rates would have a greater detrimental impact on our net interest income due to an increase in interest rate sensitive liabilities relative to interest rate sensitive assets. As of June 30, 2024 the impacts on net interest income of hypothetical, immediate 100 and 200 basis point changes in market interest rates are presented below. For a description of how we measure the sensitivity of net interest income to interest rate changes, including the key assumptions used, see the “Risk Management ― Interest Rate Risk” section of the 2023 Form 10-K. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.
Sensitivity Analysis of Interest Rate Changes on Annual Net Interest Income

(Millions)	Instantaneous Parallel Rate Shocks as of June 30, 2024 (a)
	+200bps	+100bps	-100bps	-200bps
	$(477)	$(194)	$152	$298
(a)Negative values represent a reduction in net interest income.
Since December 31, 2023, there have been no material changes in our market risk exposures associated with foreign currencies.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)  ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (d)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2024
Repurchase programs(a)	865,533	$237.24	865,533	92,935,929
Employee transactions(b)	50,892	$235.62	N/A	N/A

May 1-31, 2024
Repurchase programs(a)	4,898,538	$237.96	4,898,538	88,037,391
Employee transactions(b)	—	—	N/A	N/A

June 1-30, 2024
Repurchase programs(a)	1,636,206	$231.16	1,636,206	86,401,185
Employee transactions(b)	—	—	N/A	N/A

Total
Repurchase programs(a)	7,400,277	$236.37	7,400,277	86,401,185
Employee transactions(b)	50,892	$235.62	N/A	N/A
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

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
10.1
American Express Company 2016 Incentive Compensation Plan (as amended and restated effective May 6, 2024) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated May 6, 2024 (filed May 8, 2024)).

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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: July 19, 2024	By	/s/ Christophe Y. Le Caillec
Christophe Y. Le Caillec Chief Financial Officer

Date: July 19, 2024	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)