Form 10-Q
period 2024-09-30
AMERICAN EXPRESS CO
filed 2024-10-18
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2024
Common Shares (par value $0.20 per share)	704,444,890	Shares

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
We compete in the global payments industry with card networks, issuers and acquirers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and Automated Clearing House (ACH)), as well as evolving and growing alternative mechanisms, systems and products that leverage new technologies, business models and customer relationships to create payment, financing or banking solutions. The payments industry continues to undergo dynamic changes in response to evolving technologies, consumer habits and merchant needs.
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
We became a Category III bank holding company in the third quarter of 2024 as a result of our total consolidated assets exceeding $250 billion, calculated based on a daily average of total consolidated assets for the four quarters ended June 30, 2024, and thus are subject to heightened capital, liquidity and prudential requirements, which in some cases phase in over applicable transition periods. See “Certain Legislative, Regulatory and Other Developments” for further information.

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended September 30,		Change 2024 vs. 2023		As of or for the Nine Months Ended September 30,		Change 2024 vs. 2023
(Millions, except percentages, per share amounts and where indicated)	2024	2023			2024	2023
Selected Income Statement Data
Total revenues net of interest expense	$16,636	$15,381	$1,255	8%	$48,770	$44,716	$4,054	9%
Provisions for credit losses	1,356	1,233	123	10	3,893	3,486	407	12
Total expenses	12,076	11,048	1,028	9	34,738	33,229	1,509	5
Pretax income	3,204	3,100	104	3	10,139	8,001	2,138	27
Income tax provision	697	649	48	7	2,180	1,560	620	40
Net income	2,507	2,451	56	2	7,959	6,441	1,518	24
Earnings per common share — diluted (a)	$3.49	$3.30	$0.19	6%	$10.97	$8.59	$2.38	28%

Selected Balance Sheet Data
Cash and cash equivalents	$47,918	$43,908	$4,010	9%	$47,918	$43,908	$4,010	9%
Card Member receivables	59,042	58,825	217	—	59,042	58,825	217	—
Card Member loans	134,548	117,978	16,570	14	134,548	117,978	16,570	14
Customer deposits	135,438	124,439	10,999	9	135,438	124,439	10,999	9
Long-term debt	$53,546	$46,447	$7,099	15%	$53,546	$46,447	$7,099	15%

Common Share Statistics (b)
Cash dividends declared per common share	$0.70	$0.60	$0.10	17%	$2.10	$1.80	$0.30	17%
Average common shares outstanding:
Basic	708	732	(24)	(3)%	715	738	(23)	(3)%
Diluted	709	733	(24)	(3)%	716	739	(23)	(3)%

Selected Metrics and Ratios
Network volumes (Billions)	$441.0	$420.2	$21	5%	$1,300.8	$1,245.7	$55	4%
Billed business (Billions)	$387.3	$366.2	$21	6%	$1,142.5	$1,079.8	$63	6%
Card Member loans and receivables
Net write-off rate — principal, interest and fees (c)	2.2%	2.0%			2.3%	1.9%
Net write-off rate — principal only — consumer and small business (c)(d)	1.9%	1.8%			2.1%	1.7%
30+ days past due as a % of total — consumer and small business (e)	1.3%	1.2%			1.3%	1.2%
Effective tax rate	21.8%	20.9%			21.5%	19.5%
Return on average equity (f)	33.9%	36.3%			36.6%	32.8%
Common Equity Tier 1	10.7%	10.7%			10.7%	10.7%
(a)Represents net income, less (i) earnings allocated to participating share awards of $18 million and $19 million for the three months ended September 30, 2024 and 2023, respectively, and $59 million and $50 million for the nine months ended September 30, 2024 and 2023, respectively, and (ii) dividends on preferred shares of $15 million and $14 million for the three months ended September 30, 2024 and 2023, respectively, and $44 million and $43 million for the nine months ended September 30, 2024 and 2023, respectively.
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

Business Performance
Our strong results for the third quarter reflect the momentum and earnings power of our business model and our continued investments for growth. We continued to see stable growth in billings, strong new card acquisitions and excellent credit performance. Net income for the quarter was $2.51 billion, or $3.49 per share, compared with net income of $2.45 billion, or $3.30 per share, a year ago.
Billed business grew by 6 percent year-over-year, consistent with the past few quarters, with both G&S and T&E spend growth at 6 percent. U.S. Consumer Services billed business grew by 6 percent year-over-year, with continued strength in spending by Millennial and Gen-Z Card Members. Commercial Services billed business grew by 1 percent on a year-over-year basis, reflecting continued modest growth from U.S. small and mid-sized enterprise (SME) Card Members. International Card Services billed business grew by 13 percent year-over-year, driven by continued strong growth in spend across all regions and customer types outside the United States.
Total revenues net of interest expense increased 8 percent year-over-year. The growth in billed business drove a 4 percent increase in Discount revenue, our largest revenue line. Net card fee growth accelerated to 18 percent year-over-year, reflecting high levels of new card acquisition and Card Member retention, as well as our cycle of product refreshes. Net interest income increased 16 percent versus the prior year, primarily reflecting growth in our revolving loan balances, and has moderated over the past several quarters.
Total loans and Card Member receivables increased 10 percent year-over-year, with growth continuing to moderate sequentially. Provisions for credit losses increased, primarily driven by higher net write-offs, partially offset by a lower net reserve build compared to last year. Net write-off and delinquency rates remained best-in-class, and relatively in line with prior quarters, supported by our premium global customer base, our strong focus on risk management and disciplined growth strategy.
Card Member rewards, Card Member services and Business development expenses are generally correlated to volumes or are variable based on usage and collectively increased year-over-year primarily due to growth in billed business and premium card accounts, contributing to a higher usage of travel-related benefits. Marketing expense increased 19 percent year-over-year, as we continue to invest at an elevated level in acquiring high spending, high quality customers and other growth initiatives. During the quarter we acquired 3.3 million proprietary new cards. We continue to invest in and enhance our Membership Model of premium payment products, differentiated membership services and partnerships. Operating expenses grew at 5 percent year-over-year, a slower pace than revenue growth, reflecting continued operating expense discipline. These operating expense efficiencies demonstrate the earnings power of our core business that enables us to invest in growth initiatives at elevated levels. We remain focused on driving marketing and operating expense efficiencies over time.
During the third quarter, we maintained our capital ratios within our current target range of 10 to 11 percent and returned $2.4 billion of capital to our shareholders in the form of share repurchases and common stock dividends. We plan to continue to return to shareholders the excess capital we generate while managing our CET1 capital ratio within our target range and supporting balance sheet growth. Our robust capital, funding and liquidity positions provide us with significant flexibility to maintain a strong balance sheet.
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

Results of Operations
The discussions in both “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three and nine months ended September 30, 2024 compared to the same periods in the prior year, as presented in the accompanying tables. Our results for the nine months ended September 30, 2024 reflect the sale of Accertify Inc. (Accertify), which closed on May 1, 2024, and resulted in a gain of $531 million ($479 million after tax; $0.66 per share).
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended September 30,		Change 2024 vs. 2023		Nine Months Ended September 30,		Change 2024 vs. 2023
(Millions, except percentages)	2024	2023			2024	2023
Discount revenue	$8,780	$8,408	$372	4%	$26,015	$24,836	$1,179	5%
Net card fees	2,170	1,846	324	18	6,204	5,348	856	16
Service fees and other revenue	1,267	1,261	6	—	3,839	3,711	128	3
Processed revenue	413	424	(11)	(3)	1,207	1,291	(84)	(7)
Total non-interest revenues	12,630	11,939	691	6	37,265	35,186	2,079	6
Total interest income	6,149	5,240	909	17	17,718	14,431	3,287	23
Total interest expense	2,143	1,798	345	19	6,213	4,901	1,312	27
Net interest income	4,006	3,442	564	16	11,505	9,530	1,975	21
Total revenues net of interest expense	$16,636	$15,381	$1,255	8%	$48,770	$44,716	$4,054	9%
Total Revenues Net of Interest Expense
Discount revenue increased for both the three and nine month periods, primarily driven by increases in billed business of 6 percent for both periods. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased for both the three and nine month periods, primarily driven by growth in our premium card portfolios. See Table 5 for more details on proprietary new card acquisitions, proprietary cards-in-force and average fee per card.
Service fees and other revenue was relatively flat for the three month period and increased for the nine month period, primarily driven by higher foreign exchange related revenues associated with Card Member cross-currency spending, higher merchant service fees and lower losses on equity method investments, partially offset by Accertify revenues included in the prior year and, in the three month period, lower travel commissions and fees from our consumer travel business.
Processed revenue decreased for both the three and nine month periods, and was relatively flat for both periods on an FX-adjusted basis.1 See Tables 5 and 6 for more details on processed volume performance.
Interest income increased for both the three and nine month periods, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased for both the three and nine month periods, primarily driven by growth in customer deposits and long-term debt as well as higher interest rates.
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

Table 3: Provisions for Credit Losses Summary

	Three Months Ended September 30,		Change 2024 vs. 2023		Nine Months Ended September 30,		Change 2024 vs. 2023
(Millions, except percentages)	2024	2023			2024	2023
Card Member loans
Net write-offs	$853	$639	$214	33%	$2,621	$1,722	$899	52%
Reserve build (release) (a)	261	343	(82)	(24)	477	969	(492)	(51)
Total	1,114	982	132	13	3,098	2,691	407	15
Card Member receivables
Net write-offs	187	241	(54)	(22)	609	714	(105)	(15)
Reserve (release) build (a)	(17)	(35)	18	51	(17)	(56)	39	70
Total	170	206	(36)	(17)	592	658	(66)	(10)
Other
Net write-offs - Other loans	46	29	17	59	134	73	61	84
Net write-offs - Other receivables	6	3	3	#	16	10	6	60
Reserve build (release) - Other loans (a)	14	10	4	40	28	49	(21)	(43)
Reserve build (release) - Other receivables (a)	6	3	3	#	25	5	20	#
Total	72	45	27	60	203	137	66	48
Total provisions for credit losses	$1,356	$1,233	$123	10%	$3,893	$3,486	$407	12%
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
Provisions for Credit Losses
Card Member loans provision for credit losses increased for both the three and nine month periods, primarily due to higher net write-offs, partially offset by lower reserve builds in the current periods. The reserve builds in the current periods were primarily driven by increases in loans outstanding. The reserve builds in the prior periods were primarily driven by increases in loans outstanding and higher delinquencies.
Card Member receivables provision for credit losses decreased for both the three and nine month periods, primarily due to lower net write-offs, partially offset by lower reserve releases in the current periods. The reserve releases in the current periods were primarily driven by decreases in receivables outstanding. The reserve releases in the prior periods were primarily driven by lower delinquencies.
Other provision for credit losses increased for both the three and nine month periods, primarily due to higher net write-offs and, for the three month period, a higher reserve build in the current period. The reserve builds in the current periods were primarily driven by increases in non-card loans outstanding and, for the nine month period, a reserve related to amounts due from a merchant in bankruptcy. The reserve builds in the prior periods were primarily driven by increases in non-card loans outstanding.

Table 4: Expenses Summary

	Three Months Ended September 30,		Change 2024 vs. 2023		Nine Months Ended September 30,		Change 2024 vs. 2023
(Millions, except percentages)	2024	2023			2024	2023
Card Member rewards	$4,168	$3,794	$374	10%	$12,169	$11,516	$653	6%
Business development	1,430	1,393	37	3	4,249	4,174	75	2
Card Member services	1,179	973	206	21	3,504	2,905	599	21
Marketing	1,470	1,236	234	19	4,426	3,985	441	11
Salaries and employee benefits	2,049	2,047	2	—	6,096	5,936	160	3
Other, net	1,780	1,605	175	11	4,294	4,713	(419)	(9)
Total expenses	$12,076	$11,048	$1,028	9%	$34,738	$33,229	$1,509	5%
Expenses
Card Member rewards expense increased for both the three and nine month periods, driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $261 million and $281 million, and cobrand rewards expense of $112 million and $371 million for the three and nine month periods, respectively, all of which were primarily driven by higher billed business. The increase in Membership Rewards expense in the three month period was also driven by an increase in the Ultimate Redemption Rate (URR), partially offset in the nine month period by lower redemption costs.
The Membership Rewards URR for current program participants was 96 percent (rounded down) at both September 30, 2024 and 2023.
Business development expense increased for both the three and nine month periods, primarily due to increased partner payments driven by higher network volumes, partially offset by lower client incentives. The increase in the nine month period was also partially offset by a prior-year charge related to revenue allocated to a joint venture partner.
Card Member services expense increased for both the three and nine month periods, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased for both the three and nine month periods, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits expense was relatively flat for the three month period and increased for the nine month period. The increase in the nine month period was primarily driven by restructuring costs, higher incentive compensation and an increase in the value of deferred compensation liabilities.
Other expenses increased for the three month period and decreased for the nine month period. The increase in the three month period was primarily driven by an increase in legal reserves and higher professional service costs, partially offset by foreign exchange-related gains and the release of a reserve associated with a merchant exposure for Card Member purchases. The decrease in the nine month period was also driven by the gain recognized on the sale of Accertify and net gains on Amex Ventures investments.

Income Taxes
The effective tax rate was 21.8 percent and 20.9 percent for the three months ended September 30, 2024 and 2023, respectively, and 21.5 percent and 19.5 percent for the nine months ended September 30, 2024 and 2023, respectively. The higher effective tax rates for the three and nine month periods primarily reflected discrete tax benefits in the prior periods.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2024 vs. 2023	As of or for the Nine Months Ended September 30,		Change 2024 vs. 2023
	2024	2023		2024	2023
Network volumes (billions)	$441.0	$420.2	5%	$1,300.8	$1,245.7	4%
Billed business	$387.3	$366.2	6	$1,142.5	$1,079.8	6
Processed volumes	$53.7	$54.0	(1)	$158.3	$165.9	(5)
Cards-in-force (millions)	145.5	138.2	5	145.5	138.2	5
Proprietary cards-in-force	82.9	79.6	4	82.9	79.6	4
Basic cards-in-force (millions)	122.4	115.9	6	122.4	115.9	6
Proprietary basic cards-in-force	63.7	61.2	4	63.7	61.2	4
Proprietary new cards acquired (millions)	3.3	2.9	14	10.0	9.4	6
Average proprietary basic Card Member spending (dollars)	$6,110	$6,000	2	$18,224	$17,879	2
Average fee per card (dollars) (a)	$105	$93	13%	$101	$91	11%
Discount revenue as a % of Billed business	2.27%	2.30%		2.28%	2.30%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
Table 6: Network Volumes-Related Statistical Information

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Network volumes	5%	5%	4%	5%
Total billed business	6	6	6	6
U.S. Consumer Services	6		7
Commercial Services	1	1	1	2
International Card Services	13	13	12	13
Processed volumes	(1)	1	(5)	(1)

Merchant industry billed business metrics
G&S spend (73% and 72% of billed business for the three and nine months ended September 30, 2024, respectively)	6	6	6	6
T&E spend (27% and 28% of billed business for the three and nine months ended September 30, 2024, respectively)	6	6	7	7
Airline spend (6% and 7% of billed business for the three and nine months ended September 30, 2024, respectively)	6%	6%	6%	7%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2024 vs. 2023	As of or for the Nine Months Ended September 30,		Change 2024 vs. 2023
(Millions, except percentages)	2024	2023		2024	2023
Card Member loans and receivables:
Net write-off rate — principal, interest and fees (a)	2.2%	2.0%		2.3%	1.9%
Net write-off rate — principal only — consumer and small business (a)(b)	1.9%	1.8%		2.1%	1.7%
30+ days past due as a % of total — consumer and small business (c)	1.3%	1.2%		1.3%	1.2%

Card Member loans:
Card Member loans	$134,548	$117,978	14%	$134,548	$117,978	14%
Credit loss reserves:
Beginning balance	$5,321	$4,390	21	$5,118	$3,747	37
Provisions — principal, interest and fees	1,114	982	13	3,098	2,691	15
Net write-offs — principal less recoveries	(701)	(525)	34	(2,159)	(1,412)	53
Net write-offs — interest and fees less recoveries	(152)	(114)	33	(462)	(310)	49
Other (d)	6	(12)	#	(7)	5	#
Ending balance	$5,588	$4,721	18	$5,588	$4,721	18
% of loans	4.2%	4.0%		4.2%	4.0%
% of past due	297%	316%		297%	316%
Average loans	$132,956	$116,626	14	$128,652	$112,350	15
Net write-off rate — principal, interest and fees (a)	2.6%	2.2%		2.7%	2.0%
Net write-off rate — principal only (a)	2.1%	1.8%		2.2%	1.7%
30+ days past due as a % of total	1.4%	1.3%		1.4%	1.3%

Card Member receivables:
Card Member receivables	$59,042	$58,825	—	$59,042	$58,825	—
Credit loss reserves:
Beginning balance	$171	$210	(19)	$174	$229	(24)
Provisions — principal and fees	170	206	(17)	592	658	(10)
Net write-offs — principal and fees less recoveries	(187)	(241)	(22)	(609)	(714)	(15)
Other (d)	2	(1)	#	(1)	1	#
Ending balance	$156	$174	(10)%	$156	$174	(10)%
% of receivables	0.3%	0.3%		0.3%	0.3%
Net write-off rate — principal and fees (a)	1.3%	1.7%		1.4%	1.7%
Net write-off rate — principal only — consumer and small business (a)(b)	1.4%	1.9%		1.6%	1.9%
30+ days past due as a % of total — consumer and small business (c)	0.9%	1.1%		0.9%	1.1%
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
(d)Other includes foreign currency translation adjustments.

Table 8: Net Interest Yield on Average Card Member Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except percentages)	2024	2023	2024	2023
Net interest income	$4,006	$3,442	$11,505	$9,530
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	940	770	2,734	2,122
Interest income not attributable to our Card Member loan portfolio (b)	(940)	(767)	(2,776)	(2,072)
Adjusted net interest income (c)	$4,006	$3,445	$11,463	$9,580
Average Card Member loans	$132,956	$116,626	$128,652	$112,350
Net interest income divided by average Card Member loans (c)	12.0%	11.7%	11.9%	11.3%
Net interest yield on average Card Member loans (c)	12.0%	11.7%	11.9%	11.4%
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

Business Segment Results of Operations
U.S. Consumer Services
Table 9: USCS Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Revenues
Non-interest revenues	$5,028	$4,680	$348	7%	$14,823	$13,682	$1,141	8%
Interest income	3,722	3,228	494	15	10,677	8,937	1,740	19
Interest expense	806	700	106	15	2,325	1,898	427	22
Net interest income	2,916	2,528	388	15	8,352	7,039	1,313	19
Total revenues net of interest expense	7,944	7,208	736	10	23,175	20,721	2,454	12
Provisions for credit losses	812	752	60	8	2,245	1,995	250	13
Total revenues net of interest expense after provisions for credit losses	7,132	6,456	676	10	20,930	18,726	2,204	12
Expenses
Card Member rewards, business development, Card Member services and marketing	4,325	3,804	521	14	12,751	11,582	1,169	10
Salaries and employee benefits and other operating expenses	1,148	1,068	80	7	3,347	3,180	167	5
Total expenses	5,473	4,872	601	12	16,098	14,762	1,336	9
Pretax segment income	$1,659	$1,584	$75	5%	$4,832	$3,964	$868	22%
U.S. Consumer Services (USCS) issues a wide range of proprietary consumer cards and provides services to U.S. consumers, including travel and lifestyle services as well as banking and non-card financing products. USCS also manages our dining platform that provides digital tools for restaurants and reservation booking for diners.
Total Revenues Net of Interest Expense
Non-interest revenues increased for both the three and nine month periods, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 5 percent and 6 percent for the three and nine month periods, respectively, primarily driven by increases in U.S. consumer billed business. See Tables 5, 6 and 10 for more details on billed business performance.
Net card fees increased 19 percent and 17 percent for the three and nine month periods, respectively, primarily driven by growth in our premium card portfolios.
Service fees and other revenue decreased 4 percent for the three month period and increased 6 percent for the nine month period. The decrease in the three month period was primarily driven by lower travel commissions and fees from our consumer travel business. The increase in the nine month period was primarily driven by revenue from the sale of reward points and higher delinquency fees.
Interest income increased for both the three and nine month periods, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased for both the three and nine month periods, primarily driven by a higher cost of funds due to segment net asset growth and higher interest rates.

Provisions for Credit Losses
Card Member loans provision for credit losses increased for both the three and nine month periods, primarily due to higher net write-offs, partially offset by lower reserve builds in the current periods. The reserve builds in the current periods were primarily driven by increases in loans outstanding. The reserve builds in the prior periods were primarily driven by increases in loans outstanding and higher delinquencies.
Card Member receivables provision for credit losses decreased for the three month period, primarily due to a reserve release in the current period, versus a reserve build in the prior period, and lower net-write offs. Card Member receivables provision for credit losses for the current nine month period remained consistent with the prior period, with net write-offs and a reserve release in the current period largely in line with the prior period. The reserve releases in the current periods were primarily driven by decreases in receivables outstanding and, for the nine month period, lower delinquencies. The reserve build in the prior three month period was primarily driven by higher delinquencies. The reserve release in the prior nine month period was primarily driven by lower delinquencies.
Expenses
Total expenses increased for both the three and nine month periods. The increase in the three month period was primarily driven by higher Card Member rewards, Marketing and Card Member services expenses. The increase in the nine month period was primarily driven by higher Card Member services, Card Member rewards and Business development expenses.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by higher billed business. The increase in the three month period was also driven by an increase in the Membership Rewards URR, partially offset in the nine month period by lower redemption costs.
Business development expense increased for both the three and nine month periods, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased for both the three and nine month periods, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased for both the three and nine month periods, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other expenses increased for both the three and nine month periods, primarily due to an increase in allocated service costs.

Table 10: USCS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2024 vs. 2023	As of or for the Nine Months Ended September 30,		Change 2024 vs. 2023
(Millions, except percentages and where indicated)	2024	2023		2024	2023
Billed business (billions)	$162.3	$153.5	6%	$480.8	$451.1	7%
Proprietary cards-in-force	45.7	43.4	5	45.7	43.4	5
Proprietary basic cards-in-force	32.1	30.4	6	32.1	30.4	6
Average proprietary basic Card Member spending (dollars)	$5,091	$5,062	1	$15,313	$15,072	2
Total segment assets	$106,201	$98,218	8	$106,201	$98,218	8
Card Member loans:
Total loans	$86,752	$77,718	12	$86,752	$77,718	12
Average loans	$86,223	$77,080	12	$83,847	$74,418	13
Net write-off rate — principal, interest and fees (a)	2.6%	2.2%		2.8%	2.0%
Net write-off rate — principal only (a)	2.1%	1.7%		2.2%	1.6%
30+ days past due as a % of total	1.4%	1.3%		1.4%	1.3%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$2,916	$2,528		$8,352	$7,039
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	45	41		125	121
Interest income not attributable to our Card Member loan portfolio (c)	(143)	(101)		(397)	(274)
Adjusted net interest income (d)	$2,818	$2,468		$8,080	$6,886
Average Card Member loans	$86,223	$77,080		$83,847	$74,418
Net interest income divided by average Card Member loans (d)	13.5%	13.0%		13.3%	12.6%
Net interest yield on average Card Member loans (d)	13.0%	12.7%		12.9%	12.4%
Card Member receivables:
Total receivables	$13,168	$13,211	—%	$13,168	$13,211	—%
Net write-off rate — principal and fees (a)	1.2%	1.3%		1.3%	1.3%
Net write-off rate — principal only (a)	1.1%	1.2%		1.2%	1.2%
30+ days past due as a % of total	0.7%	0.9%		0.7%	0.9%
(a)Refer to Table 7 footnote (a).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).

Commercial Services
Table 11: CS Selected Income Statement Data

	Three Months Ended September 30,		Change 2024 vs. 2023		Nine Months Ended September 30,		Change 2024 vs. 2023
(Millions, except percentages)	2024	2023			2024	2023
Revenues
Non-interest revenues	$3,304	$3,257	$47	1%	$9,831	$9,665	$166	2%
Interest income	1,142	881	261	30	3,198	2,379	819	34
Interest expense	448	391	57	15	1,292	1,076	216	20
Net interest income	694	490	204	42	1,906	1,303	603	46
Total revenues net of interest expense	3,998	3,747	251	7	11,737	10,968	769	7
Provisions for credit losses	374	323	51	16	1,078	945	133	14
Total revenues net of interest expense after provisions for credit losses	3,624	3,424	200	6	10,659	10,023	636	6
Expenses
Card Member rewards, business development, Card Member services and marketing	1,935	1,818	117	6	5,712	5,567	145	3
Salaries and employee benefits and other operating expenses	781	754	27	4	2,256	2,261	(5)	—
Total expenses	2,716	2,572	144	6	7,968	7,828	140	2
Pretax segment income	$908	$852	$56	7%	$2,691	$2,195	$496	23%
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
Discount revenue increased 1 percent for both the three and nine month periods, primarily driven by increases in commercial billed business. See Tables 5, 6 and 12 for more details on billed business performance.
Net card fees increased 12 percent for both the three and nine month periods, primarily driven by growth in our premium card portfolios.
Service fees and other revenue decreased 13 percent and 5 percent for the three and nine month periods, respectively, primarily driven by lower travel commissions and fees.
Interest income increased for both the three and nine month periods, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased for both the three and nine month periods, primarily driven by a higher cost of funds due to segment net asset growth and higher interest rates.

Provisions for Credit Losses
Card Member loans provision for credit losses increased for both the three and nine month periods, primarily due to higher net write-offs, partially offset by lower reserve builds in the current periods. The reserve builds in the current periods were primarily driven by increases in loans outstanding. The reserve builds in the prior periods were primarily driven by increases in loans outstanding and higher delinquencies.
Card Member receivables provision for credit losses for the current three month period remained relatively flat to the prior period, as lower net write-offs in the current period were largely offset by a reserve release in the prior period. Card Member receivables provision for credit losses decreased for the nine month period, primarily due to lower net write-offs, partially offset by a reserve release in the prior period. The reserve releases in the prior periods were driven by lower delinquencies and decreases in receivables outstanding.
Expenses
Total expenses increased for both the three and nine month periods. The increase in the three month period was primarily driven by Card Member rewards and Marketing expenses. The increase in the nine month period was primarily driven by Marketing and Card Member services expenses, partially offset by a decrease in Business development expense.
Card Member rewards expense increased for the three month period and was relatively flat for the nine month period, primarily driven by higher billed business and an increase in the Membership Rewards URR, offset in the nine month period by a benefit from enhancements to the U.S. Membership Rewards URR model and lower redemption costs.
Business development expense decreased for both the three and nine month periods, primarily due to lower client incentives, partially offset by increased partner payments due to higher billed business.
Card Member services expense increased for both the three and nine month periods, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased for both the three and nine month periods, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other expenses increased for the three month period and were relatively flat for the nine month period. The increase in the three month period was primarily driven by an increase in allocated service costs and higher compensation costs.

Table 12: CS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2024 vs 2023	As of or for the Nine Months Ended September 30,		Change 2024 vs 2023
(Millions, except percentages and where indicated)	2024	2023		2024	2023
Billed business (billions)	$131.0	$129.5	1%	$390.4	$384.7	1%
Proprietary cards-in-force	15.5	15.4	1	15.5	15.4	1
Average Card Member spending (dollars)	$8,474	$8,434	—	$25,319	$25,234	—
Total segment assets	$59,716	$56,585	6	$59,716	$56,585	6
Card Member loans:
Total loans	$29,869	$25,150	19	$29,869	$25,150	19
Average loans	$29,428	$24,415	21	$27,979	$23,312	20
Net write-off rate — principal, interest and fees (a)	2.6%	2.0%		2.7%	1.8%
Net write-off rate — principal only (a)	2.2%	1.8%		2.3%	1.5%
30+ days past due as a % of total	1.5%	1.2%		1.5%	1.2%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$694	$490		$1,906	$1,303
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	193	185		567	525
Interest income not attributable to our Card Member loan portfolio (c)	(84)	(55)		(239)	(139)
Adjusted net interest income (d)	$803	$620		$2,234	$1,689
Average Card Member loans	$29,428	$24,415		$27,979	$23,312
Net interest income divided by average Card Member loans (d)	9.4%	8.0%		9.1%	7.5%
Net interest yield on average Card Member loans (d)	10.9%	10.1%		10.7%	9.7%
Card Member receivables:
Total receivables	$26,341	$28,280	(7)%	$26,341	$28,280	(7)%
Net write-off rate — principal and fees (e)	1.3%	1.5%		1.4%	1.5%
Net write-off rate — principal only (a) — small business	1.8%	2.1%		2.0%	2.1%
30+ days past due as a % of total — small business	1.2%	1.4%		1.2%	1.4%
90+ days past billing as a % of total (e) — corporate	0.4%	0.4%		0.4%	0.4%
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

International Card Services
Table 13: ICS Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Revenues
Non-interest revenues	$2,659	$2,390	$269	11%	$7,644	$7,006	$638	9%
Interest income	588	538	50	9	1,748	1,502	246	16
Interest expense	311	285	26	9	921	770	151	20
Net interest income	277	253	24	9	827	732	95	13
Total revenues net of interest expense	2,936	2,643	293	11	8,471	7,738	733	9
Provisions for credit losses	158	154	4	3	532	533	(1)	—
Total revenues net of interest expense after provisions for credit losses	2,778	2,489	289	12	7,939	7,205	734	10
Expenses
Card Member rewards, business development, Card Member services and marketing	1,583	1,376	207	15	4,730	4,181	549	13
Salaries and employee benefits and other operating expenses	740	726	14	2	2,212	2,195	17	1
Total expenses	2,323	2,102	221	11	6,942	6,376	566	9
Pretax segment income	$455	$387	$68	18%	$997	$829	$168	20%
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
Discount revenue increased 12 percent and 11 percent for the three and nine month periods, respectively, primarily reflecting increases in billed business. See Tables 5, 6 and 14 for more details on billed business performance.
Net card fees increased 18 percent and 16 percent for the three and nine month periods, respectively (20 percent and 19 percent, respectively, on an FX-adjusted basis), primarily driven by growth in our premium card portfolios.2
Service fees and other revenue increased 4 percent and 1 percent for the three and nine month periods, respectively, primarily driven by higher foreign exchange related revenues associated with Card Member cross-currency spending and higher loyalty coalition-related fees, partially offset by lower delinquency fees. The increase in the nine month period was also partially offset by a benefit in the prior year related to a portion of the revenue allocated to a joint venture partner as described in Business development expense below.
Interest income increased for both the three and nine month periods, primarily driven by growth in revolving loan balances.
Interest expense increased for both the three and nine month periods, primarily driven by a higher cost of funds due to segment net asset growth and higher interest rates.
2 Refer to footnote 1 on page 4 for details regarding foreign currency adjusted information.

Provisions for Credit Losses
Provisions for credit losses for both the three and nine month periods remained relatively flat to the prior year periods, as increases in Card Member loans provision for credit losses were offset by decreases in Card Member receivables provision for credit losses.
Expenses
Total expenses increased for both the three and nine month periods, primarily driven by higher Card Member rewards and Card Member services expenses.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by higher billed business, partially offset by lower redemption costs.
Business development expense increased for the three month period and decreased for the nine month period. Both periods reflect increases in partner payments driven by higher billed business, which was partially offset in the three month period by lower client incentives and more than offset in the nine month period by a prior-year charge related to revenue allocated to a joint venture partner.
Card Member services expense increased for both the three and nine month periods, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased for both the three and nine month periods, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other expenses were relatively flat for both the three and nine month periods. Both periods reflect increases in allocated service costs, non-income tax reserves and higher data processing costs, offset by a one-time fee from a partner. The nine month period was also offset by a decrease in compensation costs.

Table 14: ICS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2024 vs. 2023	As of or for the Nine Months Ended September 30,		Change 2024 vs. 2023
(Millions, except percentages and where indicated)	2024	2023		2024	2023
Billed business (billions)	$93.6	$82.7	13%	$269.2	$241.4	12%
Proprietary cards-in-force	21.7	20.8	4	21.7	20.8	4
Proprietary basic cards-in-force	16.2	15.4	5	16.2	15.4	5
Average proprietary basic Card Member spending (dollars)	$5,829	$5,382	8	$16,956	$15,861	7
Total segment assets	$43,073	$38,553	12	$43,073	$38,553	12
Card Member loans — consumer and small business:
Total loans	$17,927	$15,110	19	$17,927	$15,110	19
Average loans	$17,305	$15,131	14	$16,826	$14,620	15
Net write-off rate — principal, interest and fees (a)	2.4%	2.6%		2.5%	2.5%
Net write-off rate — principal only (a)	2.0%	2.1%		2.1%	2.1%
30+ days past due as a % of total	1.2%	1.4%		1.2%	1.4%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$277	$253		$827	$732
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	122	121		366	319
Interest income not attributable to our Card Member loan portfolio (c)	(14)	(17)		(44)	(46)
Adjusted net interest income (d)	$385	$357		$1,149	$1,005
Average Card Member loans	$17,305	$15,131		$16,826	$14,620
Net interest income divided by average Card Member loans (d)	6.4%	6.6%		6.6%	6.7%
Net interest yield on average Card Member loans (d)	8.8%	9.4%		9.1%	9.2%
Card Member receivables:
Total receivables	$19,533	$17,334	13%	$19,533	$17,334	13%
Net write-off rate — principal and fees (e)	1.3%	2.2%		1.5%	2.2%
Net write-off rate — principal only (a) — consumer and small business	1.4%	2.4%		1.6%	2.4%
30+ days past due as a % of total — consumer and small business	0.9%	1.1%		0.9%	1.1%
90+ days past billing as a % of total (e) — corporate	0.4%	0.6%		0.4%	0.6%
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

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended September 30,		Change 2024 vs. 2023		Nine Months Ended September 30,		Change 2024 vs. 2023
(Millions, except percentages and where indicated)	2024	2023			2024	2023
Revenues
Non-interest revenues	$1,667	$1,656	$11	1%	$5,006	$4,927	$79	2%
Interest income	11	14	(3)	(21)	41	42	(1)	(2)
Interest expense	(169)	(181)	12	7	(543)	(486)	(57)	(12)
Net interest income	180	195	(15)	(8)	584	528	56	11
Total revenues net of interest expense	1,847	1,851	(4)	—	5,590	5,455	135	2
Provisions for credit losses	10	6	4	67	36	13	23	#
Total revenues net of interest expense after provisions for credit losses	1,837	1,845	(8)	—	5,554	5,442	112	2
Expenses
Business development, Card Member services and marketing	381	390	(9)	(2)	1,107	1,198	(91)	(8)
Salaries and employee benefits and other operating expenses	465	469	(4)	(1)	902	1,410	(508)	(36)
Total expenses	846	859	(13)	(2)	2,009	2,608	(599)	(23)
Pretax segment income	991	986	5	1	3,545	2,834	711	25
Network volumes (billions)	441.0	420.2	$21	5	1,300.8	1,245.7	$55	4
Total segment assets	$17,739	$20,764		(15)%	$17,739	$20,764		(15)%
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
Total Revenues Net of Interest Expense
Non-interest revenues increased for both the three and nine month periods, primarily driven by higher Discount revenue, partially offset in the three month period by lower Service fees and other revenue and in the three and nine month periods by lower Processed revenue.
Discount revenue increased 3 percent for both the three and nine month periods, primarily driven by increases in billed business, partially offset by lower average merchant discount rates. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue decreased 4 percent for the three month period and increased 4 percent for the nine month period. The decrease in the three month period was primarily driven by Accertify revenues included in the prior year, partially offset by foreign exchange related revenues associated with Card Member cross-currency spending. The increase in the nine month period was primarily driven by higher merchant service fees and foreign exchange related revenues associated with Card Member cross-currency spending, partially offset by Accertify revenues included in the prior year.
Processed revenue decreased 1 percent and 4 percent for the three and nine month periods, respectively, and increased 3 percent and 2 percent, respectively, on an FX-adjusted basis.3
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income decreased for the three month period and increased for the nine month period. The decrease for the three month period was primarily due to lower interest expense credits, primarily driven by lower liabilities. The increase for the nine month period was primarily due to higher interest expense credits, primarily driven by increases in average merchant payables and higher interest rates.
3 Refer to footnote 1 on page 4 for details regarding foreign currency adjusted information.

Provisions for Credit Losses
Other provision for credit losses increased for both the three and nine month periods, primarily due to higher reserve builds in the current periods driven by a reserve related to amounts due from a merchant in bankruptcy.
Expenses
Total expenses decreased for both the three and nine month periods. The decrease in the three month period was primarily driven by lower Business development expense, partially offset by higher Marketing expense. The decrease in the nine month period was primarily driven by lower Operating expenses.
Business development expense decreased for both the three and nine month periods, primarily due to decreased partner payments driven by lower volumes from certain network issuing partners.
Marketing expense increased for the three month period and decreased for the nine month period. Both periods reflect the levels of spending on merchant engagement and other growth initiatives compared to the prior year periods.
Salaries and employee benefits and other expenses decreased for both the three and nine month periods. The decrease in the three month period was primarily driven by the release of a reserve associated with a merchant exposure for Card Member purchases. The decrease in the nine month period was primarily driven by the gain recognized on the sale of Accertify included in the Other, net component of operating expenses. The decreases in both periods were partially offset by increases in allocated service costs and higher compensation costs.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $809 million and $709 million for the three months ended September 30, 2024 and 2023, respectively, and $1.9 billion and $1.8 billion for the nine months ended September 30, 2024 and 2023, respectively. The increases in pretax loss for both periods were primarily driven by increases in legal reserves and the value of deferred compensation liabilities, partially offset for the three month period by a lower incentive compensation accrual and, for the nine month period, by net gains on Amex Ventures investments.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of AENB, as of September 30, 2024:
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of September 30, 2024
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.7%
American Express National Bank		11.6
Tier 1	8.5%
American Express Company		11.4
American Express National Bank		11.6
Total	10.5%
American Express Company		13.4
American Express National Bank		13.2
Tier 1 Leverage	4.0%
American Express Company		9.8
American Express National Bank		9.1%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company’s regulatory risk-based capital and risk-weighted assets as of September 30, 2024:
Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	September 30, 2024
Risk-Based Capital
Common Equity Tier 1	$24.6
Tier 1 Capital	26.2
Tier 2 Capital	4.6
Total Capital	30.8

Risk-Weighted Assets	229.9
Average Total Assets to calculate the Tier 1 Leverage Ratio	$267.6
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
We participated in the Federal Reserve’s supervisory stress tests in 2024. We submitted our annual capital plan to the Federal Reserve in April 2024. On August 28, 2024, the Federal Reserve confirmed our SCB of 2.5 percent, which resulted in a minimum CET1 ratio of 7 percent, effective from October 1, 2024 to September 30, 2025.
As discussed above, we became a Category III firm in the third quarter of 2024 and thus are subject to a CET1 countercyclical capital buffer requirement (if enacted by the Federal Reserve) and a minimum supplementary leverage ratio, among other requirements, subject to applicable transition periods. See the “Supervision and Regulation — Capital and Liquidity Regulation” section of the 2023 Form 10-K for more information.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three and nine months ended September 30, 2024, we returned $2.4 billion and $6.3 billion, respectively, to our shareholders in the form of share repurchases of $1.9 billion and $4.8 billion, respectively, and common stock dividends of $0.5 billion and $1.5 billion, respectively. We repurchased 7.7 million common shares at an average price of $245.30 in the third quarter of 2024.
In addition, during the three and nine months ended September 30, 2024, we paid $15 million and $44 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.
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

Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of September 30, 2024 and December 31, 2023:
Table 18: Summary of Customer Deposits and Consolidated Debt

(Billions)	September 30, 2024	December 31, 2023
Customer deposits	$135.4	$129.1
Short-term borrowings	1.5	1.3
Long-term debt	53.5	47.9
Total customer deposits and debt	$190.4	$178.3
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Our funding needs are driven by, among other factors, maturing obligations, our liquidity position and the pace of growth in our loans and receivables balances. Actual funding activities can vary due to various factors, such as future business growth, the impact of global economic, political and other events on market capacity and funding needs, demand for securities offered by us, regulatory changes, ability to securitize and sell loans and receivables, and the performance of loans and receivables previously sold in securitization transactions. Many of these factors are beyond our control.
We issued $12.1 billion of debt during the nine months ended September 30, 2024, consisting of $8.9 billion of unsecured debt and $3.2 billion of asset-backed securities. The following table presents our debt issuances for the three months ended September 30, 2024:
Table 19: Debt Issuances

(Billions)	Three Months Ended September 30, 2024
American Express Company:
Floating Rate Senior Notes (compounded SOFR(a) plus 93 basis points)	$0.5
Fixed-to-Floating Rate Senior Notes (weighted-average coupon of 5.18% during the fixed rate period and compounded SOFR(a) plus weighted-average spread of 122 basis points during the floating rate period)	2.9
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 4.65%)	$1.2
Total	$4.6
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

Deposit Programs
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per depositor, per ownership category through the FDIC; as of September 30, 2024, approximately 92 percent of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. The direct deposit program offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account, certificates of deposit (CDs), business checking and consumer rewards checking account products available directly to customers. As of September 30, 2024, our direct deposit program had approximately 3.1 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives. CDs carry stated maturities while high-yield savings account, checking account and third-party sweep deposit products do not. We manage the duration of our maturing obligations, including CDs, to reduce concentration and refinancing risk.
As of September 30, 2024 and December 31, 2023, we had $135.4 billion and $129.1 billion, respectively, in deposits. Refer to Note 6 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.
The following tables set forth the average interest rates we paid on different types of deposits during the three and nine months ended September 30, 2024 and 2023. Changes in the average interest rates we paid on our deposits for both periods compared to the prior year were primarily due to the impact of higher market interest rates offered for deposits.
Table 21: Average Interest Rates Paid on Deposits

	Three Months Ended September 30,
	2024			2023
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings accounts	$103,602	$1,089	4.2%	$86,598	$889	4.1%
Checking accounts	1,731	6	1.4	1,246	4	1.2
Certificates of deposit:
Direct	4,831	52	4.3	4,748	45	3.7
Third-party (brokered)	7,899	83	4.2	13,834	132	3.8
Sweep accounts — Third-party (brokered)	15,194	215	5.6	15,694	218	5.5
Total U.S. interest-bearing deposits	$133,257	$1,445	4.3%	$122,120	$1,288	4.2%

	Nine Months Ended September 30,
	2024			2023
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings accounts	$99,855	$3,154	4.2%	$83,052	$2,354	3.8%
Checking accounts	1,577	16	1.4	1,135	12	1.4
Certificates of deposit:
Direct	5,114	162	4.2	4,147	107	3.4
Third-party (brokered)	10,212	312	4.1	14,247	388	3.6
Sweep accounts — Third-party (brokered)	15,395	651	5.6	15,865	614	5.2
Total U.S. interest-bearing deposits	$132,153	$4,295	4.3%	$118,446	$3,475	3.9%
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
The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as additional stress scenarios required under our liquidity risk policy. Additionally, as discussed above, we became a Category III firm in the third quarter of 2024 and thus are subject to the regulatory requirements under the liquidity coverage ratio and net stable funding ratio rules, subject to applicable transition periods. See the “Supervision and Regulation — Capital and Liquidity Regulation” section of the 2023 Form 10-K for more information. We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements.
As of September 30, 2024 and December 31, 2023, we had $47.9 billion and $46.6 billion in Cash and cash equivalents, respectively. Refer to the “Cash Flows” section below for a discussion of the major drivers impacting cash flows for the nine months ended September 30, 2024. The investment income we receive on liquidity resources has historically been less than the interest expense on the sources of funding for these balances. From time to time, including in this quarter, interest income may exceed the interest expense associated with the liquidity portfolio. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary.
Securitized Borrowing Capacity
As of September 30, 2024, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible AAA certificates from American Express Credit Account Master Trust (the Lending Trust). These facilities enhance our contingent funding resources and are also used in the ordinary course of business to fund working capital needs. As of September 30, 2024, no amounts were drawn on the Charge Trust facility or Lending Trust facility.
Committed Bank Credit Facility
As of September 30, 2024, we maintained a committed syndicated bank credit facility of $4.0 billion with a maturity date of October 30, 2026. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. As of September 30, 2024, no amounts were drawn on this facility.
Other Sources of Liquidity
In addition to cash and other liquid assets and the secured borrowing facilities and committed bank credit facility described above, as an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco through the discount window against the U.S. credit card loans and charge card receivables that it pledged. As of September 30, 2024, AENB had available borrowing capacity of $72.5 billion based on the amount and collateral valuation of receivables that were pledged to the Federal Reserve Bank of San Francisco. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval.

Unused Credit Outstanding
As of September 30, 2024, we had approximately $465 billion of unused credit available to customers. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Charge card products with no pre-set spending limits are not reflected in unused credit.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the nine months ended September 30:
Table 22: Cash Flows

(Billions)	2024	2023
Total cash provided by (used in):
Operating activities	$8.3	$11.8
Investing activities	(12.2)	(16.3)
Financing activities	5.2	14.3
Effect of foreign currency exchange rates on cash and cash equivalents	—	0.2
Net increase in cash and cash equivalents	$1.3	$10.0
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
In 2024, the net cash provided by operating activities was driven by cash generated from net income for the period, partially offset by lower net operating liabilities, primarily driven by lower book overdrafts due to timing differences arising in the ordinary course of business.
In 2023, the net cash provided by operating activities was primarily driven by cash generated from net income for the period and higher net operating liabilities, primarily resulting from higher accounts payable to merchants, partially offset by payments related to annual incentive compensation.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in loans and Card Member receivables, as well as changes in our available-for-sale investment securities portfolio.
In 2024, the net cash used in investing activities was primarily driven by higher Card Member loans outstanding, partially offset by net maturities of investment securities and net proceeds received from the sale of Accertify.
In 2023, the net cash used in investing activities was primarily driven by higher Card Member loans and receivables outstanding, resulting from higher Card Member spending.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
In both the periods presented, the net cash provided by financing activities was primarily driven by growth in customer deposits and net proceeds from long-term debt, partially offset by share repurchases and dividend payments.

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
Enhanced Prudential Standards
We are subject to the U.S. federal bank regulatory agencies’ rules that tailor the application of enhanced prudential standards to bank holding companies and depository institutions with $100 billion or more in total consolidated assets. Under these rules, American Express Company became a Category III firm in the third quarter of 2024. Category III firms are subject to heightened capital, liquidity and prudential requirements, single-counterparty credit limits and additional stress tests, which in some cases are subject to a transition period. Please see the “Supervision and Regulation” and “Risk Factors” sections of the 2023 Form 10-K for further information.
Resolution Planning
On June 20, 2024, the FDIC issued a final rule amending its resolution plan requirements for insured depository institutions. The final rule requires insured depository institutions with $100 billion or more in assets that are not affiliated with U.S. global systematically important banking organizations, including AENB, to submit full resolution plans every three years with interim supplements in non-submission years. Under the final rule, resolution plans are subject to more stringent standards with respect to their assumptions and content, as well as enhanced credibility standards for the FDIC’s evaluation of resolution plans and expanded expectations regarding engagement and capabilities testing. AENB will be required to submit its initial resolution plan under the final rule on or before July 1, 2026, with its initial interim supplement due on or before July 1, 2025.
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
Surcharging
In various countries, such as certain Member States in the EU, Australia and Canada (other than in the Province of Quebec), merchants are permitted to surcharge card purchases. In addition, the laws of a number of states in the United States that prohibit surcharging have been overturned and certain states have passed or are considering laws to permit surcharging by merchants. In jurisdictions allowing surcharging, we have seen surcharging on American Express cards by certain merchants. Surcharging is an adverse customer experience and could have a material adverse effect on us, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business. In addition, we also encounter other steering or differential acceptance practices by merchants where permitted by regulation, which could also have a material adverse effect on us.
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
Privacy, Data Protection, Data Governance, Information Security and Cybersecurity
Regulatory and legislative activity in the areas of privacy, data protection, data governance and information security and cybersecurity continues to increase worldwide. We have established, and continue to maintain and enhance, policies and a governance framework to comply with applicable laws, meet evolving customer and industry expectations and support and enable business innovation and growth; however our policies and governance framework may be insufficient given the size and complexity of our business and heightened regulatory scrutiny. Laws and regulations related to automated decision making, artificial intelligence and machine learning are still evolving and there is uncertainty as to new laws and regulations that will be adopted and the application of existing laws and regulations, which may restrict us or impose burdensome and costly requirements, including on our ability to use artificial intelligence and machine learning. Global financial institutions like us, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be subject to increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), artificial intelligence-assisted deepfake attacks and disinformation campaigns, corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks, and similar disruptions, such as from the misconfiguration or unauthorized use of or access to computer systems or from service or system outages. For more information on privacy, data protection and information security and cybersecurity regulation and the potential impacts of a major information security or cybersecurity incident on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2023 Form 10-K.
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
Among other things, these laws and regulations generally require us to establish AML/CFT programs that meet certain standards, including, policies and procedures to collect information from and verify the identities of our customers, and to monitor for and report suspicious transactions, in addition to other information gathering and recordkeeping requirements. Our AML/CFT programs have become the subject of heightened scrutiny and any errors, failures or delays in complying with AML/CFT laws, deficiencies in our AML/CFT programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activity can give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities or other enforcement actions. Additionally, our AML/CFT programs may limit our ability to pursue certain business opportunities or affect our relationships with certain partners, service providers and other third parties. For more information on AML/CFT regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2023 Form 10-K.
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
Card Member loans — Represents balances on our credit card products and revolve-eligible balances on our charge card products.
Card Member receivables — Represents balances on our charge card products that need to be paid in full on or before the Card Member’s payment due date.
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
Credit cards — Represents cards that have a range of revolving payment terms, structured payment features (e.g., Plan It, Expanded Buying Power), grace periods, and rate and fee structures.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations and our ability to continue investing at high levels in areas that can drive sustainable growth (including our brand, value propositions, customers, colleagues, marketing, technology and coverage), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: macroeconomic conditions, such as recession risks, higher rates of unemployment, changes in interest rates, effects of inflation, supply chain issues, energy costs, tariffs and fiscal and monetary policies; geopolitical instability, including the ongoing Ukraine and Israel wars, broader regional hostilities and tensions involving China and the United States; the impact of any future contingencies, including, but not limited to, legal costs and settlements, the imposition of fines or monetary penalties, increases in Card Member remediation, investment gains or losses, restructurings, impairments and changes in reserves; issues impacting brand perceptions and our reputation; impacts related to sales and acquisitions and new or renegotiated cobrand and other partner agreements and joint ventures; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense and the sustainability of our future growth, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: spending volumes and the spending environment not being consistent with expectations, including a decline in spending by U.S. small and mid-sized enterprise Card Members, or a slowdown in U.S. consumer or international spending volumes; an inability to address competitive pressures, attract and retain customers, invest in and enhance our Membership Model of premium products, differentiated services and partnerships, successfully refresh our card products, grow spending and lending with customers across age cohorts, including Millennial and Gen Z customers and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global network; the effects of regulatory initiatives, including pricing and network regulation; merchant coverage growing less than expected or the reduction of merchant acceptance; increased surcharging, steering, suppression or differential acceptance of our products; merchant discount rates changing by a greater or lesser amount than expected; and changes in foreign currency exchange rates;
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
•net interest income, the effects of changes in interest rates and the growth of loans and Card Member receivables outstanding, being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; the effectiveness of our strategies to enhance Card Member value propositions, capture a greater share of Card Members’ spending and borrowings and attract new, and retain existing, customers; our ability to effectively manage underwriting risk; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on Card Member loans not remaining consistent with current expectations; and our deposit levels or the interest rates we offer on deposits changing from current expectations;
•future credit performance, the level of future delinquency, reserve and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; the ability and willingness of Card Members to pay amounts owed to us; changes in loans and receivables outstanding, such as from the implementation of our strategy to capture spending and borrowings, or from changes in consumer behavior that affect loan and receivable balances (e.g., paydown and revolve rates); changes in the levels of customer acquisitions and the credit profiles of new customers acquired; the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; the impact of the usage of debt settlement companies; collections capabilities and recoveries of previously written-off loans and receivables; and governmental actions providing forms of relief with respect to certain loans and fees;
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
•our ability to control operating expenses, including relative to revenue growth, and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; our ability to realize operational efficiencies, including through increased scale and automation; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; restructuring activity; fraud costs; inflation; supply chain issues; expenses related to control and compliance and consulting, legal and other professional services fees, including as a result of litigation or internal and regulatory reviews; regulatory assessments; the level of M&A activity and related expenses; information or cybersecurity incidents; the payment of fines, penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the performance of Amex Ventures and other of our investments; impairments of goodwill or other assets; and the impact of changes in foreign currency exchange rates on costs, such as due to the devaluation of foreign currencies;
•our tax rate not remaining consistent with expectations, which could be impacted by, among other things, further changes in tax laws and regulation (or the expiration of provisions of tax laws or regulations), the timing and manner of the implementation of tax guidelines by jurisdictions, our geographic mix of income, unfavorable tax audits and assessments and other unanticipated tax items;
•changes affecting our plans regarding the return of capital to shareholders, which will depend on factors such as our capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and new rulemakings and guidance from the Federal Reserve and other banking regulators, including changes to regulatory capital requirements, such as from the U.S. federal bank regulatory agencies’ Basel III rulemaking; our results of operations and financial condition; our credit ratings and rating agency considerations; and the economic environment and market conditions in any given period;
•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure and competitor settlements and mergers that may materially impact the prices charged to merchants that accept American Express cards, surcharging, steering and suppression by merchants and merchant acceptance, the desirability of our premium card products, competition for new and existing cobrand relationships, competition with respect to new products, services and technologies, competition from new and non-traditional competitors and the success of marketing, promotion and rewards programs;
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

•our ability to successfully implement our dining strategy and grow our dining platform, which will depend in part on our ability to grow the number of diners, restaurants and other bookable venues using the platform and transactions on the platform; expand and innovate in the tools and capabilities offered through the platform, including integrating the Tock and Rooam acquisitions and benefiting from their added capabilities, users and/or bookable venues; successfully compete with other dining platforms and means of booking venues; and effectively utilize our dining platform to provide value to Card Members and merchants and sell our products and services;
•a failure in or breach of our operational or security systems, processes or infrastructure, or those of third parties, including as a result of cyberattacks or outages, which could compromise the confidentiality, integrity, privacy and/or security of data, disrupt our operations, reduce the use and acceptance of American Express cards and lead to regulatory scrutiny, litigation, remediation and response costs, and reputational harm;
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
•our ability to implement our ESG strategies and initiatives, which depend in part on the amount and efficacy of our investments in emissions reduction projects, marketing campaigns, Card Member value propositions, our supply chain and sustainability initiatives, and philanthropic, colleague and community programs; customer preferences and behaviors; the cost and availability of solutions for a low carbon economy; and the ability of our partners to set and achieve sustainability targets;
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
A further description of these uncertainties and other risks can be found in the 2023 Form 10-K, the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2024 and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2024	2023
Revenues
Non-interest revenues
Discount revenue	$8,780	$8,408
Net card fees	2,170	1,846
Service fees and other revenue	1,267	1,261
Processed revenue	413	424
Total non-interest revenues	12,630	11,939
Interest income
Interest on loans	5,442	4,635
Interest and dividends on investment securities	18	33
Deposits with banks and other	689	572
Total interest income	6,149	5,240
Interest expense
Deposits	1,446	1,290
Long-term debt and other	697	508
Total interest expense	2,143	1,798
Net interest income	4,006	3,442
Total revenues net of interest expense	16,636	15,381
Provisions for credit losses
Card Member receivables	170	206
Card Member loans	1,114	982
Other	72	45
Total provisions for credit losses	1,356	1,233
Total revenues net of interest expense after provisions for credit losses	15,280	14,148
Expenses
Card Member rewards	4,168	3,794
Business development	1,430	1,393
Card Member services	1,179	973
Marketing	1,470	1,236
Salaries and employee benefits	2,049	2,047
Other, net	1,780	1,605
Total expenses	12,076	11,048
Pretax income	3,204	3,100
Income tax provision	697	649
Net income	$2,507	$2,451
Earnings per Common Share (Note 14)(a)
Basic	$3.50	$3.30
Diluted	$3.49	$3.30
Average common shares outstanding for earnings per common share:
Basic	708	732
Diluted	709	733
(a)Represents net income less (i) earnings allocated to participating share awards of $18 million and $19 million for the three months ended September 30, 2024 and 2023, respectively, and (ii) dividends on preferred shares of $15 million and $14 million for the three months ended September 30, 2024 and 2023, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2024	2023
Revenues
Non-interest revenues
Discount revenue	$26,015	$24,836
Net card fees	6,204	5,348
Service fees and other revenue	3,839	3,711
Processed revenue	1,207	1,291
Total non-interest revenues	37,265	35,186
Interest income
Interest on loans	15,592	12,787
Interest and dividends on investment securities	68	97
Deposits with banks and other	2,058	1,547
Total interest income	17,718	14,431
Interest expense
Deposits	4,298	3,480
Long-term debt and other	1,915	1,421
Total interest expense	6,213	4,901
Net interest income	11,505	9,530
Total revenues net of interest expense	48,770	44,716
Provisions for credit losses
Card Member receivables	592	658
Card Member loans	3,098	2,691
Other	203	137
Total provisions for credit losses	3,893	3,486
Total revenues net of interest expense after provisions for credit losses	44,877	41,230
Expenses
Card Member rewards	12,169	11,516
Business development	4,249	4,174
Card Member services	3,504	2,905
Marketing	4,426	3,985
Salaries and employee benefits	6,096	5,936
Other, net	4,294	4,713
Total expenses	34,738	33,229
Pretax income	10,139	8,001
Income tax provision	2,180	1,560
Net income	$7,959	$6,441
Earnings per Common Share (Note 14)(a)
Basic	$10.99	$8.60
Diluted	$10.97	$8.59
Average common shares outstanding for earnings per common share:
Basic	715	738
Diluted	716	739
(a)Represents net income less (i) earnings allocated to participating share awards of $59 million and $50 million for the nine months ended September 30, 2024 and 2023, respectively, and (ii) dividends on preferred shares of $44 million and $43 million for the nine months ended September 30, 2024 and 2023, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2024	2023	2024	2023
Net income	$2,507	$2,451	$7,959	$6,441
Other comprehensive income (loss):
Net unrealized debt securities gains (losses), net of tax	4	14	8	34
Foreign currency translation adjustments, net of hedges and tax	1	(110)	(135)	(57)
Net unrealized pension and other postretirement benefits, net of tax	—	4	4	57
Other comprehensive income (loss)	5	(92)	(123)	34
Comprehensive income	$2,512	$2,359	$7,836	$6,475
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2024, $13; 2023, nil)	$3,205	$7,118
Interest-bearing deposits in other banks	44,593	39,312
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2024, $88; 2023, $66)	120	166
Total cash and cash equivalents (includes restricted cash: 2024, $471; 2023, $514)	47,918	46,596
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2024, $4,530; 2023, $4,587), less reserves for credit losses: 2024, $156; 2023, $174	58,886	60,237
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2024, $26,935; 2023, $28,590), less reserves for credit losses: 2024, $5,588; 2023, $5,118	128,960	120,877
Other loans, less reserves for credit losses: 2024, $154; 2023, $126	8,306	6,960
Investment securities	1,268	2,186
Premises and equipment, less accumulated depreciation and amortization: 2024, $10,867; 2023, $9,911	5,308	5,138
Other assets, less reserves for credit losses: 2024, $49; 2023, $27	20,333	19,114
Total assets	$270,979	$261,108
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$135,438	$129,144
Accounts payable	13,162	13,109
Short-term borrowings	1,457	1,293
Long-term debt (includes debt issued by consolidated variable interest entities: 2024, $16,626; 2023, $13,426)	53,546	47,866
Other liabilities	37,669	41,639
Total liabilities	$241,272	$233,051
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of September 30, 2024 and December 31, 2023	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 704 million shares as of September 30, 2024 and 723 million shares as of December 31, 2023	141	145
Additional paid-in capital	11,295	11,372
Retained earnings	21,466	19,612
Accumulated other comprehensive income (loss)	(3,195)	(3,072)
Total shareholders’ equity	29,707	28,057
Total liabilities and shareholders’ equity	$270,979	$261,108
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2024	2023
Cash Flows from Operating Activities
Net income	$7,959	$6,441
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	3,893	3,486
Depreciation and amortization	1,248	1,229
Stock-based compensation	393	341
Deferred taxes	(917)	(1,227)
Other items (a)	(333)	393
Originations of loans held-for-sale	—	(54)
Proceeds from sales of loans held-for-sale	—	59
Changes in operating assets and liabilities, net of effects of dispositions and acquisitions:
Other assets	(222)	(710)
Accounts payable & other liabilities	(3,749)	1,832
Net cash provided by operating activities	8,272	11,790
Cash Flows from Investing Activities
Sale of investments	35	1
Maturities and redemptions of investments	1,875	1,571
Purchase of investments	(1,210)	(1,173)
Net increase in loans and Card Member receivables (b)	(11,945)	(15,462)
Purchase of premises and equipment, net of sales: 2024, $4; 2023, $1	(1,416)	(1,137)
Acquisitions, net of cash acquired	(90)	(64)
Dispositions, net of cash disposed	594	—
Net cash used in investing activities	(12,157)	(16,264)
Cash Flows from Financing Activities
Net increase in customer deposits	6,305	14,217
Net increase in short-term borrowings (b)	169	269
Proceeds from long-term debt	12,519	13,148
Payments of long-term debt	(7,358)	(9,270)
Issuance of American Express common shares	49	23
Repurchase of American Express common shares and other	(4,989)	(2,749)
Dividends paid	(1,489)	(1,326)
Net cash provided by financing activities	5,206	14,312
Effect of foreign currency exchange rates on cash and cash equivalents	1	156
Net increase in cash and cash equivalents	1,322	9,994
Cash and cash equivalents at beginning of period	46,596	33,914
Cash and cash equivalents at end of period	$47,918	$43,908
(a)Primarily includes the gain recognized on the sale of Accertify (see Note 1), gains/losses on fair value hedges, changes in reserves, losses on tax credit investments, net gains and losses on Amex Ventures investments, and changes in equity method investments.
(b)Excludes an increase of $117 million related to non-cash activity during the three months ended March 31, 2023.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended September 30, 2024 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of June 30, 2024	$29,540	$—	$143	$11,332	$(3,200)	$21,265
Net income	2,507	—	—	—	—	2,507
Other comprehensive income (loss)	5	—	—	—	5	—
Repurchase of common shares	(1,919)	—	(2)	(121)	—	(1,796)
Other changes, including employee plans	83	—	—	84	—	(1)
Cash dividends declared preferred Series D, $9,072.22 per share	(15)	—	—	—	—	(15)
Cash dividends declared common, $0.70 per share	(494)	—	—	—	—	(494)
Balances as of September 30, 2024	$29,707	$—	$141	$11,295	$(3,195)	$21,466

Nine months ended September 30, 2024 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2023	$28,057	$—	$145	$11,372	$(3,072)	$19,612
Net income	7,959	—	—	—	—	7,959
Other comprehensive income (loss)	(123)	—	—	—	(123)	—
Repurchase of common shares	(4,822)	—	(4)	(321)	—	(4,497)
Other changes, including employee plans	184	—	—	244	—	(60)
Cash dividends declared preferred Series D, $27,315.27 per share	(44)	—	—	—	—	(44)
Cash dividends declared common, $2.10 per share	(1,504)	—	—	—	—	(1,504)
Balances as of September 30, 2024	$29,707	$—	$141	$11,295	$(3,195)	$21,466
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended September 30, 2023 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of June 30, 2023	$26,703	$—	$148	$11,509	$(3,084)	$18,130
Net income	2,451	—	—	—	—	2,451
Other comprehensive income (loss)	(92)	—	—	—	(92)	—
Repurchase of common shares	(1,299)	—	(2)	(123)	—	(1,174)
Other changes, including employee plans	14	—	—	15	—	(1)
Cash dividends declared preferred Series D, $9,072.22 per share	(14)	—	—	—	—	(14)
Cash dividends declared common, $0.60 per share	(439)	—	—	—	—	(439)
Balances as of September 30, 2023	$27,324	$—	$146	$11,401	$(3,176)	$18,953

Nine months ended September 30, 2023 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2022	$24,711	$—	$149	$11,493	$(3,210)	$16,279
Net income	6,441	—	—	—	—	6,441
Other comprehensive income (loss)	34	—	—	—	34	—
Repurchase of common shares	(2,611)	—	(3)	(246)	—	(2,362)
Other changes, including employee plans	126	—	—	154	—	(28)
Cash dividends declared preferred Series D, $27,019.44 per share	(43)	—	—	—	—	(43)
Cash dividends declared common, $1.80 per share	(1,334)	—	—	—	—	(1,334)
Balances as of September 30, 2023	$27,324	$—	$146	$11,401	$(3,176)	$18,953
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
Business Events
On May 1, 2024, we completed the previously announced transaction to sell fraud prevention solutions provider Accertify, Inc. (Accertify), a wholly owned subsidiary we acquired in 2010, the operations of which were reported within the Global Merchant and Network Services (GMNS) segment. The transaction resulted in a gain of $531 million ($479 million after tax), which was reported as a reduction to Other expense in the second quarter of 2024. Prior to the completion of the transaction, the carrying amount of Accertify’s net assets were not material to the Company’s financial position.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board issued updated accounting guidance for segment reporting, effective for annual reporting periods beginning after December 15, 2023 and for interim reporting periods beginning January 1, 2025. The updated guidance requires enhanced disclosures for significant expenses by reportable operating segment. Significant expense categories and amounts are those regularly provided to the chief operating decision maker (CODM) and included in the measure of a segment’s profit or loss. The updated guidance will also require us to disclose the title and position of our CODM, including an explanation of how our CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. We have completed our evaluation of the updated guidance and have determined it will not have a material impact to our Consolidated Financial Statements.
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
Card Member and Other loans as of September 30, 2024 and December 31, 2023 consisted of:

(Millions)	2024	2023
Consumer (a)	$102,236	$98,111
Small Business	32,275	27,833
Corporate	37	51
Card Member loans	134,548	125,995
Less: Reserves for credit losses	5,588	5,118
Card Member loans, net	$128,960	$120,877
Other loans, net (b)	$8,306	$6,960
(a)Includes approximately $26.9 billion and $28.6 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of September 30, 2024 and December 31, 2023, respectively.
(b)Other loans are presented net of reserves for credit losses of $154 million and $126 million as of September 30, 2024 and December 31, 2023, respectively.
Card Member receivables as of September 30, 2024 and December 31, 2023 consisted of:

(Millions)	2024	2023
Consumer	$23,426	$25,578
Small Business	18,925	19,286
Corporate (a)	16,691	15,547
Card Member receivables	59,042	60,411
Less: Reserves for credit losses	156	174
Card Member receivables, net	$58,886	$60,237
(a)Includes $4.5 billion and $4.6 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of September 30, 2024 and December 31, 2023, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following tables present the aging of Card Member loans and receivables as of September 30, 2024 and December 31, 2023:

2024 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$100,819	$446	$327	$644	$102,236	$409	$391
Small Business	31,813	154	108	200	32,275	125	116
Corporate (a)	(b)	(b)	(b)	—	37	—	—
Card Member Receivables:
Consumer	23,245	59	41	81	23,426	—	—
Small Business	$18,704	$83	$51	87	18,925	—	—
Corporate (a)	(b)	(b)	(b)	$67	$16,691	$—	$—

2023 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$96,779	$420	$298	$614	$98,111	$393	$344
Small Business	27,444	133	85	171	27,833	109	95
Corporate (a)	(b)	(b)	(b)	—	51	—	—
Card Member Receivables:
Consumer	25,355	70	47	106	25,578	—	—
Small Business	$19,020	$104	$62	100	19,286	—	—
Corporate (a)	(b)	(b)	(b)	$67	$15,547	$—	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators for Card Member Loans and Receivables
The following table presents the key credit quality indicators as of or for the nine months ended September 30:

	2024			2023
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Consumer	2.2%	2.8%	1.4%	1.7%	2.1%	1.3%
Small Business	2.2%	2.6%	1.4%	1.5%	1.8%	1.3%
Card Member Receivables:
Consumer	1.3%	1.4%	0.8%	1.6%	1.7%	1.0%
Small Business	2.0%	2.1%	1.2%	2.3%	2.4%	1.3%
Corporate	(b)	0.6%	(c)	(b)	0.6%	(c)
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.4% and 0.5% as of September 30, 2024 and 2023, respectively.
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
Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the loan is characterized as non-accrual), and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of September 30, 2024 and 2023, we had $70 million and $48 million, respectively, of unused credit available to customers with loans and receivables modified during each of the respective nine month periods. In accordance with the modification agreement with the customer, loans and/or receivables may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.
The following tables provide information relating to loans and receivables modifications for borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024				2023
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$511	0.5%	18.3%	(b)	$542	0.6%	16.4%	(b)
Small Business	185	0.6%	17.6%	(b)	167	0.6%	15.9%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	89	0.4%	(c)	31	126	0.6%	(c)	30
Small Business	138	0.7%	(c)	31	181	0.9%	(c)	30
Corporate	9	0.1%	(c)	10	4	0.02%	(c)	10
Other Loans	8	0.1%	—	16	8	0.1%	—	19
Interest Rate Reduction and Term Extension
Other Loans	16	0.2%	2.5%	20	16	0.2%	2.1%	20
Total	$956				$1,044

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2024				2023
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$1,438	1.4%	18.2%	(b)	$1,113	1.2%	16.1%	(b)
Small Business	514	1.6%	17.5%	(b)	411	1.5%	15.7%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	232	1.0%	(c)	30	282	1.3%	(c)	27
Small Business	359	1.9%	(c)	30	455	2.3%	(c)	27
Corporate	15	0.1%	(c)	9	12	0.1%	(c)	10
Other Loans	26	0.3%	—	18	19	0.3%	—	18
Interest Rate Reduction and Term Extension
Other Loans	46	0.5%	2.5%	20	28	0.4%	2.0%	19
Total	$2,630				$2,320
(a)Represents the outstanding balances as of September 30, 2024 and 2023 of all modifications undertaken in the prior three and nine months, respectively, for loans and receivables that remain in modification programs as of, or that defaulted on or before, September 30, 2024 and 2023, respectively. The outstanding balances include principal, fees, and accrued interest on loans and principal and fees on receivables. Modifications did not reduce the principal balance.
(b)For Card Member loans, we generally do not offer payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information with respect to modified loans and receivables that defaulted during the periods presented and were modified in the twelve months prior to the payment default. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program. For loans and receivables modified on or after January 1, 2023, the amounts of defaulted balances were immaterial for the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card Member Loans
Consumer	$52	(b)	$—	$52	$75	(b)	$—	$75
Small Business	23	(b)	—	23	33	(b)	—	33
Corporate	—	(b)	—	—	—	(b)	—	—
Card Member Receivables
Consumer	(c)	$6	—	6	(c)	$8	—	8
Small Business	(c)	12	—	12	(c)	16	—	16
Corporate	(c)	—	—	—	(c)	—	—	—
Other Loans	—	—	2	2	—	—	2	2
Total	$75	$18	$2	$95	$108	$24	$2	$134
(a)Represents the outstanding balances as of September 30, 2024 of all modifications that defaulted in the three and nine months ended September 30, 2024, respectively, and were modified in the twelve months prior to payment default. The outstanding balances include principal, fees and accrued interest on loans and principal and fees on receivables.
(b)For Card Member loans, we generally do not offer payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information relating to the performance of loans and receivables that were modified during the prior twelve months and that remain in modification programs as of, or that defaulted on or before, September 30, 2024:

	As of September 30, 2024
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,647	$124	$48
Small Business	556	59	23
Corporate	—	—	—
Card Member Receivables:
Consumer	261	19	6
Small Business	386	41	14
Corporate	11	3	2
Other Loans	78	6	2
Total	$2,939	$252	$95
(a)The outstanding balance as of September 30, 2024 includes principal, fees and accrued interest on loans and principal and fees on receivables.
The following table provides information relating to the performance of loans and receivables that were modified on or after January 1, 2023 and that remained in modification programs as of, or that defaulted on or before, September 30, 2023:

	As of September 30, 2023
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,020	$73	$20
Small Business	366	34	11
Corporate	—	—	—
Card Member Receivables:
Consumer	257	20	5
Small Business	402	43	10
Corporate	9	2	1
Other Loans	42	4	1
Total	$2,096	$176	$48
(a)The outstanding balance as of September 30, 2023 includes principal, fees and accrued interest on loans and principal and fees on receivables.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Third quarter of 2024	4%	3% - 7%	2%	4% - (3)%
Fourth quarter of 2024	4% - 6%	3% - 8%	4% - (3)%	3% - 1%
Fourth quarter of 2025	3% - 8%	3% - 7%	3% - 1%	2%
Fourth quarter of 2026	3% - 7%	3% - 6%	3% - 2%	3% - 2%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses increased for both the three and nine months ended September 30, 2024, primarily driven by increases in loans outstanding.
Card Member loans reserve for credit losses increased for both the three and nine months ended September 30, 2023, primarily driven by increases in loans outstanding and higher delinquencies.
The following table presents changes in the Card Member loans reserve for credit losses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2024	2023	2024	2023
Beginning Balance	$5,321	$4,390	$5,118	$3,747
Provisions (a)	1,114	982	3,098	2,691
Net write-offs (b)
Principal	(701)	(525)	(2,159)	(1,412)
Interest and fees	(152)	(114)	(462)	(310)
Other (c)	6	(12)	(7)	5
Ending Balance	$5,588	$4,721	$5,588	$4,721
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $192 million and $138 million for the three months ended September 30, 2024 and 2023, respectively, and $530 million and $396 million for the nine months ended September 30, 2024 and 2023, respectively. Recoveries of interest and fees were not significant.
(c)Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses decreased for both the three and nine months ended September 30, 2024 primarily driven by decreases in receivables outstanding.
Card Member receivables reserve for credit losses decreased for both the three and nine months ended September 30, 2023, primarily driven by lower delinquencies.
The following table presents changes in the Card Member receivables reserve for credit losses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2024	2023	2024	2023
Beginning Balance	$171	$210	$174	$229
Provisions (a)	170	206	592	658
Net write-offs (b)	(187)	(241)	(609)	(714)
Other (c)	2	(1)	(1)	1
Ending Balance	$156	$174	$156	$174
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $74 million and $73 million for the three months ended September 30, 2024 and 2023, respectively, and $228 million and $218 million for the nine months ended September 30, 2024 and 2023, respectively.
(c)Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $3 million and $5 million as of September 30, 2024 and December 31, 2023, respectively, presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of September 30, 2024 and December 31, 2023:

	2024				2023
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$57	$1	$(8)	$50	$61	$—	$(6)	$55
U.S. Government agency obligations	4	—	—	4	4	—	—	4
U.S. Government treasury obligations	270	1	(2)	269	1,217	1	(12)	1,206
Mortgage-backed securities (a)	11	—	—	11	12	—	(1)	11
Foreign government bonds and obligations	817	—	—	817	770	—	—	770
Other (b)	74	—	—	74	74	—	—	74
Equity securities (c)	50	—	(7)	43	60	16	(10)	66
Total	$1,283	$2	$(17)	$1,268	$2,198	$17	$(29)	$2,186
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock and mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023:

	2024				2023
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$23	$(8)	$—	$—	$33	$(6)
U.S. Government treasury obligations	—	—	122	(2)	—	—	1,114	(12)
Mortgage-backed securities	—	—	—	—	—	—	7	(1)
Total	$—	$—	$145	$(10)	$—	$—	$1,154	$(19)
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
The following table summarizes the gross unrealized losses for available-for-sale debt securities by ratio of fair value to amortized cost as of September 30, 2024 and December 31, 2023:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2024:
90–100%	—	$—	$—	7	$129	$(2)	7	$129	$(2)
Less than 90%	—	$—	$—	3	$16	$(8)	3	$16	$(8)
Total as of September 30, 2024	—	$—	$—	10	$145	$(10)	10	$145	$(10)
2023:
90–100%	—	$—	$—	69	$1,140	$(14)	69	$1,140	$(14)
Less than 90%	—	$—	$—	2	$14	$(5)	2	$14	$(5)
Total as of December 31, 2023	—	$—	$—	71	$1,154	$(19)	71	$1,154	$(19)
Contractual maturities for available-for-sale debt securities with stated maturities as of September 30, 2024 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$867	$867
Due after 1 year but within 5 years	285	284
Due after 5 years but within 10 years	32	33
Due after 10 years	49	41
Total	$1,233	$1,225
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests for the Lending Trust was $10.5 billion and $15.3 billion as of September 30, 2024 and December 31, 2023, respectively, and for the Charge Trust was $4.5 billion and $4.6 billion as of September 30, 2024 and December 31, 2023, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust was $101 million and $66 million as of September 30, 2024 and December 31, 2023, respectively, and for the Charge Trust was nil as of both September 30, 2024 and December 31, 2023. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the nine months ended September 30, 2024 and the year ended December 31, 2023, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of September 30, 2024 and December 31, 2023, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2024	2023
U.S.:
Interest-bearing	$134,476	$128,146
Non-interest-bearing (includes Card Member credit balances of: 2024, $483; 2023, $495)	532	557
Non-U.S.:
Interest-bearing	17	12
Non-interest-bearing (includes Card Member credit balances of: 2024, $410; 2023, $426)	413	429
Total customer deposits	$135,438	$129,144
Customer deposits by deposit type as of September 30, 2024 and December 31, 2023 were as follows:

(Millions)	2024	2023
U.S. interest-bearing deposits:
Savings accounts	$105,465	$92,324
Checking accounts	1,839	1,398
Certificates of deposit:
Direct	4,882	5,557
Third-party (brokered)	6,851	12,960
Sweep accounts – Third-party (brokered)	15,439	15,907
Total U.S. interest-bearing deposits	$134,476	$128,146
Other deposits	69	77
Card Member credit balances	893	921
Total customer deposits	$135,438	$129,144
The scheduled maturities of certificates of deposit as of September 30, 2024 were as follows:

(Millions)	2024	2025	2026	2027	2028	After 5 Years	Total
Certificates of deposit (a)	$1,810	$6,575	$1,453	$1,001	$701	$204	$11,744
(a)Includes $11 million of non-U.S. direct certificates of deposit as of September 30, 2024.
As of September 30, 2024 and December 31, 2023, certificates of deposit in denominations that met or exceeded the insured limit were $1.6 billion and $1.8 billion, respectively.

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
On September 30, 2024, we were named as a defendant in a case filed in the United States District Court for the District of Massachusetts, captioned Pizza Hazel, Inc., et al. v. American Express Co., et al., in which plaintiffs allege that the anti-steering and non-discrimination provisions in our merchant agreements violate federal antitrust law and that the arbitration provision in our merchant agreements violates federal antitrust law to the extent it prevents antitrust challenges to our anti-steering and non-discrimination provisions. Plaintiffs seek, on behalf of themselves and a class of merchants that accept through the OptBlue Program, unspecified damages and an injunction prohibiting us from enforcing our anti-steering and non-discrimination provisions and prohibiting us from enforcing our arbitration provision to the extent it prevents antitrust challenges to our anti-steering and non-discrimination provisions.
On March 21, 2024, we were named as a defendant in a case filed in the United States District Court for the District of Rhode Island, captioned 5-Star General Store aka Bento LLC, et al. v. American Express Co., et al., in which plaintiffs allege that the anti-steering and non-discrimination provisions in our merchant agreements violate federal antitrust law and seek, on behalf of themselves and a class of merchants, an injunction prohibiting us from enforcing our anti-steering and non-discrimination provisions and a declaration that we have violated antitrust laws.
On January 29, 2019, we were named in a putative class action brought in the United States District Court for the Eastern District of New York, captioned Anthony Oliver, et al. v. American Express Company and American Express Travel Related Services Company Inc., in which the plaintiffs are holders of MasterCard, Visa and/or Discover credit and/or debit cards (but not American Express cards) and allege they paid higher prices as a result of the anti-steering and non-discrimination provisions in our merchant agreements in violation of federal antitrust law and the antitrust and consumer laws of various states. Plaintiffs seek unspecified damages and other forms of relief. The court dismissed plaintiffs’ federal antitrust claim, numerous state antitrust and consumer protection claims and their unjust enrichment claim. For the remaining state antitrust or consumer protection claims, the court certified classes for (i) holders of Visa and MasterCard debit cards in eight states and Washington, D.C.; and (ii) holders of Visa, MasterCard and Discover credit cards that do not offer rewards or charge an annual fee in two states and Washington, D.C.
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
In May 2020, we began responding to a review by the Office of the Comptroller of the Currency (OCC) and the Department of Justice (DOJ) Civil Division regarding historical sales practices relating to sales to small business customers in the United States. In January 2021, we received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York (EDNY) regarding these sales practices issues, as well as a Civil Investigative Demand from the Consumer Financial Protection Bureau (CFPB) pertaining to its investigation into sales practices related to consumers. We have also been made aware of a related investigation by the New York Department of Financial Services (NYDFS) and have provided information regarding these sales practices issues to The Board of Governors of the Federal Reserve System (Federal Reserve).
In January 2023, the CFPB notified us that its investigation was completed and that it did not intend to recommend an enforcement action be taken against us at that time. In July 2023, we reached a settlement with the OCC to resolve its review of historical sales practices to certain U.S. small business card customers that occurred between 2015 and 2017. The DOJ, EDNY and NYDFS investigations are ongoing, and we are cooperating with all inquiries. We are also engaged in discussions with the Federal Reserve to resolve its review of this matter.
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
For those disclosed legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $450 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business and results of operations.

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
A majority of our derivative assets and liabilities as of September 30, 2024 and December 31, 2023 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of September 30, 2024, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of September 30, 2024 and December 31, 2023, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2024 and December 31, 2023:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$19	$99
Net investment hedges - Foreign exchange contracts	186	9	319	455
Total derivatives designated as hedging instruments	186	9	338	554
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	185	71	420	423
Total derivatives, gross	371	80	758	977
Derivative asset and derivative liability netting (b)	(234)	(57)	(234)	(57)
Cash collateral netting (c)	—	—	(30)	(106)
Total derivatives, net	$137	$23	$494	$814
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
We posted $405 million and $175 million as of September 30, 2024 and December 31, 2023, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $19.6 billion and $11.7 billion of fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2024 and December 31, 2023, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and nine months ended September 30:

	Gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2024	2023	2024	2023
Fixed-rate long-term debt	$(554)	$52	$(481)	$14
Derivatives designated as hedging instruments	550	(52)	476	(15)
Total	$(4)	$—	$(5)	$(1)
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $20.0 billion and $11.7 billion as of September 30, 2024 and December 31, 2023, respectively, including the cumulative amount of fair value hedging adjustments of $534 million and $53 million for the respective periods.
We recognized in Interest expense on Long-term debt net increases of $82 million and $47 million for the three months ended September 30, 2024 and 2023, respectively, and net increases of $214 million and $130 million for the nine months ended September 30, 2024 and 2023, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $14.5 billion and $14.1 billion of foreign currency derivatives designated as net investment hedges as of September 30, 2024 and December 31, 2023, respectively. The gain or loss on net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, was a loss of $96 million and a gain of $244 million for the three months ended September 30, 2024 and 2023, respectively, and a gain of $187 million and a loss of $261 million for the nine months ended September 30, 2024 and 2023, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for any of the three and the nine months ended September 30, 2024 and 2023.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are primarily intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $28.4 billion and $25.3 billion as of September 30, 2024 and December 31, 2023, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $24 million and $26 million for the three months ended September 30, 2024 and 2023, respectively, and net gains of $67 million and $56 million for the nine months ended September 30, 2024 and 2023, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
Our embedded derivative related to seller earnout shares granted to us upon the completion of a business combination in the second quarter of 2022 between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital had a notional amount of $78 million as of both September 30, 2024 and December 31, 2023. The changes in the fair value of the embedded derivative resulted in a gain of $5 million and a loss of $12 million for the three months ended September 30, 2024 and 2023, respectively, and a gain of $4 million and a loss of $12 million for the nine months ended September 30, 2024 and 2023, respectively, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of September 30, 2024 and December 31, 2023:

	2024				2023
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$43	$43	$—	$—	$66	$66	$—	$—
Debt securities	1,225	—	1,151	74	2,120	—	2,046	74
Derivatives, gross (a)(b)	371	—	349	22	80	—	62	18
Total Assets	1,639	43	1,500	96	2,266	66	2,108	92
Liabilities:
Derivatives, gross (a)	758	—	758	—	977	—	977	—
Total Liabilities	$758	$—	$758	$—	$977	$—	$977	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2024 and December 31, 2023. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2024 and December 31, 2023, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2024 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$48	$48	$47	$1	$—
Other financial assets (b)	62	62	—	62	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	137	143	—	—	143

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	151	151	—	151	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	12	12	—	12	—
Long-term debt (c)	$54	$54	$—	$54	$—

	Carrying Value	Corresponding Fair Value Amount
2023 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$47	$47	$45	$2	$—
Other financial assets (b)	63	63	—	63	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	128	133	—	—	133

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	143	143	—	143	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	19	18	—	18	—
Long-term debt (c)	$48	$48	$—	$48	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $4.5 billion and $4.6 billion held by a consolidated VIE as of September 30, 2024 and December 31, 2023, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $27.0 billion and $28.6 billion as of September 30, 2024 and December 31, 2023, respectively, and the fair values of Long-term debt were $16.8 billion and $13.3 billion as of September 30, 2024 and December 31, 2023, respectively.
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
The carrying value of equity investments without readily determinable fair values totaled $0.9 billion as of both September 30, 2024 and December 31, 2023, of which investments representing nonrecurring Level 3 fair value measurement were $13.0 million and nil as of September 30, 2024 and December 31, 2023, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded unrealized gains of $1 million and nil for the three months ended September 30, 2024 and 2023, respectively, and $68 million and nil for the nine months ended September 30, 2024 and 2023, respectively. Unrealized losses were $20 million and $17 million for the three months ended September 30, 2024 and 2023, respectively, and $31 million and $122 million for the nine months ended September 30, 2024 and 2023, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains for equity investments without readily determinable fair values totaled $1.1 billion as of both September 30, 2024 and December 31, 2023, and cumulative unrealized losses were $456 million and $431 million as of September 30, 2024 and December 31, 2023, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both September 30, 2024 and December 31, 2023.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $12 million, respectively, as of September 30, 2024 and $1 billion and $24 million, respectively, as of December 31, 2023, all of which were primarily related to our real estate arrangements and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Changes in Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and nine months ended September 30, 2024 and 2023 were as follows:

Three Months Ended September 30, 2024 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of June 30, 2024	$(10)	$(2,707)	$(483)	$(3,200)
Net change	4	1	—	5
Balances as of September 30, 2024	$(6)	$(2,706)	$(483)	$(3,195)

Nine Months Ended September 30, 2024 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2023	$(14)	$(2,571)	$(487)	$(3,072)
Net change	8	(135)	4	(123)
Balances as of September 30, 2024	$(6)	$(2,706)	$(483)	$(3,195)

Three Months Ended September 30, 2023 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of June 30, 2023	$(44)	$(2,569)	$(471)	$(3,084)
Net change	14	(110)	4	(92)
Balances as of September 30, 2023	$(30)	$(2,679)	$(467)	$(3,176)

Nine Months Ended September 30, 2023 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2022	$(64)	$(2,622)	$(524)	$(3,210)
Net change	34	(57)	57	34
Balances as of September 30, 2023	$(30)	$(2,679)	$(467)	$(3,176)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three and nine months ended September 30 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2024	2023	2024	2023
Net unrealized gains on debt securities	$—	$5	$2	$11
Foreign currency translation adjustment, net of hedges	(26)	66	30	(32)
Pension and other postretirement benefits	(7)	6	(5)	6
Total tax impact	$(33)	$77	$27	$(15)
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, for the three and nine months ended September 30, 2024 and 2023 were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2024	2023	2024	2023
Service fees	$370	$375	$1,197	$1,114
Foreign currency-related revenue	401	374	1,140	1,071
Delinquency fees	236	245	705	717
Travel commissions and fees	157	183	481	476
Other fees and revenues	103	84	316	333
Total Service fees and other revenue	$1,267	$1,261	$3,839	$3,711
The following is a detail of Other expenses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2024	2023	2024	2023
Data processing and equipment	$725	$704	$2,083	$2,041
Professional services	579	477	1,576	1,384
Gain on sale of Accertify (a)	—	—	(531)	—
Other	476	424	1,166	1,288
Total Other expenses	$1,780	$1,605	$4,294	$4,713
(a)Refer to Note 1 for additional information.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate was 21.8 percent and 20.9 percent for the three months ended September 30, 2024 and 2023, respectively, and 21.5 percent and 19.5 percent for the nine months ended September 30, 2024 and 2023, respectively. The higher effective tax rates for the three and nine month periods primarily reflected discrete tax benefits in the prior periods.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination by the IRS for the 2017 and 2018 tax years.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $102 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $102 million of unrecognized tax benefits, approximately $81 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Tax Credit Investments
As of September 30, 2024 and 2023, we had $1,558 million and $1,263 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, comprised of Low Income Housing Tax Credit investments and other qualifying investments. We account for such tax credit investments using the Proportional Amortization Method.
The following table presents tax credit investment expenses and associated income tax credits and other income tax benefits for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2024	2023	2024	2023
Proportional amortization recognized in tax provision	$48	$39	$143	$122
Income tax credits and Other income tax benefits (a) recognized in tax provision	51	49	164	153
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Basic and diluted:
Net income	$2,507	$2,451	$7,959	$6,441
Preferred dividends	(15)	(14)	(44)	(43)
Net income available to common shareholders	$2,492	$2,437	$7,915	$6,398
Earnings allocated to participating share awards (a)	(18)	(19)	(59)	(50)
Net income attributable to common shareholders	$2,474	$2,418	$7,856	$6,348
Denominator:(a)
Basic: Weighted-average common stock	708	732	715	738
Add: Weighted-average stock options (b)	1	1	1	1
Diluted	709	733	716	739

Basic EPS	$3.50	$3.30	$10.99	$8.60
Diluted EPS	$3.49	$3.30	$10.97	$8.59
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.1 million of options for both the three and nine months ended September 30, 2024 and 1.4 million of options for both the three and nine months ended September 30, 2023, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other:

As of or for the Three Months Ended September 30, 2024 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$5,028	$3,304	$2,659	$1,667	$(28)	$12,630
Revenue from contracts with customers (b)	3,620	2,886	1,724	1,493	(7)	9,716
Interest income	3,722	1,142	588	11	686	6,149
Interest expense	806	448	311	(169)	747	2,143
Total revenues net of interest expense	7,944	3,998	2,936	1,847	(89)	16,636
Pretax income (loss)	1,659	908	455	991	(809)	3,204
Total assets	$106,201	$59,716	$43,073	$17,739	$44,250	$270,979

For the Nine Months Ended September 30, 2024 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$14,823	$9,831	$7,644	$5,006	$(39)	$37,265
Revenue from contracts with customers (b)	10,785	8,603	4,983	4,505	(3)	28,873
Interest income	10,677	3,198	1,748	41	2,054	17,718
Interest expense	2,325	1,292	921	(543)	2,218	6,213
Total revenues net of interest expense	23,175	11,737	8,471	5,590	(203)	48,770
Pretax income (loss)	$4,832	$2,691	$997	$3,545	$(1,926)	$10,139

As of or for the Three Months Ended September 30, 2023 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,680	$3,257	$2,390	$1,656	$(44)	$11,939
Revenue from contracts with customers (b)	3,464	2,864	1,558	1,499	(8)	9,377
Interest income	3,228	881	538	14	579	5,240
Interest expense	700	391	285	(181)	603	1,798
Total revenues net of interest expense	7,208	3,747	2,643	1,851	(68)	15,381
Pretax income (loss)	1,584	852	387	986	(709)	3,100
Total assets	$98,218	$56,585	$38,553	$20,764	$36,467	$250,587

For the Nine Months Ended September 30, 2023 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$13,682	$9,665	$7,006	$4,927	$(94)	$35,186
Revenue from contracts with customers (b)	10,182	8,505	4,527	4,470	(28)	27,656
Interest income	8,937	2,379	1,502	42	1,571	14,431
Interest expense	1,898	1,076	770	(486)	1,643	4,901
Total revenues net of interest expense	20,721	10,968	7,738	5,455	(166)	44,716
Pretax income (loss)	$3,964	$2,195	$829	$2,834	$(1,821)	$8,001
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
Compared to December 31, 2023, higher market interest rates would have a greater detrimental impact on our net interest income due to an increase in interest rate sensitive liabilities relative to interest rate sensitive assets. As of September 30, 2024, the impacts on net interest income of hypothetical, immediate 100 and 200 basis point changes in market interest rates are presented below. For a description of how we measure the sensitivity of net interest income to interest rate changes, including the key assumptions used, see the “Risk Management ― Interest Rate Risk” section of the 2023 Form 10-K. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.
Sensitivity Analysis of Interest Rate Changes on Annual Net Interest Income

(Millions)	Instantaneous Parallel Rate Shocks as of September 30, 2024 (a)
	+200bps	+100bps	-100bps	-200bps
	$(464)	$(210)	$191	$382
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)  ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (d)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2024
Repurchase programs(a)	2,355,500	$240.69	2,355,500	84,045,685
Employee transactions(b)	14,463	$248.89	N/A	N/A

August 1-31, 2024
Repurchase programs(a)	3,586,797	$243.10	3,586,797	80,458,888
Employee transactions(b)	—	—	N/A	N/A

September 1-30, 2024
Repurchase programs(a)	1,799,928	$255.71	1,799,928	78,658,960
Employee transactions(b)	—	—	N/A	N/A

Total
Repurchase programs(a)	7,742,225	$245.30	7,742,225	78,658,960
Employee transactions(b)	14,463	$248.89	N/A	N/A
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

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
3.1
Company’s By-Laws, as amended through September 25, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated September 25, 2024 (filed September 27, 2024)).

10.1	Form of Time Sharing Agreement.
31.1	Certification of Stephen J. Squeri pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Christophe Y. Le Caillec pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Stephen J. Squeri pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Christophe Y. Le Caillec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: October 18, 2024	By	/s/ Christophe Y. Le Caillec
Christophe Y. Le Caillec Chief Financial Officer

Date: October 18, 2024	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)