Form 10-K
period 2024-12-31
AMERICAN EXPRESS CO
filed 2025-02-07
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑
As of June 30, 2024, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $164.7 billion based on the closing sale price as reported on the New York Stock Exchange.
As of January 31, 2025, there were 702,532,111 common shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 29, 2025.

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
Throughout this report the terms “American Express,” “we,” “our” or “us,” refer to American Express Company and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise. The use of the term “partner” or “partnering” in this report does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of American Express’ relationship with any third parties. Refer to the “Glossary of Selected Terminology” under “MD&A” for the definitions of other key terms used in this report.

PART I
ITEM 1.    BUSINESS
Overview
American Express is a globally integrated payments company with card-issuing, merchant-acquiring and card network businesses that offer products and services to a broad range of customers, including consumers, small businesses, mid-sized companies and large corporations around the world.
Our range of products and services includes:
•Credit card, charge card, banking and other payment and financing products
•Merchant acquisition and processing, servicing and settlement, fraud prevention, and point-of-sale marketing and information products and services
•Network services
•Travel and lifestyle services
•Expense management products and services
•Other services, such as the design and operation of customer loyalty programs
These products and services are offered through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party service providers and business partners, in-house sales teams, direct mail, telephone and direct response advertising.
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

Our Integrated Payments Platform and Technology
Through our card-issuing, merchant-acquiring and card network businesses, we are able to connect participants and provide differentiated value across the commerce path. We maintain direct relationships with Card Members (as a card issuer) and merchants (as an acquirer), which provides us with access to information at both ends of the card transaction, distinguishing our integrated payments platform from the bankcard networks. Through contractual relationships, we also obtain information from third-party card issuers, merchant acquirers, aggregators and processors with whom we do business.
Our integrated payments platform and the systems and infrastructure that underlie it provide us with data and analytics, while maintaining our commitment to respect Card Member preferences and protect Card Member and merchant data in compliance with applicable policies and legal requirements. Our models and analytical tools help us reduce fraud and underwrite risk, such as in determinations regarding the extension of credit. We also leverage our technology to provide differentiated value to customers, such as special offers and benefits to Card Members and targeted marketing and other information services for merchants and partners, as well as to develop and improve our service capabilities to continue to deliver a high-quality customer experience.
Card Issuing Businesses
We are a leader in providing general purpose credit and charge cards to consumers, small businesses, mid-sized companies and large corporations. We offer a broad set of card products, rewards and services to this premium consumer and broad commercial customer base, in the United States and internationally, through our USCS, CS and ICS reportable operating segments. We focus on differentiating American Express Membership through premium products, lifestyle services for consumers and business-centric solutions for our commercial customers, and benefits for our Card Members that we co-create and co-fund with our business partners. We believe the many benefits that come with American Express Membership build a strong, emotional connection with our brand across generations and geographies.
We acquire and retain high-spending, engaged and creditworthy Card Members by:
•Designing innovative credit, charge and debit card products and payment and lending solutions that appeal to our target customer base and meet their spending and borrowing needs
•Using incentives to drive spending on our various card products and increase customer engagement, including our Membership Rewards® and Amex Offers™ programs, cash-back reward features, statement credits for purchases with partners, interest rates offered on deposits and participation in loyalty programs sponsored by our cobrand and other partners
•Providing digital and mobile services and an array of benefits and experiences across card products, such as lounge access, dining experiences and other travel and lifestyle benefits
•Creating world-class service experiences by delivering exceptional customer care
•Developing a wide range of partner relationships, including designing, cobranding and distributing certain of our cards and providing benefits and services to our Card Members
We have a number of products that complement our card products, such as our business checking and consumer rewards checking account products, expense management and business-to-business (B2B) payment products and other non-card payment and financing products. Our complementary products also include digital capabilities, such as our Business Blueprint digital cash flow management hub and our Resy® dining platform, which we are enhancing through our acquisitions in 2024 of Tock, a reservation, table and event management technology provider and Rooam, a technology company that powers systems used by restaurants and entertainment venues.
We are focused on enhancing the value propositions of our products to increase engagement with existing customers and attract new customers, including Millennial and Gen Z consumers as well as customers internationally. Jurisdictions that represent a significant portion of our billed business outside of the United States include the United Kingdom (UK), the European Union (EU), Australia, Japan, Canada and Mexico.
For the year ended December 31, 2024, worldwide billed business (spending on American Express cards issued by us) was $1,551 billion and as of December 31, 2024, we had 83.6 million proprietary cards-in-force worldwide.

Merchant Acquiring Business
Our GMNS reportable operating segment builds and manages relationships with millions of merchants around the world that choose to accept American Express cards. This includes signing new merchants to accept our cards, agreeing on the discount rate (a fee charged to the merchant for accepting our cards) and handling servicing for merchants. We also build and maintain relationships with merchant acquirers, aggregators and processors to manage aspects of our merchant services business. For example, through our OptBlue® merchant-acquiring program, third-party processors contract directly with small merchants for card acceptance on our network and determine merchant pricing. We continue to grow merchant acceptance of American Express cards around the world and work with merchant partners so that our Card Members are warmly welcomed and encouraged to spend in the millions of places where their American Express cards are accepted. We also seek to drive greater usage of the American Express network by deepening merchant engagement and increasing Card Member awareness through initiatives such as our Shop Small® campaigns and expanding our payment options such as through debit and B2B capabilities.
GMNS also provides fraud-prevention tools, marketing solutions, data analytics and other programs and services to merchants and other partners that leverage the capabilities of our integrated payments platform.
Card Network Business
We operate a payments network through which we establish and maintain relationships with third-party banks and other institutions in approximately 120 countries and territories, licensing the American Express brand and extending the reach of our global network. These network partners are licensed to issue local currency American Express-branded cards in their countries and/or serve as the merchant acquirer for local merchants on our network.
For the year ended December 31, 2024, worldwide network services processed volume (spending on American Express cards issued by third parties) was $213.9 billion and as of December 31, 2024, we had 62.8 million cards-in-force issued by third parties worldwide.
Diverse Customer Base and Global Footprint
The following chart provides a summary of our diverse set of customers and broad geographic footprint based on worldwide network volumes:

% of Worldwide Network Volumes, FY'24
Commercial Services 29%
US SME
US Large & Global Corp.
Processed Volumes 12%
Int'l SME and Large Corp
Int'l Consumer
International Card Services 21%
US Consumer Services 38%

SME refers to small and mid-sized businesses with less than $300 million in annual revenues.

Partners and Relationships
Our integrated payments platform allows us to work with a range of business partners, and our partners in return help drive the scale and relevance of the platform.
There are many examples of how we work with partners, including: issuing cards under cobrand arrangements with other corporations and institutions (e.g., Delta Air Lines (Delta), Hilton Worldwide Holdings, Marriott International and British Airways); providing greater value to our Card Members (e.g., Amex Offers and statement credits for purchases with partners); offering innovative ways for our Card Members to earn and use points with our merchants (e.g., Pay with Points at Amazon.com); expanding merchant acceptance with third-party acquirers and processors (e.g., OptBlue partners); operating through joint ventures in certain jurisdictions (e.g., in China, the Middle East and Switzerland); developing new capabilities and features with our digital partners (e.g., PayPal and i2c); enhancing our travel benefits and services (e.g., Fine Hotels and Resorts®); and providing experiences and entertainment for Card Members (e.g., via Formula 1 and AEG Worldwide). We also have an ownership position in, and commercial arrangements with, Global Business Travel Group, Inc. (GBTG), which provides business travel-related services.
Delta is our largest strategic partner. Our relationships with, and revenues and expenses related to, Delta are significant and represent an important source of value for our Card Members. We issue cards under cobrand arrangements with Delta and the Delta cobrand portfolio continued to represent approximately 12 percent of worldwide billed business and approximately 21 percent of worldwide Card Member loans as of December 31, 2024. The Delta cobrand portfolio generates fee revenue and interest income from Card Members and discount revenue from Delta and other merchants for spending on Delta cobrand cards. The current Delta cobrand agreement runs through the end of 2029 and we expect to continue to make significant investments in this partnership. Among other things, Delta is also a key participant in our Membership Rewards program, provides travel-related benefits and services, including airport lounge access for certain American Express Card Members, accepts American Express cards as a merchant and is a corporate payments customer.
Working with all of our partners, we seek to provide value, choice and unique experiences across our customer base.
Our Spend-Centric Model and Revenue Mix
Our “spend-centric” business model focuses on generating revenues primarily by driving spending on our cards and secondarily through finance charges and fees. Spending on our cards, which is higher on average on a per-card basis versus our network competitors, offers superior value to merchants in the form of loyal customers and larger transactions, and attracts partners to provide value to our Card Members and merchants. Because of the revenues generated from having high-spending Card Members and the annual card fees we charge on many of our products, we are able to invest in attractive rewards and other benefits for Card Members, as well as targeted marketing and other programs and investments for merchants. This creates incentives for Card Members to spend more on their cards and positively differentiates American Express cards.
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
We have completed the environmental, social and governance goals under our 2021–2024 strategy, other than our continued work in support of Small Business Saturday and other Shop Small campaigns that will progress in 2025 and beyond. We are reviewing our approach on these topics as mandatory reporting requirements evolve globally.

Our Colleagues
Our colleagues are integral to executing our business strategies and to our overall success. As of December 31, 2024, we employed approximately 75,100 people, whom we refer to as colleagues, with approximately 25,800 colleagues in the United States and approximately 49,300 colleagues outside the United States. As of December 31, 2024, women represented 52.6 percent of our global workforce; Asian, Black/African American and Hispanic/Latino/a people represented 22.4 percent, 14.2 percent and 14.5 percent, respectively, of our U.S. workforce based on preliminary data for our 2024 U.S. EEO-1 submission; and 55 percent of our Executive Committee were women or from diverse races and ethnic backgrounds.
We believe that maintaining our strong workplace culture, adhering to our Blue Box values and ensuring that our people feel included, valued, recognized and backed helps us attract, retain and develop the right talent for American Express’ success. We conduct an annual Colleague Experience Survey and in 2024, 90 percent of colleagues who participated in the survey said they would recommend American Express as a great place to work.
We strive to offer a compelling colleague value proposition, which represents the many ways in which we support our colleagues to be and deliver their best. In 2024, we continued to invest in our colleagues, building on a wide range of learning and development opportunities and enhancing our competitive benefits in key areas including total compensation and holistic health and wellness.
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
We aim to provide our colleagues with competitive compensation and leading benefits and take a holistic approach to well-being, providing resources that address the physical, financial and mental health of our colleagues. Our financial well-being program, Smart Saving, provides tools and resources to help colleagues build their knowledge and skills for all life stages. We support our colleagues’ physical health and well-being through our corporate wellness program, Healthy Living and we provide resources and support to increase awareness about mental health among our colleagues through our Healthy Minds Program. We also have policies and processes in place to help ensure we compensate colleagues fairly and equitably. We review our compensation practices regularly and have conducted an annual pay equity review since 2017, assessing pay on a statistical basis and considering key factors known to affect compensation, such as role, level, tenure, performance and geography. In 2024, we maintained 100 percent pay equity, meaning no statistical differences in pay, for colleagues across genders globally and across races and ethnicities in the United States.

Information About Our Executive Officers
Set forth below, in alphabetical order, is a list of our executive officers as of February 7, 2025, including each executive officer’s principal occupation and employment during the past five years. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER —	Vice Chairman
Mr. Buckminster (64) has been Vice Chairman since April 2021. Prior thereto, he had been Group President, Global Consumer Services Group since February 2018.

HOWARD GROSFIELD —	Group President, U.S. Consumer Services
Mr. Grosfield (56) has been Group President, U.S. Consumer Services since February 2025. Prior thereto, he had been President, U.S. Consumer Services since May 2022, Executive Vice President and General Manager of U.S. Consumer Marketing and Global Premium Services since February 2021 and Executive Vice President and General Manager of U.S. Consumer Marketing Services from January 2016 to February 2021.

MONIQUE HERENA —	Chief Colleague Experience Officer
Ms. Herena (53) has been Chief Colleague Experience Officer since April 2019.

RAYMOND JOABAR —	Group President, Global Commercial Services
Mr. Joabar (59) has been Group President, Global Commercial Services since February 2025. Prior thereto, he had been Group President, Global Merchant and Network Services since April 2021 and President, Global Risk and Compliance and Chief Risk Officer since September 2019.

CHRISTOPHE Y. LE CAILLEC —	Chief Financial Officer
Mr. Le Caillec (59) has been Chief Financial Officer (CFO) since August 2023. Prior thereto, he had been Deputy CFO since December 2021 and Head of Corporate Planning since February 2019.

RAFAEL MARQUEZ —	President, International Card Services
Mr. Marquez (53) has been President, International Card Services since May 2022. Prior thereto, he had been President, International Consumer Services and Global Loyalty Coalition since September 2019.

ANNA MARRS —	Group President, Global Merchant and Network Services
Ms. Marrs (51) has been Group President, Global Merchant and Network Services since February 2025. Prior thereto, she had been Group President, Global Commercial Services and Credit & Fraud Risk since April 2021 and President, Global Commercial Services since September 2018.

GLENDA MCNEAL —	Chief Partner Officer
Ms. McNeal (64) has been Chief Partner Officer since February 2024. Prior thereto, she had been President, Enterprise Strategic Partnerships since March 2017.

DENISE PICKETT —	President, Enterprise Shared Services
Ms. Pickett (59) has been President, Enterprise Shared Services since February 2025. Prior thereto, she had been President, Global Services Group since September 2019.

RAVI RADHAKRISHNAN —	Chief Information Officer
Mr. Radhakrishnan (53) has been Chief Information Officer since January 2022. Mr. Radhakrishnan joined American Express from Wells Fargo & Company, where he served as Chief Information Officer for the Commercial Banking and Corporate & Investment Banking businesses since May 2020. Prior thereto, he had been Chief Information Officer, Wholesale, Wealth & Investment Management and Innovation from May 2019 to May 2020.

ELIZABETH RUTLEDGE —	Chief Marketing Officer
Ms. Rutledge (63) has been Chief Marketing Officer since February 2018.

LAUREEN E. SEEGER —	Chief Legal Officer
Ms. Seeger (63) has been Chief Legal Officer since July 2014.

JENNIFER SKYLER —	Chief Corporate Affairs Officer
Ms. Skyler (48) has been Chief Corporate Affairs Officer since October 2019.

STEPHEN J. SQUERI —	Chairman and Chief Executive Officer
Mr. Squeri (65) has been Chairman and Chief Executive Officer since February 2018.

DOUGLAS TABISH —	Chief Risk Officer
Mr. Tabish (55) has been Chief Risk Officer since April 2024. Prior thereto, he had been Executive Vice President and General Manager of Global Card & Risk Operations since January 2020.

COMPETITION
We compete in the global payments industry with networks, issuers, acquirers and other payment service providers and methods of payment, including paper-based transactions (e.g., cash and checks) and electronic transfers (e.g., wire transfers and Automated Clearing House (ACH)), as well as evolving and growing alternative mechanisms, systems and products that leverage new technologies, business models and customer relationships to create payment, financing or banking solutions. The payments industry continues to undergo dynamic changes in response to evolving technologies, consumer habits and merchant needs.
As a card issuer, we compete with financial institutions that issue general-purpose credit and debit cards, as well as businesses that issue private label cards, operate mobile wallets, provide payment services or extend credit. We face intense competition in the premium space and for cobrand relationships, as both card issuer and network competitors have targeted high-spending customers and key business partners with attractive value propositions. We also face competition for partners and other differentiated offerings, such as lounge space in U.S. and global hub airports, dining and event reservation and operational capabilities and other experiential offerings to customers. Our banking products also face strong competition, such as with respect to the rates offered on deposits.
Our global card network competes in the global payments industry with other card networks, including, among others, Visa, China UnionPay, Mastercard, JCB, Discover and Diners Club International (which is owned by Discover). We are the fourth largest general-purpose card network globally based on purchase volume, behind Visa, China UnionPay and Mastercard. In addition to such networks, we compete against a range of companies globally, including merchant acquirers, processors and web- and mobile-based payment platforms (e.g., Alipay, PayPal and Shop Pay), as well as regional payment networks (such as the National Payments Corporation of India).
The principal competitive factors that affect card-issuing, merchant and network businesses include:
•The features, value and quality of the products and services, including customer care, rewards programs and offers, partnerships, travel and lifestyle-related benefits (including lounges, dining and other entertainment), banking services and digital and mobile services, as well as the costs associated with providing such features and services
•Reputation and brand recognition
•The number, spending characteristics and credit performance of customers
•The quantity, diversity and quality of the establishments where the cards can be used
•The attractiveness of the value proposition to card issuers, merchant acquirers, third-party processors, cardholders, corporate clients, merchants and other payment intermediaries (including the relative cost and ease of using or accepting the products and services, and capabilities such as fraud prevention and data analytics)
•The number, quality and cost of other cards and other forms of payment and financing available to customers, as well as the integration and connectivity of those products
•The security of cardholder, merchant and network partner information
•The success of marketing and promotional campaigns
•The speed of innovation and investment in systems, technologies and product and service offerings
•The nature and quality of expense management tools, electronic payment methods and data capture and reporting capabilities, particularly for business customers
Another aspect of competition is the dynamic and rapid growth of alternative payment and financing mechanisms, systems and products, which include payment facilitators and aggregators, digital payment, open banking and electronic wallet platforms, point-of-sale lenders and buy now, pay later products, real-time settlement and processing systems, financial technology companies, digital currencies developed by both central banks and the private sector, blockchain and similar distributed ledger technologies, prepaid systems and gift cards, and systems linked to customer accounts or that provide payment solutions. The integration of new or evolving technologies, such as generative artificial intelligence, has the potential to create new or better competitor products, alter the competitive environment and disintermediate our relationship with customers. Additionally, various competitors are integrating more financial services into their product offerings and competitors are seeking to attain the benefits of an integrated payments platform, such as ours.

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
Governmental authorities have focused, and we believe will continue to focus, considerable attention on reviewing compliance by financial services firms and payment systems with laws and regulations, and as a result, we continually work to evolve and improve our risk management framework, governance structures, practices and procedures. Reviews by us and governmental authorities to assess compliance with laws and regulations, as well as our own internal reviews to assess compliance with internal policies, including errors or misconduct by colleagues or third parties or control failures, have resulted in, and are likely to continue to result in, changes to our products, practices and procedures, restitution to our customers and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations, enforcement proceedings and the imposition of fines or civil money penalties, in the event of noncompliance or alleged noncompliance with laws or regulations. For example, as previously disclosed, we entered into agreements to resolve governmental investigations related to historical sales practices for certain U.S. small business customers, which are described in more detail in Note 12 to the “Consolidated Financial Statements.” In addition, various regulatory agencies have announced they are reviewing credit card rewards programs for compliance with consumer protection laws and regulations. We have identified certain issues related to the rewards and benefits we provide including, as previously disclosed, that certain U.S. Card Members were not credited certain Membership Rewards points they had earned. We have taken actions to remediate these issues and enhance our related procedures and controls. We are cooperating with ongoing regulatory inquiries concerning our rewards and benefits programs.
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
Banking Regulation
American Express entities are subject to banking regulation in the United States and in certain jurisdictions internationally. U.S. federal and state banking laws, regulations and policies extensively regulate the Company, TRS and our U.S. bank subsidiary, American Express National Bank (AENB). For purposes of this Supervision and Regulation section, the “Company” refers only to American Express Company, a bank holding company, and does not include its subsidiaries. Both the Company and TRS are subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve and AENB is supervised, regulated and examined by the Office of the Comptroller of the Currency (OCC). The Company and its subsidiaries are also subject to the rulemaking, enforcement and examination authority of the Consumer Financial Protection Bureau (CFPB). Banking regulators have broad examination and enforcement powers, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions and require divestitures, any of which could compromise our competitive position. Many aspects of our business also are subject to rigorous regulation by other U.S. federal and state regulatory agencies and by non-U.S. government agencies and regulatory bodies. For example, non-U.S. regulators supervising our international regulated financial institutions use many of the same principles of regulation and supervision that are used by U.S. federal bank regulators.

Activities
The BHC Act generally limits bank holding companies to activities that are considered to be banking activities and certain closely related activities. As noted above, each of the Company and TRS is a bank holding company and each has elected to become a financial holding company, which is authorized to engage in a broader range of financial and related activities. In order to remain eligible for financial holding company status, the Company and TRS must meet certain eligibility requirements. Those requirements include that each of the Company and AENB must be “well capitalized” and “well managed,” and AENB must have received at least a “satisfactory” rating on its most recent assessment under the Community Reinvestment Act of 1977 (the CRA). The Company, TRS and their subsidiaries engage in various activities permissible only for financial holding companies, including, in particular, providing travel agency services, acting as a finder and engaging in certain insurance underwriting and agency services. If the Company fails to meet eligibility requirements for financial holding company status, it and its subsidiaries are likely to be barred from engaging in new types of financial activities or making certain types of acquisitions or investments in reliance on its status as a financial holding company, and ultimately could be required to either discontinue the broader range of activities permitted to financial holding companies or divest AENB. In addition, the Company and its subsidiaries are prohibited by law from engaging in practices that regulatory authorities deem unsafe or unsound (which such authorities generally interpret broadly) and regulatory authorities have discretion in determining whether new or modified activities can be conducted in a safe and sound manner.
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
Enhanced Prudential Standards
The Company is subject to the U.S. federal bank regulatory agencies’ rules that tailor the application of enhanced prudential standards to bank holding companies and depository institutions with $100 billion or more in total consolidated assets. Under these rules, each such bank holding company is assigned to one of four categories based on its status as a U.S. global systemically important banking organization and five other risk-based indicators: (i) total assets, (ii) cross-jurisdictional activity, (iii) non-bank assets, (iv) off-balance sheet exposure, and (v) weighted short-term wholesale funding, with the most stringent requirements applying to Category I firms and the least stringent requirements applying to Category IV firms. Under these rules, the Company became a Category III firm in the third quarter of 2024 as a result of the Company’s total consolidated assets exceeding $250 billion, calculated based on a daily average of total consolidated assets for the four quarters ended June 30, 2024. Category III firms are subject to heightened capital, liquidity and prudential requirements, single-counterparty credit limits and additional stress tests, which in some cases are subject to a transition period. AENB, as a depository institution subsidiary of a Category III firm, is also subject to certain enhanced prudential standards under these tailoring rules as described below.
Further changes in the levels of risk-based indicators described above, such as if we have $75 billion or more in cross-jurisdictional activity (based on a four-quarter trailing average), could result in the Company becoming a Category II firm and subject to more stringent capital, liquidity and prudential requirements. Our cross-jurisdictional activity was $66 billion as of December 31, 2024, and the four-quarter trailing average was $67 billion.
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

Under the Capital Rules, banking organizations are required to maintain minimum ratios for Common Equity Tier 1 (CET1 capital), Tier 1 capital (that is, CET1 capital plus additional Tier 1 capital) and Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets. We report our capital adequacy ratios using risk-weighted assets calculated under the standardized approach. Category III firms such as the Company are not subject to the advanced approaches capital requirements, whereas Category II firms are subject to the advanced approaches capital requirements under current capital rules, which introduce additional complexities in the methodologies used to calculate risk-weighted assets for purposes of determining capital adequacy ratios.
On July 27, 2023, the U.S. federal bank regulatory agencies issued a notice of proposed rulemaking that would significantly revise U.S. regulatory capital requirements for large banking organizations, including the Company and AENB. The proposed rules would apply a new expanded risk-based approach to calculating risk-based capital ratios, and large banking organizations would be required to calculate their risk-based capital ratios under both (i) the standardized approach and (ii) the expanded risk-based approach and use the lower of the two ratio calculations to determine binding capital constraints under each risk-based capital ratio. The expanded risk-based approach to calculating risk-weighted assets would apply more granular risk-weighting methodologies for credit risk, include a new standardized methodology for operational risk, include new approaches for calculating market and credit valuation adjustment risk and revise the treatment of equity exposures not subject to market risk capital requirements. The new approach to calculating market risk also would apply to calculations under the standardized approach. The methodology for operational risk would include differential treatment of fee and other non-interest revenues as compared to interest income for purposes of determining operational risk-weighted assets. The proposed rules would also include additional credit risk capital requirements for certain “unconditionally cancellable commitments” such as unused portions of committed lines of credit (e.g., credit cards) and would create a proxy methodology to assign capital requirements to credit exposure on products that carry no pre-set spending limits such as charge cards. The Federal Reserve has issued public statements indicating that it intends to work with other U.S. federal bank regulatory agencies on a revised proposal; however, any future rulemaking with respect to Basel III standards remains uncertain. The ultimate impact of any such rulemaking will depend on a number of factors, including the content of the final rulemaking, future minimum regulatory requirements and management decisions regarding our product constructs, capital distributions and target capital levels, and such rulemaking could result in significantly higher regulatory capital requirements for the Company and AENB.
The Company and AENB must each maintain CET1 capital, Tier 1 capital and Total capital ratios of at least 4.5 percent, 6.0 percent and 8.0 percent, respectively. On top of these minimum capital ratios, the Company is subject to a dynamic stress capital buffer (SCB) composed entirely of CET1 capital with a floor of 2.5 percent and AENB is subject to a static 2.5 percent capital conservation buffer (CCB). The SCB equals (i) the difference between a bank holding company’s starting and minimum projected CET1 capital ratios under the supervisory severely adverse scenario under the Federal Reserve’s stress tests described below, plus (ii) one year of planned common stock dividends as a percentage of risk-weighted assets. As a Category III firm, the required minimum capital ratios for the Company may be further increased by a countercyclical capital buffer of up to an additional 2.5 percent of risk-weighted assets, if enacted by the Federal Reserve, which must be held in the form of CET1 capital. The countercyclical capital buffer is currently set at zero percent; however it could change in the future. If the Federal Reserve were to raise the countercyclical capital buffer, covered banking organizations such as the Company would generally have 12 months after the announcement of such increase to meet the increased buffer requirement, unless the Federal Reserve sets an earlier effective date.
On August 28, 2024, the Federal Reserve confirmed the SCB for the Company of 2.5 percent, which remained unchanged from the level announced in July 2023. As a result, the effective minimum ratios for the Company (taking into account the SCB requirement) and AENB (taking into account the CCB requirement) are 7.0 percent, 8.5 percent and 10.5 percent for the CET1 capital, Tier 1 capital and Total capital ratios, respectively. Banking organizations with ratios of CET1 capital, Tier 1 capital or Total capital to risk-weighted assets below these effective minimum ratios face constraints on discretionary distributions such as dividends, repurchases and redemptions of capital securities and executive compensation. A bank holding company’s SCB requirement is effective on October 1 of each year and will remain in effect through September 30 of the following year unless it is reset in connection with resubmission of a capital plan, as discussed below.
The Company is also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets (as defined for regulatory purposes). The Company is also subject to a minimum supplementary leverage ratio, which is the ratio of Tier 1 capital to an expanded concept of leverage exposure that takes into account both on‐balance sheet assets and certain off‐balance sheet exposures. All banking organizations are required to maintain a leverage ratio of at least 4.0 percent, and Category III banking organizations such as the Company are required to maintain a minimum supplementary leverage ratio of 3.0 percent.

Liquidity Regulation
The Company and AENB are subject to two standards for liquidity risk supervision as implemented by the Federal Reserve and OCC: the minimum liquidity coverage ratio (LCR) and the net stable funding ratio (NSFR). The LCR is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets to meet its liquidity needs for a 30-day time horizon under an acute liquidity stress scenario specified by supervisors. The LCR measures the ratio of a firm’s high-quality liquid assets to its projected net outflows. The NSFR requires a minimum amount of longer-term funding sources based on the assets, commitments and derivative exposures of banking entities. As a Category III firm with less than $75 billion in weighted short-term wholesale funding, the Company, and its depository institution subsidiary, AENB, are subject to LCR and NSFR requirements at 85 percent of the full requirements. The Company and AENB are required to calculate the LCR and NSFR on a daily basis and the Company is required to make public disclosures related to its LCR on a quarterly basis and NSFR on a semi-annual basis, in each case, subject to applicable transition periods following the Company becoming a Category III firm. Category II firms and their depository institution subsidiaries are subject to the full requirements of the LCR and NSFR, as well as a requirement to submit a liquidity monitoring report on a daily (rather than monthly) basis.
In addition, the Federal Reserve’s enhanced prudential standards rule includes heightened liquidity and risk management requirements. The rule requires the maintenance of a liquidity buffer, consisting of highly liquid assets, that is sufficient to meet projected net outflows for 30 days over a range of liquidity stress scenarios. In contrast to the LCR, which is a standardized approach, the liquidity buffer requirement is calculated based on the Company’s own models.
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
Stress Testing and Capital Planning
Under the Federal Reserve’s regulations, the Company is subject to annual supervisory stress testing requirements and biennial company-run stress testing requirements (commonly referred to as Dodd-Frank Act Stress Tests or “DFASTs”) that are designed to evaluate whether a bank holding company has sufficient capital on a total consolidated basis to absorb losses and support operations under adverse economic conditions.
As part of the Comprehensive Capital Analysis and Review (CCAR), the Federal Reserve uses pro-forma capital positions and ratios under such stress scenarios to determine the size of the SCB for each CCAR participating firm. As a Category III firm, the Company is required to develop and submit to the Federal Reserve an annual capital plan and stress testing results on or before April 5 of each year.
The Company may be required to revise and resubmit its capital plan following certain events or developments, such as a significant acquisition or an event that could result in a material change in its risk profile or financial condition. If the Company is required to resubmit its capital plan, it must receive prior approval from the Federal Reserve for any capital distributions (including common stock dividend payments and share repurchases), other than a capital distribution on a newly issued capital instrument.

Dividends and Other Capital Distributions
The Company and TRS, as well as AENB and the Company’s insurance and other regulated subsidiaries, are limited in their ability to pay dividends by statutes, regulations and supervisory policy.
Common stock dividend payments and share repurchases by the Company are subject to the oversight of the Federal Reserve and the outcome of the annual CCAR stress testing exercise, as described above. The Company will be subject to limitations and restrictions on capital distributions if, among other things, (i) the Company’s regulatory capital ratios do not satisfy applicable minimum requirements and buffers or (ii) the Company is required to resubmit its capital plan.
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
Resolution and Recovery Planning
Certain bank holding companies are required to submit resolution plans to the Federal Reserve and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. As a Category III firm, the Company is required to submit a holding company resolution plan every three years, with submissions alternating between a full plan and a plan targeted on certain areas or subjects identified by the Federal Reserve and the FDIC. The Company’s next holding company resolution plan is required to be submitted by October 1, 2025. If the Federal Reserve and the FDIC determine that the Company’s plan is not credible and we fail to cure the deficiencies, we may be subject to more stringent capital, leverage or liquidity requirements; may be subject to more restrictions on our growth, activities or operations; or may ultimately be required to divest certain assets or operations to facilitate an orderly resolution.
AENB continues to be required to prepare and provide a separate resolution plan to the FDIC that would enable the FDIC, as receiver, to effectively resolve AENB under the FDIA in the event of failure. In June 2024, the FDIC issued a final rule revising its resolution plan requirements for insured depository institutions, which requires certain insured depository institutions with $100 billion or more in assets, including AENB, to submit full resolution plans every three years with interim supplements in non-submission years. Under the final rule, resolution plans are subject to more stringent standards with respect to their assumptions and content, as well as enhanced credibility standards for the FDIC’s evaluation of resolution plans and expanded expectations regarding engagement and capabilities testing. AENB will be required to submit its initial resolution plan under the final rule on or before July 1, 2026, with its initial interim supplement due on or before July 1, 2025.
In October 2024, the OCC issued final revisions to its recovery planning guidelines, which expand the recovery planning guidelines to apply to insured national banks with $100 billion or more in total consolidated assets, including AENB. The OCC’s recovery planning guidelines require a covered bank to develop, maintain and test a recovery plan that, among other things, identifies a range of options that could be undertaken by the covered bank to restore its financial strength and viability when it experiences considerable financial or operational stress, but has not deteriorated to the point that resolution is imminent. AENB will be required to develop a recovery plan by December 31, 2025 and test it by December 31, 2026, with testing then required periodically (but not less than annually) and following any significant changes to the recovery plan made in response to a material event.

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

Community Reinvestment Act
AENB is subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. AENB is currently designated a “limited purpose bank” under CRA regulations. In October 2023, the U.S. federal bank regulatory agencies adopted a final rule that makes extensive revisions to the CRA regulatory framework, including to the definition of “limited purpose bank,” which could impact AENB and alter its CRA compliance obligations. In March 2024, a preliminary injunction was granted postponing the effectiveness of the final rule and the implementation dates until the resolution of litigation challenging the final rule; whether the final rule will ultimately be implemented and any related compliance deadlines remain uncertain.
Climate Risk Management
In October 2023, the U.S. federal bank regulatory agencies issued “Principles for Climate-Related Financial Risk Management for Large Financial Institutions.” The principles apply to financial institutions with more than $100 billion in total consolidated assets, like the Company and AENB, and are broadly designed to provide a high-level framework for the safe and sound management of exposures to climate-related financial risks consistent with existing U.S. federal bank regulatory agencies’ rules and guidance. The principles outline six key aspects of climate-related financial risk management: governance; policies, procedures and limits; strategic planning; risk management; data, risk measurement and reporting; and scenario analysis. In addition, the principles offer risk assessment guidance for incorporating climate-related financial risks in various traditional risk categories.
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
The CFPB and other regulators have recently had a heightened focus on fees, rewards and other practices related to credit cards. For example, in March 2024, the CFPB issued a final rule lowering the safe harbor amount for credit card late fees that would be considered “reasonable and proportional” to the costs incurred by credit card issuers for late payments to eight dollars, eliminating a higher late fee safe harbor amount for subsequent late payments and eliminating the annual inflation adjustment for the safe harbor amount. In May 2024, a preliminary injunction was granted staying the effectiveness of the final rule; however, whether the final rule will ultimately be implemented remains uncertain. In addition, the CFPB and the U.S. Department of Transportation (DOT) have launched inquiries focused on credit card and airline rewards programs, with the CFPB issuing a circular to other agencies in December 2024 addressing the design, marketing and administration of credit card rewards programs.
In March 2023, the CFPB adopted a final rule requiring covered financial institutions, such as us, to collect and report data to the CFPB regarding certain small business credit applications. Based on our small business credit transaction volume, we will be required to comply with this rule by July 18, 2025 and begin reporting data to the CFPB by July 1, 2026.
In October 2024, the CFPB issued a final rule on personal financial data rights that requires financial institutions, including us, and other financial service providers (collectively referred to as data providers) to provide consumers and consumer-authorized third parties with access to consumers’ financial data in electronic form free of charge. At the earliest, for certain products, we will be required to comply with the rule beginning on April 1, 2026; however, the compliance timeline is subject to change due to the outcome of pending litigation challenging the rule. While the impact of the rule will depend upon a number of factors, including consumer behavior and the actions of data providers and recipients, open banking initiatives like this final rule have the potential to change the competitive landscape, presenting challenges to our business model, such as limiting advantages provided by our integrated payments platform, as well as opportunities since we may also act as an authorized third party and receive data from data providers.

We are also regulated in the United States under the “money transmitter” or “sale of check” laws in effect in most states. In addition, we are required by the laws of many states to comply with unclaimed and abandoned property laws, under which we must pay to states the face amount of any Travelers Cheque or prepaid card that is uncashed or unredeemed after a period of time depending on the type of product. Additionally, we are regulated under insurance laws in the United States and other countries where we offer insurance services. Our merchant acquiring business, and the third-party merchant acquirers, aggregators and processors with whom we have relationships, are also subject to certain aspects of regulation under consumer protection laws, such as by the Federal Trade Commission.
In countries outside the United States, regulators continue to focus on a number of key areas impacting our card-issuing businesses, particularly consumer protection (such as in the European Union (EU), the United Kingdom and Canada) and responsible lending (such as in Australia, Mexico, New Zealand and Singapore), with increasing importance on and attention to customers and outcomes rather than just ensuring compliance with local rules and regulations. For example, the Financial Conduct Authority’s Consumer Duty in the United Kingdom, among other things, requires firms to act to deliver “good outcomes” for retail customers with respect to products and services, price and value, consumer understanding and consumer support. Regulators’ expectations of firms in relation to their compliance, risk and control frameworks continue to increase and regulators are placing significant emphasis on a firm’s systems and controls relating to the identification and resolution of issues.
Payments Regulation
Legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through enforcement actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad regulatory regimes for payment systems.
Pricing for card acceptance, including interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), has been a focus of legislators and regulators in Australia, Canada, the EU, the United States and other jurisdictions. Recently, certain states in the United States have passed or are considering laws prohibiting interchange from being charged on all or certain components of transactions, such as sales tax and gratuities. Jurisdictions have also sought to regulate various other aspects of network operations and contract terms and practices governing merchant card acceptance, including information associated with electronic transactions, such as state legislation regarding the use of specific merchant categories codes or limiting the use of transaction data.
Regulation and other governmental actions relating to operations, pricing or practices could affect all networks and/or acquirers directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted, and may continue to negatively impact, the discount revenue we earn, including as a result of downward pressure on our merchant discount rates from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants. For example, we exited our network business in the EU and Australia as a result of regulation in those jurisdictions. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when we work with cobrand partners and agents in the EU. In 2018, the EU Court of Justice (CJEU) confirmed the validity of fee capping and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although its ruling provided only limited guidance as to when or how the provisions might apply in such circumstances and remains subject to differing interpretations by regulators and participants in cobrand arrangements. In December 2024, the CJEU held a hearing on questions referred by the Dutch Trade and Industry Appeals Tribunal regarding the interpretation of the application of the interchange fee caps in connection with an administrative proceeding by the Netherlands Authority for Consumers and Markets regarding our cobrand relationship with KLM Royal Dutch Airlines; the CJEU has not yet issued a decision. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU. See “Our business is subject to evolving and comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition” under “Risk Factors.”
In various countries, such as certain Member States in the EU, Australia and Canada (other than in the Province of Quebec), merchants are permitted by law to surcharge card purchases. In addition, the laws of a number of states in the United States that prohibit surcharging have been overturned and certain states have passed or are considering laws to permit surcharging by merchants. In jurisdictions allowing surcharging, we have seen an increase in merchant surcharging on American Express cards, particularly in certain merchant categories. Surcharging is an adverse customer experience and could have a material adverse effect on us, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business. In addition, we also encounter steering or differential acceptance practices by merchants, which could also have a material adverse effect on us. See “Surcharging, steering or other differential acceptance practices by merchants could materially adversely affect our business and results of operations” under “Risk Factors.”

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
Privacy, Data Protection, Data Management, Artificial Intelligence, Resiliency, Information Security and Cybersecurity
Regulatory and legislative activity in the areas of privacy, data protection, data management, artificial intelligence, resiliency, information security and cybersecurity continues to increase worldwide. We have established, and continue to maintain, policies and a governance framework to comply with applicable privacy, data protection, data management, artificial intelligence, resiliency, information security and cybersecurity laws and requirements, meet evolving customer and industry expectations and support and enable business innovation and growth; however, our policies and governance framework may be insufficient given the size and complexity of our business and heightened regulatory scrutiny.
Our regulators are increasingly focused on ensuring that our privacy, data protection, data management, artificial intelligence, resiliency and cybersecurity-related policies and practices are adequate to inform customers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to appropriately safeguard their personal information and account access. Regulators are also focused on end-to-end management of data, technology infrastructure and architecture, technology operations, resiliency and business continuity, and third-party risk management policies and practices, with regulatory expectations continuing to increase as we grow in size. For example, the EU Digital Operational Resilience Act, which applies as of January 2025, requires EU financial entities to have a comprehensive governance and risk management framework for information and communications technology risk. In addition, regulators and legislators have heightened their focus on the use of artificial intelligence and machine learning through the application of existing laws and regulations as well as by adopting new laws and regulations, such as the EU’s AI Act and state artificial intelligence legislation (e.g., Colorado AI Act). These new and emerging laws and regulations are reshaping how we develop, deploy and manage artificial intelligence systems, including by imposing new obligations related to data use, recordkeeping, transparency and human oversight.
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
We are also subject to certain privacy, data protection, data management, artificial intelligence, resiliency, information security and cybersecurity laws in other countries in which we operate (including Member States in the EU, Australia, Canada, China, Japan, Hong Kong, India, Indonesia, Mexico, Singapore, Thailand and the United Kingdom), some of which are more stringent and/or expansive than those in the United States and may conflict with each other. Some jurisdictions have instituted or are considering instituting requirements that make it onerous to transfer personal data to other jurisdictions, and certain countries require in-country data processing and/or in-country storage of data. Compliance with such laws results in higher technology, administrative and other costs for us, could limit our ability to optimize the use of our data, and could require use of local technology services. Some of these laws also require us to provide foreign governments and other third parties broader access to our data and intellectual property. Data breach and operational outage notification laws or regulatory activities to encourage such notifications and regulatory activity and laws around resiliency, business continuity and third-party risk management are also becoming more prevalent in jurisdictions outside the United States in which we operate.

The EU and UK General Data Protection Regulations (GDPR) impose legal and compliance obligations on companies that process personal data of individuals in the EU and UK, irrespective of the geographical location of the company, with the potential for significant fines for non-compliance (up to 4 percent of total annual worldwide revenue). These laws include, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to affected individuals and supervisory authorities and restrictions on the cross-border transfers of EU or UK personal data. We rely on a variety of compliant transfer mechanisms to transfer this personal data, including the use of binding corporate rules and standard contractual clauses. In 2023, the EU and UK regulators approved the EU-U.S. Data Privacy Framework and the UK Data Bridge, enabling easier transfers of EU and UK personal data to participating companies in the United States. We are also subject to certain data protection laws in Member States in the EU, which may be more stringent than the EU GDPR. Our data protection programs have become the subject of heightened scrutiny in certain Member States in the EU and we continue to make changes to our privacy practices and data management to comply with these requirements.
Anti-Money Laundering, Countering the Financing of Terrorism, Economic Sanctions and Anti-Corruption Compliance
We are subject to significant supervision and regulation, and an increasingly stringent enforcement environment, with respect to compliance with anti-money laundering (AML), countering the financing of terrorism (CFT), sanctions and anti-corruption laws and regulations. Failure to maintain and implement adequate programs and policies and procedures for AML/CFT, sanctions and anti-corruption compliance could have material financial, legal and reputational consequences. Additionally, our AML/CFT, sanctions and anti-corruption compliance programs may limit our ability to pursue certain business opportunities or affect our relationships with certain partners, service providers and other third parties.
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
Economic Sanctions
National governments and international bodies, such as the United Nations and the EU, have imposed economic sanctions against individuals, entities, vessels, governments, regions and countries that endanger their interests or violate international norms of behavior. Sanctions have been used to advance a range of foreign policy goals, including conflict resolution, counterterrorism, counternarcotics and promotion of democracy and human rights, among other national and international interests. We maintain a global sanctions compliance program designed to meet the requirements of applicable sanctions regimes. Failure to comply with such requirements could subject us to serious legal and reputational consequences, including criminal penalties.
The United States has imposed economic sanctions that affect transactions involving targeted jurisdictions, parties or activities. The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) administers most U.S. sanctions. OFAC regulations prohibit U.S. persons from engaging in financial transactions with or relating to, or other dealings involving, a targeted individual, entity, vessel, government or country without a license or other authorization. OFAC regulations require U.S. persons to block property and property interests of parties on OFAC’s Specially Designated Nationals and Blocked Persons List and entities owned 50 percent or more by one or more Specially Designated Nationals. Blocked property (e.g., bank deposits or other financial assets) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Regulatory authorities in other international jurisdictions, such as the United Kingdom and Member States in the EU, administer similar programs to U.S. sanction programs.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the Exchange Act), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted outside the United States by non-U.S. affiliates in compliance with applicable law and whether or not the activities are sanctionable under U.S. law.
In 2024, we became aware that a third-party automated teller machine (ATM) network provider maintained a relationship with an Iranian bank identified on the Specially Designated Nationals and Blocked Persons list. As a result, American Express Card Members had the ability to access ATMs located outside of Iran that were operated by the Iranian bank through our ATM authorization program. We have identified approximately 37 such ATM transactions by Card Members. We had negligible gross revenues and net profits attributable to these transactions. We immediately suspended our relationship with the ATM network provider and do not intend to continue to engage in this activity.
In 2024, we also identified approximately 30 consumer accounts of individuals that may be, or may have been, employed by the Government of Iran. We believe the accounts were used only for personal expenses. We had negligible gross revenues and net profits attributable to these accounts. All of the accounts are closed and we do not intend to continue to engage in this activity.
We voluntarily reported the above transactions and accounts to OFAC.
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
The Dodd-Frank Act requires U.S. financial regulators, including the Federal Reserve and the Securities and Exchange Commission (SEC), to adopt rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets. In 2016, the federal banking regulators, the SEC, the Federal Housing Finance Agency and the National Credit Union Administration proposed revised rules on incentive-based compensation practices, which were reproposed by certain of those agencies in 2024, but have not yet been finalized. If these or other regulations are adopted in a form similar to what has been proposed, they will impose limitations on the manner in which we may structure compensation for our colleagues, which could adversely affect our ability to hire, retain and motivate key colleagues.

ADDITIONAL INFORMATION
We maintain an Investor Relations website at https://ir.americanexpress.com. We make available free of charge, on or through this website, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC.
In addition, we routinely post financial and other information, some of which could be material to investors, on our Investor Relations website. Information regarding our corporate sustainability initiatives and related disclosures are available on the Corporate Sustainability section of our website at https://go.amex/esg.
The content of any of our websites referred to in this report is not incorporated by reference into this report or any other report filed with or furnished to the SEC. We have included such website addresses only as inactive textual references and do not intend them to be active links.
Our business as a whole has not experienced significant seasonal fluctuations, although billed business tends to be moderately higher in the fourth quarter than in other quarters. As a result, the amount of Card Member loans and receivables outstanding tend to be moderately higher during that quarter. Additionally, we tend to have a higher proportion of retail-related billed business in the fourth quarter, which on average has a slightly lower merchant discount rate.

ITEM 1A.    RISK FACTORS
This section highlights certain risks that could affect us and our businesses, broadly categorized in accordance with the risk types identified in our Enterprise Risk Management (ERM) Framework: “Strategic & Business, Reputational and Country Risks,” “Operational and Compliance/Legal Risks” and “Model, Credit, Market and Funding & Liquidity Risks.” You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K, including in “Risk Management” under “MD&A,” which describes our approach to identifying, monitoring and managing the risks we assume in conducting our businesses and provides certain quantitative and qualitative disclosures about market risks. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques, may not be fully effective in managing the risks to which we are exposed. For example, while we are currently conducting a comprehensive assessment and uplift of our risk management capabilities and control environment, the outcome may not meet our or our regulators’ expectations.
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
We offer a broad array of products and services to consumers, small businesses, mid-sized companies and large corporations and thus are very dependent upon the level of consumer and business activity and the demand for payment and financing products. Slow economic growth, economic contraction or shifts in broader consumer and business trends significantly impact customer behaviors, including spending on our cards, the ability and willingness of Card Members to borrow and pay amounts owed to us, demand for fee-based products and services and levels of customers’ deposits with us.
Factors such as consumer spending and confidence, household income and housing prices, unemployment rates, business investment and inventory levels, bankruptcies, geopolitical instability, public policy decisions, government spending, international trade relationships, tariffs, interest rates, taxes, inflation and deflation (including the effects of related governmental responses), energy costs and availability of capital and credit all affect the economic environment and, ultimately, our profitability. Additionally, sustained periods of high inflation may, among other things, increase certain of our expenses and erode consumer purchasing power, confidence and spending. An economic downturn or recession may result in higher unemployment and lower household income, consumer spending, corporate earnings and business investment, which may negatively impact spending on our cards and demand for our products, and increase delinquencies and write-off rates.
Spending by our premium consumer Card Members, for example, is sensitive to personal discretionary spending levels and tends to decline during general economic downturns. Likewise, spending by small business and corporate clients, which comprised approximately 42 percent of our worldwide billed business during 2024, depends in part on the economic environment and a favorable climate for continued business investment and new business formation. The consequences of negative circumstances impacting us or the economic environment generally can be sudden and severe and can impact customer types and geographies in which we operate in very different ways.
Our business is subject to the effects of geopolitical conditions, weather, natural disasters and other catastrophic events.
Geopolitical conditions, terrorist attacks, military conflicts, supply chain issues, natural disasters, severe weather, widespread health emergencies or pandemics, information or cybersecurity incidents (including intrusion into or degradation or unavailability of systems or technology by cyberattacks), operational incidents and other catastrophic events can have a material adverse effect on our business. Political and social conditions, including geopolitical instability (such as from tensions involving China and the U.S.), fiscal and monetary policies (including developments related to the U.S. federal deficit, debt ceiling, government shutdowns and other budgetary issues), trade wars and tariffs, labor shortages, regional or domestic hostilities, economic sanctions and the prospect or occurrence of more widespread conflicts could also negatively affect our business, operations and partners, consumer and business spending, including travel patterns and business investment, and demand for credit. Pandemics and other health emergencies can have widespread and unpredictable impacts on global society, economic conditions and consumer and business behavior, which may reoccur or occur over an extended duration, such as the macroeconomic and behavioral impacts during the COVID-19 pandemic. Because we derive a portion of our revenues from travel-related spending and many of our partners’ businesses relate to travel, our business is sensitive to impacts to travel and tourism, such as health and safety concerns and limitations on travel and mobility. In addition, disruptions in air travel and other forms of travel can result in the payment of claims under travel protection products we offer.
A number of actions are taking place across the globe that impact geopolitical stability. Several countries are considering or have implemented tariffs or other trade barriers or restrictions, as well as other measures affecting cross-border commerce and the flow of information, which could have broad economic consequences, impact global supply chains and negatively affect our business, customers and partners. There are multiple ongoing military conflicts (such as the Russia-Ukraine and Middle East conflicts) and geopolitical tensions may result in additional conflicts or escalate existing conflicts. Following the Russian invasion of Ukraine, we announced that we suspended business operations in Russia and Belarus, and these conflicts have led to economic uncertainty and market disruptions, including the imposition of sanctions and export controls. The broader consequences remain uncertain, but geopolitical conditions may adversely affect macroeconomic conditions and our business in a number of ways, including regional instability, increased prevalence and sophistication of cyberattacks, potential retaliatory action against companies such as us, further sanctions activity and related regulatory scrutiny, increased inflation, further increases or fluctuations in commodity and energy prices, decreases in global travel and further disruptions to the global supply chain. If international political instability and geopolitical tensions continue or increase, our business and results of operations could be harmed.
Hurricanes, wildfires and other natural disasters have impacted, and may continue to impact, spending and credit performance in the areas affected. For example, there can be no assurance as to the ultimate impact of the Los Angeles area wildfires on spending levels and credit performance. Disasters and catastrophic events, and the impact of such events on certain industries or the overall economy, could have a negative effect on our business, results of operations and infrastructure, including our technology and systems. Climate-related risks may exacerbate certain of these threats, including the frequency and severity of weather-related events. Card Members in California, Florida, New York, Texas, Georgia and New Jersey account for a significant portion of U.S. consumer and small business billed business and Card Member loans, and our results of operations could be impacted by events or conditions that disproportionately or specifically affect one or more of those states.
Our operating results may materially suffer because of substantial and increasingly intense competition worldwide in the payments industry.
The payments industry is highly competitive, and we compete with networks, issuers, acquirers, and other payment service providers and methods of payment, including paper-based transactions (e.g., cash and checks) and electronic transfers (e.g., wire transfers and ACH), as well as evolving and growing alternative mechanisms, systems and products (e.g., web- and mobile-based payment platforms). If we are not able to differentiate ourselves from our competitors, develop compelling value propositions for our customers and/or effectively grow in areas such as digital payments and emerging technologies, we may not be able to compete effectively.
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
Some of our competitors have substantially greater scale and resources than we have and may offer richer value propositions or a wider range of programs and services than we offer or may use more effective strategies to acquire and retain more customers, capture a greater share of spending and borrowings, develop more attractive cobrand card and other partner programs, obtain more favorable terms with merchants and maintain greater merchant acceptance than we have. Competition may also intensify as participants in the payments industry merge or enter into joint ventures or other business combinations that compete with our products and services. Government actions or initiatives may also provide competitors with increased opportunities to derive competitive advantages and may create new competitors, including in some cases a government entity. We may not be able to compete effectively against these threats or respond or adapt to changes in consumer spending and borrowing or merchant acceptance as effectively as our competitors. Costs such as Card Member rewards and Card Member services expenses could continue to increase as we evolve our value propositions, including in response to increased competition.
Spending on our cards could continue to be impacted by increasing usage of credit and debit cards issued on other networks and real-time settlement transactions, such as bank transfers, as well as adoption of alternative payment mechanisms, systems and products. The fragmentation of customer spending, such as to take advantage of different merchant or card incentives, as a result of point-of-sale practices that impact merchant acceptance (e.g., surcharging or differential acceptance) or for convenience with technological solutions, may continue to increase. Revolving credit balances on our cards could also be impacted by alternative financing providers, such as point-of-sale lenders and buy now, pay later products. To the extent other payment and financing mechanisms, systems and products continue to successfully expand, our discount revenues earned from Card Member spending and our net interest income earned from Card Member borrowing could be negatively impacted. In addition, companies that control access to consumer and merchant payment method choices at the point of sale or through digital wallets, commerce-related experiences, mobile applications or other technologies could choose not to accept, suppress use of, or degrade the experience of using our products or could restrict our access to our customers and transaction data. Such companies could also require payments from us to participate in such digital wallets, experiences or applications or negotiate incentives or pricing concessions, impacting our profitability on transactions.
The competitive value of our data and demand for our products and services may also be diminished as traditional and non-traditional competitors use other, new data sources and technologies to derive similar insights and by certain regulations. Open banking initiatives that are increasingly being promoted by governments and regulators may result in a number of challenges to our business model, such as disintermediating us from our customers, steering customers away from our products and services or decreasing our attractiveness to partners. Competitors have also sought to create their own integrated payments platforms, and may have competitive advantages in doing so as compared to our business.
To the extent we expand into, or further grow in, new business areas, such as new products and services that complement our card products, and new geographic regions, we will face competitors with more experience and more established relationships with relevant customers, regulators and industry participants, which could adversely affect our ability to compete. Laws and business practices that favor local competitors, require card transactions to be routed over domestic networks or prohibit or limit foreign ownership of certain businesses could limit our growth in international regions.
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
In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we work with partners such as Delta, Hilton, Marriott and British Airways to offer cobranded cards for consumers and small businesses, and with partners in many industries, including Delta, to offer benefits and rewards to Card Members. See “Partners and Relationships” under “Business” for additional information on our business partnerships, including with Delta.
Competition for relationships with key business partners is very intense and there can be no assurance we will be able to grow or maintain these partner relationships or that they will remain as profitable or valued by our customers. Establishing and retaining attractive cobrand card partnerships is particularly competitive among card issuers and networks as these partnerships typically appeal to high-spending loyal customers. All of our cobrand portfolios in the aggregate accounted for approximately 25 percent of our worldwide billed business for the year ended December 31, 2024. Card Member loans related to our cobrand portfolios accounted for approximately 36 percent of our worldwide Card Member loans as of December 31, 2024.
Cobrand arrangements are entered into for a fixed period, generally ranging from five to ten years, and will terminate in accordance with their terms, including at the end of the fixed period unless extended or renewed at the option of the parties, or upon early termination as a result of an event of default or otherwise. We face the risk that we could lose partner relationships, even after we have invested significant resources in the relationships. Additionally, partners may make changes to the products and services they offer or otherwise become less desirable to our customers, which may lower the value of our products, such as the cobranded cards we issue to our customers. We may also choose not to renew certain cobrand relationships. Billed business could decline and Card Member attrition could increase, in each case, significantly as a result of the termination of one or more cobrand partnership relationships. In addition, some of our cobrand arrangements provide that, upon expiration or termination, the cobrand partner may purchase or designate a third party to purchase the loans generated with respect to such cobranded card portfolio, which could result in the loss of the card accounts and a significant decline in our Card Member loans outstanding.
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
Arrangements with our business partners represent a significant portion of our business. We are exposed to risks associated with our business partners, including reputational issues, business slowdowns, bankruptcies, liquidations, restructurings, consolidations and outages, and the possible obligation to make payments to our partners.
Our success is, in many ways, dependent on the success of our partners. From customer acquisition to cobranding arrangements, from participation in our rewards programs to facilitating B2B supplier payments for our corporate clients, we rely on our business partners across many aspects of our company and our arrangements with business partners represent a significant portion of our business. For example, our two largest redemption partners are Amazon and Delta. Some of our partners manage certain aspects of our customer relationships, such as our OptBlue partners. To the extent any of our partners fail to effectively promote and support our products, experience a slowdown in their business, operational disruptions, reputational issues or loss of consumer confidence, or are otherwise unable to meet our expectations or those of their other stakeholders, our business may be materially negatively impacted. For example, the operational rights relating to our prepaid reloadable and gift card business are owned by a business partner and the reloadable operations have experienced disruptions and compliance issues that impacted the ability of our prepaid customers to load and use their cards. If such operations are interrupted, suspended, terminated or otherwise experience further issues in the future, it could further negatively impact our customers’ experience, result in additional costs, litigation and regulatory action, and harm our business and reputation. We also face the risk that existing relationships will be renegotiated with less favorable terms for us or that we may be unable to renegotiate on terms that are acceptable to us. In addition, we may be obligated to make or accelerate payments to certain business partners such as cobrand partners upon the occurrence of certain triggering events such as a shortfall in certain performance and revenue levels. If we are not able to effectively manage these triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. See Note 12 to the “Consolidated Financial Statements” for additional information on financial commitments related to agreements with certain cobrand partners.
Similarly, we are exposed to risk from bankruptcies, liquidations, insolvencies, financial distress, restructurings, consolidations, operational outages, cybersecurity incidents and other similar events that may occur in any industry representing a significant portion of our billed business, which could negatively impact particular card products and services (and volumes generally) and our financial condition and results of operations. We have previously and may in the future pre-purchase loyalty points from certain of our cobrand partners, the value of which may diminish to the extent such partners cease operations or such points become less desirable to our customers. We could also be materially impacted if we were obligated or elected to reimburse Card Members for products and services purchased from merchants that have ceased operations or stopped accepting our cards. For example, we are exposed to credit risk in the airline industry to the extent we protect Card Members against non-delivery of purchases, such as where we have remitted payment to an airline for a Card Member purchase of tickets that have not yet been used or “flown.” If we are unable to collect the amount from the airline, we may bear the loss for the amount credited to the Card Member. Spending at airline merchants accounted for approximately 7 percent of our worldwide billed business for the year ended December 31, 2024.
For additional information relating to operational risks of our business partners, see “We rely on third-party providers for acquiring and servicing customers, technology, platforms and other services integral to the operations of our businesses. These third parties may act in ways that could materially harm our business” below.
We face continued intense competitive pressure that may materially impact the prices we charge for accepting our cards for payment, as well as the risk of losing merchant relationships, which could have a material adverse impact on our business and results of operations.
We face pressure from competitors that primarily rely on sources of revenue other than discount revenue or have lower costs that can make their pricing for card acceptance more attractive. Merchants, business partners and third-party merchant acquirers, aggregators and processors are also able to negotiate incentives, pricing concessions and other favorable contractual provisions from us as a condition to accepting our cards, being cobrand partners, offering benefits to our Card Members or signing merchants to accept American Express cards. As these parties become even larger (such as the largest tech companies), we may have to increase the amount of incentives and/or concessions we provide to them. We also face the risk of losing relationships with these parties or that they limit acceptance of our cards, which could materially adversely affect spending on our cards and our ability to retain current Card Members and attract new Card Members and therefore, our business and results of operations.
Our merchant discount rates have been impacted by regulatory changes affecting competitor pricing in certain international countries and U.S. states and may in the future be impacted by pricing regulation. We have also experienced erosion of our merchant discount rates as we increase merchant acceptance. We may not be successful in significantly expanding merchant acceptance or offsetting rate erosion with volumes at new merchants. In addition, the regulatory environment and differentiated payment models and technologies from non-traditional players in the alternative payments space could pose challenges to our traditional payment model and adversely impact our merchant discount rates. Some merchants, including large tech companies and other large merchants, continue to invest in their own payment and financing solutions, such as proprietary-branded digital wallets, using both traditional and new technology platforms. If merchants are able to drive broad consumer adoption and usage, it could adversely impact our merchant discount rates and network and loan volumes.
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
Surcharging, steering or other differential acceptance practices by merchants could materially adversely affect our business and results of operations.
In certain countries, such as Australia, Canada (other than in the Province of Quebec) and certain Member States in the EU, and in certain states in the United States, merchants are permitted by law to engage in surcharging, steering or other differential acceptance practices for certain card purchases and certain merchants and merchant organizations continue to push for these practices in other jurisdictions. In jurisdictions allowing surcharging, we have seen an increase in merchant surcharging on American Express cards, particularly in certain merchant categories, and in some cases, either the surcharge is greater than that applied to Visa and Mastercard cards or Visa and Mastercard cards are not surcharged at all (practices that are known as differential surcharging), even though there are many cards issued on competing networks that have an equal or greater cost of acceptance for the merchant.
We also encounter merchants that accept our cards, but tell their customers that they prefer to accept another type of payment or otherwise seek to suppress use of our cards or certain of our cards, such as limiting the use of our cards for certain transactions. Our Card Members value the ability to use their cards where and when they want to, and we, therefore, take steps to meet our Card Members’ expectations and to protect the American Express brand by prohibiting discrimination through provisions in our merchant contracts, including non-discrimination and honor-all-cards provisions, subject to local legal requirements. We have increasingly relied on merchant acquirers, aggregators and processors to manage certain aspects of our merchant relationships. When we work with such third parties, we are dependent on them to promote and support the acceptance and usage of our cards, but they may have business interests, strategies or goals that are inconsistent with ours.
Recently introduced products, such as debit cards on the American Express network, could fail to gain market acceptance and American Express cards could become less desirable to consumers and businesses generally due to surcharging, steering or other forms of discrimination, which could result in a decrease in cards-in-force, coverage and transaction volumes. The impact could vary depending on such factors as: the industry or manner in which a surcharge is levied; how Card Members are surcharged or steered to other card products or payment forms at the point of sale; the ease and speed of implementation for merchants, merchant acquirers, aggregators, processors or other merchant service providers, including as a result of new or emerging technologies; the size and recurrence of the underlying charges; and whether and to what extent these actions are applied to other forms of payment, including whether it varies depending on the type of card (e.g., credit or debit), product, network, acquirer or issuer. Discrimination against American Express cards could have a material adverse effect on our business, financial condition and results of operations, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business.
We may not be successful in our efforts to promote card usage or attract new Card Members, including through marketing and promotion, merchant acceptance and Card Member rewards and services, or to effectively control the costs of such investments, all of which may materially impact our profitability.
Revenue growth is dependent on increasing consumer and business spending on our cards, growing loan balances and increasing fee revenue. We have been investing in a number of growth initiatives, including to attract new Card Members, retain existing Card Members and capture a greater share of customers’ total spending and borrowings. There can be no assurance that our investments will continue to be effective, particularly as consumer and business behaviors continue to change. In addition, to the extent our products or offers attract customers looking for short-term incentives rather than incentivize long-term loyalty, Card Member attrition and costs could increase. Increasing spending on our cards also depends on our continued expansion of merchant acceptance of our cards. If we are unable to continue growing merchant acceptance and perceptions of coverage, or if merchants decide to no longer accept American Express cards or more greatly engage in surcharging, steering or other differential acceptance practices, our business could suffer. Expanding our product and service offerings, adding customer acquisition channels and forming new partnerships or renewing current partnerships could have higher costs than our current arrangements, fail to resonate with customers, adversely impact our merchant discount rates or dilute our brand.
Another way we invest in customer value is through our Membership Rewards program, as well as other Card Member benefits. Any significant change in, or failure by management to reasonably estimate, actual redemptions of Membership Rewards points and associated redemption costs could adversely affect our profitability. We rely on third parties for certain redemption options, Card Member offers and other rewards and benefits, and we may modify or not be able to continue to offer such rewards and benefits in the future, which could diminish the value of the program for our Card Members. In addition, many credit card issuers and certain other companies have instituted rewards and cobrand programs and other benefits and services that are similar to ours and may be more attractive. An inability to differentiate our products and services could materially adversely affect us.
We may not be able to cost-effectively manage and expand Card Member benefits, including containing the growth of marketing, promotion, rewards and Card Member services expenses in the future, and our ability to do so will depend in part on our ability to attract value from partners. If such expenses increase beyond our expectations, we will need to find ways to offset the financial impact by increasing other areas of revenues such as fee-based revenues, decreasing operating expenses or other investments in our business, or both. We may not succeed in doing so, particularly in the current competitive and regulatory environment, which has included heightened scrutiny on credit card rewards programs. In addition, increased costs as a result of business and economic conditions may require that we reduce investments in other areas.
Our brand and reputation are key assets of our Company, and our business may be materially affected by how we are perceived in the marketplace.
Our brand and its attributes are key assets, and we believe our continued success depends on our ability to preserve, grow and realize the benefits of the value of our brand. Our ability to attract and retain consumer and small business Card Members and corporate clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, privacy and data protection, management, workplace culture, merchant acceptance, financial condition, response to political and social issues or catastrophic events and other subjective qualities. Negative perceptions or publicity regarding these matters — even if related to seemingly isolated incidents and whether or not factually correct—could erode trust and confidence and damage our reputation among existing and potential Card Members, corporate clients, merchants and partners, which could make it difficult for us to attract new customers and maintain existing ones, and could subject us to heightened legal and regulatory scrutiny. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including card practices, regulatory compliance, the use and protection of customer information, conduct by our colleagues and policy engagement, including activities of the American Express Company Political Action Committee, and from actions taken by regulators or others in response thereto. Moreover, the speed with which information spreads through social media, enhanced technology and other news sources and the ease with which customers transact may amplify the onset and negative effects from such perceptions.
Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of or controversy related to a third-party service provider, business partner, merchant acquirer or network partner may be attributed by Card Members and merchants to us, thus damaging our reputation and brand value. Our brand may also be negatively impacted by acceptance of American Express cards by merchants in certain industries, when American Express cards are used for payment for legal, but controversial, products and services or any government inquiries or legislative scrutiny related to card acceptance or usage. The lack of acceptance, suppression of card usage or surcharging by merchants can also negatively impact perceptions of our brand and our products, lower overall transaction volume and increase the attractiveness of other payment products or systems. Adverse developments with respect to our industry, including the creation and implementation of new merchant categories codes, may also negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a corporation with headquarters and operations located in the United States and a brand name referring to the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. These risks to our brand and reputation, as well as other risks described in this Risk Factors section, are heightened by the increasing sophistication and availability of artificial intelligence technology, including by assisting with the creation of deepfakes and increasing the velocity of distribution of disinformation. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our business volumes, revenues and profitability.
We face increased scrutiny from stakeholders who have diverging views related to business practices and company activities, which could result in reputational harm, litigation, enforcement actions and other adverse consequences. In addition, we are subject to increasing regulatory requirements and legal risks related to environmental, social and governance topics, such as those arising from new disclosure requirements in certain jurisdictions. Inaccurate perceptions or mischaracterizations of disclosures on these topics, or our goals and initiatives, while outside of our control, could impact our reputation, colleague hiring and retention and public perceptions of our business.
If we are not able to successfully invest in, and compete with respect to, technological developments and new products and services across all our businesses, our revenue and profitability could be materially adversely affected.
Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in technology across all areas of our business, including in transaction processing, data management and analytics, machine learning and artificial intelligence, customer interactions and communications, open banking and alternative payment and financing mechanisms, authentication technologies and digital identification, tokenization, real-time settlement and risk management and compliance systems. Incorporating new technologies into our products and services, including developing the appropriate governance and controls consistent with regulatory expectations, requires substantial expenditures and takes considerable time, and may have unintended consequences or ultimately be unsuccessful. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, our existing technology.
The process of developing new products and services, enhancing existing products and services and adapting to technological changes and evolving industry standards is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly impede our ability to compete effectively. Our competitors may develop products, platforms or technologies that become more widely adopted by consumers, merchants or service providers than ours, including as a result of increased involvement by technology companies in the payments industry and our competitors’ greater scale or ability to pursue and adopt new technologies. In addition, we may underestimate the resources needed and overestimate our ability to develop new products and services, particularly beyond our traditional card products and travel-related services.
The use of artificial intelligence and machine learning technologies, including generative artificial intelligence, has increased rapidly with the increasing sophistication and applications of the technology. Our and our partners’ use of artificial intelligence and machine learning is subject to various risks including flaws in models or datasets that may result in biased or inaccurate results, unintended or unexpected outcomes, ethical considerations regarding artificial intelligence, infringement of intellectual property rights, exposure of proprietary or personal information, heightened security risks and the ability to safely deploy and implement governance and controls for artificial intelligence systems. The complexity of these technologies can make it difficult to assess proper operation, reduce error, or understand and explain their outputs. Adverse consequences of artificial intelligence and machine learning remain uncertain but could include flaws in the decisions, predictions, outputs or analysis such technologies produce and subjecting us to competitive harm, legal liability, heightened regulatory scrutiny and brand or reputational harm.
Our ability to adopt new technologies may be inhibited by the emergence of industry-wide standards, a changing legislative and regulatory environment, an inability to develop appropriate governance and controls, a lack of internal product and engineering expertise, resistance to change from Card Members, merchants or service providers, lack of appropriate change management processes or the complexity of our systems. In addition, our adoption of new technologies and our introduction of new products and services may increase operational complexity and risk, and expose us to new or enhanced risks, particularly in areas where we have less experience or our existing governance and control systems may be insufficient, which could require us to make substantial expenditures or subject us to legal liability, heightened regulatory scrutiny and brand or reputational harm.
We may not be successful in realizing the benefits associated with our acquisitions, strategic alliances, joint ventures and investment activity, and our business and reputation could be materially adversely affected.
We have acquired a number of businesses and have made a number of strategic investments, and continue to evaluate potential transactions. There is no assurance that we will be able to successfully identify suitable candidates, value potential investment or acquisition opportunities accurately, negotiate acceptable terms for those opportunities, or complete proposed acquisitions and investments. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures, including in integrating systems and personnel or further developing the acquired business or technology, result in unanticipated liabilities, including legal claims, violations of laws, commercial disputes and information security vulnerabilities or breaches (including from not integrating the acquired company, business or technology quickly or appropriately, from activities that occurred prior to the acquisition, from inadequate systems or controls of the acquired company, and from exposure to third party relationships of the acquired company or business or new laws and regulations), and harm our business generally. Expanding to new businesses, geographies or customer types through acquisitions may subject us to new risks and we may not have the relevant expertise or business structure to achieve the desired results. It may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could materially adversely affect our business and operating results, including as a result of write-downs of goodwill and other intangible assets.

Joint ventures, including our joint ventures in China, the Middle East and Switzerland, and minority investments in companies such as GBTG inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment, including as a result of being subject to different laws or regulations. Joint ventures and other partnerships or minority investments operating in foreign jurisdictions may also face risks from adverse regulatory actions, which could adversely affect their operations or our investment. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours and we have been and may in the future be involved in litigation with our joint venture partners and other shareholders and parties related to the joint ventures and investments. We have commercial arrangements with GBTG, including, among other things, a long-term trademark license agreement pursuant to which GBTG uses select American Express marks. GBTG also supports certain of our strategic partnerships and our Commercial Services business. Business decisions or other actions or omissions of a joint venture partner, other shareholders or management of our joint ventures and companies in which we have minority investments may adversely affect the value of our investment or any commercial benefit to us from the relationship, result in litigation or regulatory action against us and otherwise damage our reputation and brand. In addition, trade secrets and other proprietary information we may provide to a joint venture may become available to third parties beyond our control. The ability to enforce intellectual property and contractual rights to prevent disclosure of our trade secrets and other proprietary information may be limited in certain jurisdictions.
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
We consider operational risk to be the risk of loss due to, among other things, inadequate or failed processes, people or information systems, or impacts from the external environment, including failures to comply with laws and regulations as well as impacts from relationships with third parties. Operational risk includes, among others, the risk that error or misconduct could result in a material financial misstatement, a failure to monitor a third party’s compliance with regulatory or legal requirements, a failure to adequately monitor and control access to, or use of, data in our systems we grant to third parties or a failure to satisfy our obligations to our customers with respect to our products and services (e.g., rewards and benefits). As processes or organizations are changed or become more complex, we grow in size, new products and services are introduced, such as new lending features, banking products, dining capabilities and digital collectibles, or we become subject to more stringent or complicated regulatory requirements, we may not identify or address new operational risks. Through human error, fraud or malfeasance, conduct risk can result in harm to customers, legal liability, fines, sanctions, customer remediation and brand damage.
Compliance risk arises from violations of, or failure to conform or comply with, laws, rules, regulations, internal policies and procedures and ethical standards. We need to continually update and enhance our control environment to address operational and compliance risks, and our control environment and related systems have in certain instances not sufficiently detected, and may in the future not sufficiently detect, errors or omissions. Operational and compliance failures, deficiencies in our control environment or an inability to maintain high standards of business conduct can expose us to reputational and legal risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.
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
Global financial institutions like us, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), artificial intelligence-assisted deepfake attacks and disinformation campaigns, corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems and company accounts. These threats have arisen from external parties, as well as insiders who knowingly or unknowingly engage in or enable malicious cyber activities. There are a number of motivations for cyber threat actors, including criminal activities such as fraud, identity theft and ransom, corporate or nation-state espionage, political agendas, public embarrassment with the intent to cause financial or reputational harm, intent to disrupt information technology systems and supply chains, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Cyber threat actors, including state-sponsored and nation state actors, have rapidly evolved their techniques and increasingly utilize advanced capabilities, including the integration of advanced forms of artificial intelligence and other new technology, which can increase the efficacy, severity, frequency and ease of execution of cyberattacks.

Our and our partners’ networks and systems are subject to constant attempts to disrupt business operations and capture, destroy, manipulate or expose various types of information relating to corporate trade secrets, customer information (including Card Member, travel and loyalty program data), colleague information and other sensitive business information (including acquisition activity, non-public financial results and intellectual property). For example, we and other U.S. financial services providers have been the target of attacks, such as denial of service attacks, social engineering and the impersonation of current or prospective employees and contractors. We develop and maintain systems and processes aimed at detecting and preventing information security and cybersecurity incidents and fraudulent activity, including our cyber crisis response procedures, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change, new vulnerabilities and exploits are discovered and as efforts to overcome security measures become more sophisticated.
Despite our efforts and the efforts of third parties that process, transmit or store our data and data of our customers and colleagues or support our operations, such as service providers, merchants and regulators, the possibility of information, operational and cybersecurity incidents, malicious social engineering, password mismanagement, corporate espionage, fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed by threat actors, including the use of artificial intelligence and quantum computing, and we increasingly use platforms that are outside of our network and control environments. For example, we are aware that certain of our third-party service providers and joint ventures have been the victims of ransomware and other cyberattacks, in some instances that affected our data or services provided to us. In addition, recently introduced products and services, such as checking accounts and non-card lending, may lead to an increase in the number or types of cyberattacks and our exposure to fraud and other malfeasance. Risks associated with such incidents and activities include theft of funds and other monetary loss, disruption of our operations and the unauthorized disclosure, release, gathering, monitoring, misuse, modification, loss or destruction of confidential, proprietary, trade secret or other information (including account data information). An incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. We are subject to varied cybersecurity regulations and incident reporting requirements, which could require us to disclose incidents that may not have been resolved or fully investigated at the time of disclosure, leading to customer confusion, regulatory scrutiny and negative publicity and exacerbating risks related to the incident itself. Our ability to address incidents may also depend on the timing and nature of assistance that may be provided from relevant governmental or law enforcement agencies.
Information, operational or cybersecurity incidents, fraudulent activity and other actual or perceived failures to maintain confidentiality, integrity, availability of services and data, privacy and/or security has led to increased regulatory scrutiny and may lead to regulatory investigations and intervention (such as mandatory card reissuance), consent decrees, increased litigation (including class action litigation), response costs (including notification and remediation costs), fines, negative assessments of us and our subsidiaries by banking regulators and rating agencies, reputational and financial damage to our brand, negative impacts to our partner relationships, and reduced usage of our products and services, all of which could have a material adverse impact on our business. The disclosure of sensitive company information could also undermine our competitive advantage and divert management attention and resources.
Successful cyberattacks, data breaches, disruptions or other incidents related to the actual or perceived failures to maintain confidentiality, integrity, availability of services and data, privacy and/or security at other large financial institutions, large retailers, travel and hospitality companies, government agencies or other market participants, whether or not we are impacted, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the financial system in general, which could result in reduced use of our products and services. Such events could also result in legislation and additional regulatory requirements. Although we maintain cyber insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.
The uninterrupted operation of our information systems is critical to our success and a significant disruption could have a material adverse effect on our business and results of operations.
We rely extensively on our information technology systems and those of our third parties, including our transaction authorization, clearing and settlement systems, and data centers, which have experienced and may continue to experience service disruptions or degradation that may result from technology malfunction, sudden increases in processing or other volumes, natural disasters and weather events, fires, accidents, technology change management issues, power outages, internet outages, telecommunications failures, fraud, denial-of-service, ransomware and other cyberattacks, inadequate infrastructure in lesser-developed markets, technology capacity management issues, terrorism, computer viruses, vulnerabilities or failures in hardware or software, physical or electronic break-ins, or similar events. Due to the interconnectivity and complexity of information systems and their reliance on common systems, software and vendors, disruptions or degradations have had, and will likely continue to have, wide-reaching consequences, including the potential to disrupt the overall financial system and other key systems in the global economy. Service disruptions or degradations impacting us or our partners can prevent access to online services and account information, compromise or limit access to company or customer data, impede or prevent transaction processing, communications to customers and financial reporting, disrupt ordinary business operations, result in contractual penalties or obligations, trigger regulatory reporting obligations, and lead to regulatory investigations and fines, increased regulatory oversight, and litigation (including class action litigation). Any such service disruption or degradation could adversely affect the perception of the reliability of our products and services and materially adversely affect our overall business, reputation and results of operations.
Our business is subject to evolving and comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition.
We face significantly heightened regulatory expectations and scrutiny in the U.S. and globally, which significantly affects our business and requires continual enhancement of our compliance efforts. Supervision efforts and the enforcement of existing laws and regulations impact the scope and profitability of our existing business activities, limit our ability to pursue certain business opportunities and adopt new technologies, compromise our competitive position, and affect our relationships with Card Members, partners, merchants, service providers and other third parties. New laws or regulations could similarly affect our business, increase the costs and complexity of doing business, impact what we are able to charge for, or offer in connection with, our products and services, impose conflicting obligations, and require us to change certain of our business practices and invest significant management attention and resources, all of which could adversely affect our results of operations and financial condition. Political developments can result in legislative and regulatory uncertainty and changes to supervisory and enforcement priorities. In addition, legislators and regulators around the world are aware of each other’s approaches to the regulation of the financial services industry. Consequently, a development in one country, state or region may influence regulatory approaches in another.
If we fail to satisfy regulatory requirements or maintain our financial holding company status, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain business activities or acquisitions, which could compromise our competitive position. Additionally, our banking regulators have wide discretion in the examination and the enforcement of applicable banking statutes and regulations and may restrict our ability to engage in certain business activities or acquisitions or require us to maintain more capital. In 2024, we became a Category III firm for purposes of the U.S. federal bank regulatory agencies’ tailoring framework, resulting in us becoming subject to heightened regulatory expectations and more stringent regulatory requirements. As we continue to grow, these expectations and requirements may further increase, such as if we become a Category II firm, which may increase our compliance costs and adversely affect our business.
Legislators and regulators continue to focus on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa and Mastercard, network routing practices and the fees merchants are charged to accept cards. While in some cases our business is subject to exemptions related to certain of these regulations, there is no guarantee that such exemptions will continue to be available and even where we are not directly regulated, regulation of bankcard fees significantly negatively impacts the discount revenue derived from our business, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend, or may extend, to certain aspects of our business, such as network and cobrand arrangements, new products or services we may offer, or the terms of card acceptance for merchants, including terms relating to non-discrimination and honor-all-cards. For example, we have exited our network licensing businesses in the EU and Australia as a result of regulation in those jurisdictions. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of payments legislation might apply when we work with cobrand partners and agents in the EU. See “Supervision and Regulation — Payments Regulation” under “Business” for more information. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU. In addition, a number of federal and state laws to regulate various aspects of network operations are being considered or have passed, including regarding information associated with electronic transactions (such as the use of specific merchant categories codes or limitations on the use of transaction data) and pricing of electronic transactions (such as interchange fees on sales tax or gratuities).
Legislators and regulators also continue to focus on consumer protection, including product design and pricing constructs, account management and security, credit bureau reporting, disclosure rules, marketing and debt collection practices. This focus has included fees associated with card and banking products, such as a rule issued by the CFPB related to credit card fees for late payments (which is currently stayed); interest rates, such as recent proposals to cap credit card interest rates; rewards programs, such as the recent inquiries by the CFPB and DOT focused on credit card and airline rewards programs; and factors considered by financial institutions in providing services, such as “fair access” laws. Any new requirements or increased enforcement of existing requirements could materially and adversely impact our revenue growth and profitability, including, as a result of increased scrutiny of our pricing, underwriting and account management practices; the imposition of fines and customer remediation; higher compliance costs; reputational harm; restrictions on our ability to issue cards, appropriately price for the value of our products or work with certain business partners; and changes to our business practices generally.
We are subject to significant supervision and regulation with respect to compliance with AML/CFT laws, sanctions regimes and anti-corruption laws in numerous jurisdictions. As regulators increase their focus in these areas, new technologies such as digital currencies develop, near real-time money movement solutions are adopted, we introduce new products like checking accounts and geopolitical tensions increase, we face increased costs related to oversight, supervision and potential fines. Our AML/CFT, sanctions and anti-corruption compliance programs have become the subject of heightened scrutiny, and we are working to make enhancements to our existing programs, policies and procedures and to identify and remediate deficiencies. For example, we recently voluntarily reported certain transactions and accounts to OFAC, some of which related to Iran, as described in “Supervision and Regulation — Anti-Money Laundering, Countering the Financing of Terrorism, Economic Sanctions and Anti-Corruption Compliance” under “Business.” Errors, failures or delays in complying with AML/CFT, sanctions and anti-corruption laws, deficiencies in our related compliance programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activities or sanctioned persons, entities, governments or countries can give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities, or other enforcement actions, and our reputation may suffer due to our customers’ association with certain countries, persons or entities or the existence of any such transactions. Additionally, our AML/CFT, sanctions and anti-corruption compliance programs may limit our ability to pursue certain business opportunities or affect our relationships with certain partners, service providers and other third parties.
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
At any given time, we are involved in a number of legal proceedings, including class action lawsuits, mass arbitrations and similar actions. Many of these actions include claims for substantial compensatory or punitive damages and require us to incur significant costs for legal representation, arbitration fees or other legal or related services. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future, including as a result of legal challenges to, and new regulations affecting, our arbitration provisions, and claims of the type we previously arbitrated could be subject to the complexities, risks and costs associated with class action cases. The continued focus of merchants on issues relating to the acceptance of various forms of payment may lead to additional litigation and other legal actions. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur from litigation.
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
We are also involved at any given time with governmental and regulatory inquiries, investigations and proceedings. Regulatory scrutiny has continued to increase in a number of areas, and regulatory action could subject us to significant fines, penalties or other requirements resulting in Card Member reimbursements, increased expenses, limitations or conditions on our business activities, and damage to our reputation and our brand, all of which could materially adversely affect our business and results of operations. For example, as previously disclosed, we entered into agreements to resolve governmental investigations related to historical sales practices for certain U.S. small business customers, which are described in more detail in Note 12 to the “Consolidated Financial Statements.” In addition, we are cooperating with ongoing regulatory inquiries concerning our rewards and benefits programs, as described in “Supervision and Regulation” under “Business.”
Legal proceedings regarding provisions in our merchant contracts, including non-discrimination and honor-all-cards provisions, could have a material adverse effect on our business and result in additional litigation and/or arbitrations, changes to our merchant agreements and/or business practices, substantial monetary damages and damage to our reputation and brand.
We are, and have been in the past, a defendant in a number of actions, including legal proceedings, arbitrations and proposed class actions, challenging certain provisions of our card acceptance agreements. See Note 12 to the “Consolidated Financial Statements” for a description of certain outstanding legal proceedings.
An adverse outcome in these proceedings could have a material adverse effect on our business and results of operations, require us to change our merchant agreements in a way that could expose our cards to increased merchant steering and other forms of discrimination that could impair the Card Member experience, result in additional litigation and/or arbitrations, impose substantial monetary damages and damage our reputation and brand. Even if we were not required to change our merchant agreements, changes in Visa’s and Mastercard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions pending against them could result in changes to our business practices and materially and adversely impact our profitability. For example, in 2024 Visa and Mastercard proposed a lawsuit settlement agreement that would have, among other things, required reductions and caps on interchange fees and streamlined requirements for merchants who wish to impose a surcharge on credit transactions. While the settlement agreement was not approved by the court, Visa and Mastercard may ultimately agree or be subject to changes in policies or practices that result in greater surcharging generally or downward pressure on our merchant discount rates from decreases in competitor pricing in connection with reductions and caps on interchange fees.
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
We have experienced in certain limited circumstances and may continue to experience disruptions or other events at our third parties or our third parties’ service providers, including their failure to fulfill their obligations and the information, cybersecurity and operational incidents described above. Such disruptions or other events could interrupt or compromise the quality of our services to customers, impact the confidentiality, integrity, availability and security of our data, lead to fraudulent transactions on our cards or other products, impact our business, cause brand or reputational damage, and lead to costs associated with responding to such a disruption, including notification and remediation costs, costs to switch service providers or move operations in house, regulatory investigations and fines and increased regulatory oversight and litigation. Third parties may face similar or greater risks as us, including as a result of their relationship with us; however, they may be less prepared to mitigate those risks and may be targeted by bad actors as a result, which can result in greater disruptions and other risk events. Third parties may also act in other ways that are inconsistent with our interests or contrary to our strategic or technological initiatives, such as ceasing to provide data to us or using our data in a way that was not authorized or diminishes the value of the transaction data we receive through our integrated payments platform.
The management and oversight of an increasing number of third parties increases our operational complexity and governance challenges and decreases our control. Additionally, third-party oversight and practices related to third parties such as outsourcing have become subject to heightened regulatory scrutiny both in the United States and internationally, including in some cases restricting or requiring approval for outsourcing. A failure to exercise adequate oversight over third parties, including compliance with service level agreements or regulatory or legal requirements, could result in regulatory actions, fines, litigation, sanctions or economic and reputational harm to us. In addition, we may not be able to effectively monitor or mitigate operational risks relating to our third-party providers’ service providers. We are also exposed to the risk that a service disruption at a service provider common to our third parties could impede their ability to provide services to us. Notwithstanding any attempts to diversify our reliance on third parties, in certain cases there may be limited alternatives or high costs for diversification, and we also may not be able to effectively mitigate operational risks relating to the service providers of our third-party providers.
Our success is dependent on maintaining a culture of integrity and respect and upon our executive officers and other key personnel, and misconduct by or loss of personnel could materially adversely affect our business.
We rely upon our colleagues not only for business success, but also to act with integrity and promote a culture of respect. To the extent our colleagues behave in a manner that does not comport with our company’s values, the consequences to our brand and reputation could be severe and could negatively affect our financial condition and results of operations.
The market for qualified, highly motivated individuals with diverse perspectives is highly competitive and we may not be able to attract and retain such individuals. The unexpected loss of key personnel could disrupt our business and have an adverse impact on our future performance. Changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations or other changes in the legal or regulatory environment can also impair our ability to attract and retain qualified personnel, or to employ colleagues in the location(s) of our choice. Our compensation practices are subject to review and oversight by the Federal Reserve and the compensation practices of AENB are subject to review and oversight by the OCC. This regulatory review and oversight could further affect our ability to attract and retain our executive officers and other key personnel. Our inability to attract, develop and retain highly skilled, motivated and diverse personnel could materially adversely affect our business and our culture.
Regulation in the areas of privacy, data protection, data management, resiliency, data transfer, third party oversight, account access, artificial intelligence and machine learning and information security and cybersecurity could increase our costs and affect or limit our business opportunities and how we collect and/or use personal information.
Legislators and regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, data protection, data management, resiliency, data transfer, third party oversight, account access, artificial intelligence and machine learning and information security and cybersecurity laws, including data localization, authentication and notification laws. As such laws are interpreted and applied (in some cases, with significant differences or conflicting requirements across jurisdictions), compliance and technology costs will continue to increase, particularly in the context of ensuring that adequate privacy, data protection, data management, incident management, resiliency, third party management, data transfer, security controls, account access mechanisms and controls related to artificial intelligence and machine learning are in place. Additionally, new laws and regulations related to automated decision making, artificial intelligence and machine learning as well as the application of existing laws and regulations to these technologies may restrict or impose burdensome and costly requirements on our ability to use them or impact other aspects of our business.
Compliance with current or future laws in the aforementioned areas could significantly impact our business operations, including our collection, use, sharing, retention and safeguarding of consumer and/or colleague information and could restrict our ability to fully maximize our integrated payments platform or provide certain products and services or work with certain service providers, which could materially and adversely affect our profitability. Our failure to comply with such laws or to maintain sufficient governance and control structures could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our cards and damage to our reputation and our brand. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection, data management, artificial intelligence and machine learning and information security and cybersecurity in the United States, the EU and various other countries in which we operate and our data protection and governance programs have become the subject of heightened scrutiny.
For more information on regulatory and legislative activity in this area, see “Supervision and Regulation — Privacy, Data Protection, Data Management, Artificial Intelligence, Resiliency, Information Security and Cybersecurity” under “Business.”
If we are not able to protect our intellectual property, or successfully defend against any infringement or misappropriation assertions brought against us, our revenue and profitability could be negatively affected.
We rely on a variety of measures to protect our intellectual property and control access to, and distribution of, our trade secrets and other proprietary information. These measures may not prevent infringement of our intellectual property rights or misappropriation of our proprietary information and a resulting loss of competitive advantage. The ability to enforce intellectual property rights to prevent disclosure of our trade secrets and other proprietary information may be limited in certain jurisdictions. In addition, competitors or other third parties may allege that our products, systems, processes or technologies infringe on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environments in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, a future assertion of an infringement or misappropriation claim against us could cause us to lose significant revenues, incur significant defense, license, royalty or technology development expenses, and/or pay significant monetary damages. Furthermore, given intellectual property ownership and license rights surrounding artificial intelligence, such as generative artificial intelligence, are currently not fully addressed by courts or regulators, we may not be able to protect our intellectual property against infringing use and our use or adoption of artificial intelligence may result in exposure to claims by third parties.
Tax legislative initiatives or assessments could adversely affect our results of operations and financial condition.
We are subject to income and other taxes in the United States and in various foreign jurisdictions. The laws and regulations related to tax matters are extremely complex, require significant judgment and are subject to varying interpretations. Although management believes our positions are reasonable, they are subject to challenge by the Internal Revenue Service in the United States and by tax authorities in other jurisdictions in which we conduct business operations, which could have an adverse impact on our tax liabilities. Refer to Note 20 to the “Consolidated Financial Statements” for information on the U.S. federal income tax audit of transfer pricing arrangements between our U.S. and foreign subsidiaries.
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
Legislative action or inaction in the countries in which we have operations could increase our effective tax rate. For example, new guidelines issued by the Organization for Economic Cooperation and Development (OECD) will impact how multinational enterprises (MNEs) are taxed on their global profits. In particular, the OECD’s guidelines on a global minimum tax of 15 percent will impact the effective tax rate for many MNEs. Many countries have already implemented these minimum tax guidelines, with effective dates commencing in 2024. We expect that these minimum tax guidelines in their current form would increase our effective tax rate in future years. Furthermore, various provisions of the Tax Cut and Jobs Act will expire in 2025 unless extended. As a result, U.S. Congress may seek to enact significant tax legislation in the new session of Congress, which could result in higher levels of U.S. tax on our global operations, increasing our effective tax rate.
Jurisdictions may also make changes related to the tax treatment of card transactions, such as imposing taxes on Card Member rewards or prohibiting interchange fees on sales tax, which could decrease the value we provide to customers and adversely impact our business.
Our operations, business, customers and partners could be adversely affected by climate-related risks.
There are increasing and rapidly evolving concerns over climate-related risks and related environmental sustainability and recovery matters. We face physical risks related to climate, including rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters. Such events and disasters could disrupt our operations or the operations of customers or third parties on which we rely and could result in market volatility or negatively impact our customers’ spending behaviors or ability to pay outstanding loans. Additionally, we may face risks related to the transition to a low-carbon economy. Changes in consumer preferences, travel patterns and legal requirements could impact our revenues or expenses or otherwise adversely affect our business, our customers and partners.
We may not be able to effectively identify, measure or control our exposure to climate-related risks, particularly given that the timing, nature and severity of the impacts of these risks may not be predictable. We could be criticized for the timing, scope or nature of our climate-related initiatives and goals. There can be no assurance that we will achieve these goals, which depend in part on third-party performance, data that is outside of our control and methodologies that may evolve over time. We could be required to change our business, management practices and partnerships, incur expenses from changes to our technology, operations, products and services, and experience reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced stakeholder confidence, due to our response or perceived lack of response to climate and environmental issues.
Model, Credit, Market and Funding & Liquidity Risks
Our use of models to manage risk and make business decisions may not be effective.
We use models and automation throughout our business, including to inform and support decision making, manage risks and estimate financial values. Although we have a governance framework for model development and independent model validation, the modeling methodology or key assumptions could be erroneous or the models could be misused. In addition, issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, could result in ineffective or inaccurate model outputs and reports. For example, models based on historical data sets might not be accurate predictors of future outcomes, such as because of changes in the credit profile of our Card Members, and they may not be able to predict future outcomes. Additionally, we increasingly use models that leverage artificial intelligence, which are subject to additional risks such as biased or inaccurate results or lowered interpretability. Our models also may not be able to function properly in the current geopolitical and macroeconomic environment given the lack of recent precedent. Certain models, such as models for credit loss accounting under Current Expected Credit Loss (CECL) and Membership Rewards liability, require us to make difficult, subjective and complex judgments, and utilize forward-looking information. If our business decisions or financial estimates are based on incorrect or misused models and assumptions or we fail to manage data inputs effectively and to aggregate or analyze data in an accurate and timely manner, our results of operations and financial condition may be materially adversely affected.

We are exposed to credit risk and trends that affect Card Member spending and the ability of customers and partners to pay us, which could have a material adverse effect on our results of operations and financial condition.
We are exposed to both individual credit risk, principally from consumer and small business Card Member loans and receivables, and institutional credit risk, principally from corporate Card Member loans and receivables, merchants, network partners, loyalty coalition partners and treasury and investment counterparties. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. General economic factors, such as recession, unemployment, inflation and interest rates, may result in greater delinquencies that lead to greater credit losses. A customer’s ability and willingness to repay us can be negatively impacted not only by economic, market, political and social conditions but also by a customer’s other payment obligations, and increasing leverage can result in a higher risk that customers will default or become delinquent in their obligations to us.
We rely principally on the customer’s creditworthiness for repayment of loans or receivables and therefore often have no other recourse for collection. Our ability to assess creditworthiness may be impaired as a result of changes in our underwriting practices or if the criteria or models we use to manage our credit risk prove inaccurate in predicting future losses, which could have a negative impact on our results of operations. This may be exacerbated to the extent information we have historically relied upon to make credit decisions does not accurately portray a customer’s creditworthiness, including as a result of the current interest rate and economic conditions. Further, our pricing strategies, particularly for new lending features and non-card lending products, may not offset the negative impact on profitability caused by increases in delinquencies and losses; thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. Although we make estimates to provide for credit losses in our outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information we use in managing our credit risk may be inaccurate or incomplete.
Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for credit losses. Higher write-off rates and the resulting increase in our reserves for credit losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.
Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk or collect amounts owed to us may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, minimum payment regulations and re-age guidance) or changes in customer behavior (such as the increased use of debt settlement companies). Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic conditions (particularly in the United States, as U.S. Card Members were responsible for approximately 88 percent of our total Card Member loans outstanding as of December 31, 2024), increases in the level of loan balances, changes in our mix of business or otherwise, could require us to increase our provisions for losses and could have a material adverse effect on our results of operations and financial condition.
Interest rate changes could materially adversely affect our earnings.
We had net interest income of approximately $15.5 billion for the year ended December 31, 2024. If the rate of interest we pay on our borrowings increases more or decreases less than the rate of interest we earn on our loans, our net interest yield, and consequently our net interest income, could decrease. We expect the rates we pay on our deposits will change as benchmark interest rates change. For example, the Federal Reserve and other central banks have raised interest rates in response to heightened inflationary pressures. In addition, interest rate changes may affect customer behavior, such as impacting the loan balances Card Members carry on their credit cards or their ability to make payments as higher interest rates lead to higher payment requirements, further impacting our results of operations. For a further discussion of our interest rate risk, see “Risk Management ― Market Risk Management Process” under “MD&A.”
We are subject to capital adequacy and liquidity rules, and if we fail to meet these rules, our business would be materially adversely affected.
Failure to meet current or future capital or liquidity requirements could compromise our competitive position and could result in restrictions imposed by the Federal Reserve, or the OCC with respect to AENB, including limiting our ability to pay dividends, repurchase our capital stock, invest in our business, expand our business or engage in acquisitions. Some elements of the capital and liquidity regimes are not yet final and certain developments could significantly impact the requirements applicable to financial institutions. For example, in 2023 the U.S. federal bank regulatory agencies proposed capital rules that would result in significantly higher regulatory capital requirements for us and rules that would require us and AENB to issue and/or maintain minimum amounts of eligible long-term debt with specific terms. In addition, it may be necessary for us to hold additional capital because of an increase in the SCB requirement based on results from a supervisory stress test.
Compliance with capital adequacy and liquidity rules requires a material investment of resources. An inability to meet regulatory expectations regarding our compliance with applicable capital adequacy and liquidity rules or supervisory expectations regarding capital and liquidity risk management capabilities and practices may also negatively impact the assessment of us and AENB by federal banking regulators. Additionally, we are subject to more stringent capital and liquidity requirements as a result of becoming a Category III firm, which may further increase if we grow to become a Category II firm.
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
Adverse currency fluctuations and foreign exchange controls could decrease earnings we receive from our international operations.
During 2024, approximately 22 percent of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and accordingly the revenue we generate outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar, which could have a material adverse effect on our results of operations.
Political and economic conditions could continue to cause changes in the values of currencies and a further strengthening of the U.S. dollar will negatively impact our net revenues. Substantial and sudden devaluation of local Card Members’ currency can also affect their ability to make payment to us. Foreign exchange regulations or capital controls might restrict or prohibit the conversion of other currencies into U.S. dollars or our ability to transfer them and the availability of foreign exchange could further impact our results of operations.
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
Market risk includes the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact our financial condition. We have experienced realized and unrealized losses in our Amex Ventures™ equity investments and may experience further losses in the future. As of December 31, 2024, we held approximately $1.2 billion of investment securities, primarily consisting of debt securities, and equity investments, including certain equity method investments, totaling approximately $2.0 billion. Negative market conditions, changes in valuations or increases in default rates or bankruptcies with respect to these investments, due to economic conditions, business performance or otherwise, could have a material adverse impact on the value of our investments, potentially resulting in impairment charges. Defaults, threats of defaults or economic disruptions, even in countries or territories in which we do not have material investment exposure, conduct business or have operations, could adversely affect us.

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
While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive and, similar to other global financial institutions, we, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyberattacks. We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader financial services cybersecurity ecosystem. For more information on risks to us from cybersecurity threats, see “A major information or cybersecurity incident or an increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our products and services.” under “Risk Factors.”

Cybersecurity Governance
Under our cybersecurity governance framework, our Board and Risk Committee are primarily responsible for overseeing and governing the development, implementation and maintenance of our TRIS program, with our Board designating our Risk Committee to provide oversight and governance of technology and cybersecurity risks. Our Board receives an update on cybersecurity at least once a year from our CISO or their designee. Our Risk Committee receives reports on cybersecurity at least twice a year, including in at least one joint meeting with our Audit and Compliance Committee, and our Board and these committees all receive ad hoc updates as needed. In addition, our Risk Committee annually approves our TRIS program.
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
Our CISO leads the strategy, engineering and operations of cybersecurity across the Company and is responsible for providing annual updates to our Board, the ERMC and the ORMC on our TRIS program, as well as ad hoc updates on information security and cybersecurity matters. Our current CISO has held a series of roles in telecommunications, networking and information security at American Express, including promotion to the CISO role in 2013, and is also responsible for technology risk management. Prior to joining American Express, our current CISO served in a variety of technology leadership roles at a public pharmaceutical and biotechnology company for 14 years. Our CISO reports to the Chief Information Officer, information about whom is included in “Information About Our Executive Officers” under “Business.”
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2024, we had 16,641 common shareholders of record. You can find dividend information concerning our common stock in the Consolidated Statements of Shareholders’ Equity in the “Consolidated Financial Statements.” For information on dividend restrictions, see “Supervision and Regulation — Dividends and Other Capital Distributions” under “Business” and Note 22 to the “Consolidated Financial Statements.” You can find information on securities authorized for issuance under our equity compensation plans under the caption “Executive Compensation — Equity Compensation Plans” to be contained in our definitive 2025 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on April 29, 2025. The information to be found under such caption is incorporated herein by reference. Our definitive 2025 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2025 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).
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
The following graph compares the cumulative total shareholder return on our common shares with the total return on the S&P 500 Index and the S&P Financial Index for the last five years. It shows the growth of a $100 investment on December 31, 2019, including the reinvestment of all dividends.

Year-end Data	2019	2020	2021	2022	2023	2024
American Express	$100.00	$98.85	$135.31	$123.77	$159.28	$255.35
S&P 500 Index	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85
S&P Financial Index	$100.00	$98.24	$132.50	$118.49	$132.83	$173.35

(b)    Not applicable.
(c)    Issuer Purchases of Securities
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended December 31, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(d)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2024
Repurchase program(a)	387,722	$270.74	387,722	78,271,238
Employee transactions(b)	16,467	$273.50	N/A	N/A
November 1-30, 2024
Repurchase program(a)	1,137,974	$289.86	1,137,974	77,133,264
Employee transactions(b)	—	$—	N/A	N/A
December 1-31, 2024
Repurchase program(a)	1,962,445	$301.08	1,962,445	75,170,819
Employee transactions(b)	—	$—	N/A	N/A
Total
Repurchase program(a)	3,488,141	$294.05	3,488,141	75,170,819
Employee transactions(b)	16,467	$273.50	N/A	N/A
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
•Travel and lifestyle services
•Expense management products and services
•Other services, such as the design and operation of customer loyalty programs
The following types of revenue are generated from our various products and services:
•Discount revenue, our largest revenue source, primarily represents the amount we earn and retain from the merchant payable for facilitating transactions between Card Members and merchants on payment products issued by American Express. The amount of fees charged for accepting our cards as payment, or merchant discount, varies with, among other factors, the industry in which the merchant conducts business, the merchant’s overall American Express-related transaction volume, the method of payment, the settlement terms with the merchant, the method of submission of transactions and, in certain instances, the geographic scope for the card acceptance agreement between the merchant and us (e.g., local or global) and the transaction amount. In some instances, an additional flat transaction fee is assessed as part of the merchant discount, and additional fees may be charged such as a variable fee for card-not-present transactions or for transactions using cards issued outside the United States at merchants located in the United States;
•Interest income, principally represents interest earned on outstanding loan balances;
•Net card fees, represent revenue earned from annual card membership fees, which vary based on the type of card and the number of cards for each account;
•Service fees and other revenue, primarily represent service fees earned from merchants and other customers, foreign currency-related fees charged to Card Members, Card Member delinquency fees, travel commissions and fees, and income (losses) from our investments in which we have significant influence; and
•Processed revenue, primarily represents revenues related to network partnership agreements, comprising royalties, fees and amounts earned for facilitating transactions on cards issued by network partners.
Refer to the “Glossary of Selected Terminology” below for the definitions of certain key terms and related information appearing within this Form 10-K and “Critical Accounting Estimates” below for a discussion of certain of our accounting policies requiring significant management assumptions and judgements.
NON-GAAP MEASURES
We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this report constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.

TABLE 1: SUMMARY OF FINANCIAL PERFORMANCE

Years Ended December 31,				Change		Change
(Millions, except percentages, per share amounts and where indicated)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Selected Income Statement Data
Total revenues net of interest expense	$65,949	$60,515	$52,862	$5,434	9%	$7,653	14%
Total revenues net of interest expense (FX-adjusted) (a)		60,179	52,833	5,770	10	7,682	15
Provisions for credit losses	5,185	4,923	2,182	262	5	2,741	#
Total expenses	47,869	45,079	41,095	2,790	6	3,984	10
Pretax income	12,895	10,513	9,585	2,382	23	928	10
Income tax provision	2,766	2,139	2,071	627	29	68	3
Net income	10,129	8,374	7,514	1,755	21	860	11
Earnings per common share — diluted (b)	$14.01	$11.21	$9.85	$2.80	25%	$1.36	14%

Selected Balance Sheet Data
Cash and cash equivalents	$40,640	$46,596	$33,914	$(5,956)	(13)%	$12,682	37%
Card Member receivables	59,411	60,411	57,613	(1,000)	(2)	2,798	5
Card Member loans	139,674	125,995	107,964	13,679	11	18,031	17
Customer deposits	139,413	129,144	110,239	10,269	8	18,905	17
Long-term debt	$49,715	$47,866	$42,573	$1,849	4%	$5,293	12%

Common Share Statistics (c)
Cash dividends declared per common share	$2.80	$2.40	$2.08	$0.40	17%	$0.32	15%
Average common shares outstanding:
Basic	712	735	751	(23)	(3)	(16)	(2)
Diluted	713	736	752	(23)	(3)%	(16)	(2)%

Selected Metrics and Ratios
Network volumes (billions)	$1,764.8	$1,680.1	$1,552.8	$85	5%	$127	8%
Billed business (billions)	1,550.9	1,459.6	1,338.3	91	6	121	9
Total loans and Card Member receivables (d)	208,317	193,492	170,993	14,825	8	22,499	13
Total loans and Card Member receivables (FX-adjusted) (a)(d)		$190,826	$171,594	$17,491	9%	$21,898	13%
Card Member loans and receivables
Net write-off rate — principal, interest and fees (e)	2.3%	2.0%	1.0%
Net write-off rate — principal only — consumer and small business (e)(f)	2.0%	1.8%	0.9%
30+ days past due as a % of total — consumer and small business (g)	1.3%	1.3%	1.1%
Effective tax rate	21.5%	20.3%	21.6%
Return on average equity (h)	34.6%	31.5%	32.3%
Common Equity Tier 1	10.5%	10.5%	10.3%
# Denotes a variance of 100 percent or more
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared). FX-adjusted Total revenues net of interest expense and Total loans and Card Member receivables are non-GAAP measures. We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.
(b)Represents net income, less (i) earnings allocated to participating share awards of $76 million, $64 million and $57 million for the years ended December 31, 2024, 2023 and 2022, respectively, and (ii) dividends on preferred shares of $58 million, $58 million and $57 million for the years ended December 31, 2024, 2023 and 2022, respectively. Refer to Note 16 and Note 21 to the “Consolidated Financial Statements” for further details on preferred shares and earnings per common share (EPS), respectively.
(c)Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP.
(d)Total loans reflects Card Member loans and Other loans.
(e)We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, as our practice is to include uncollectible interest and/or fees as part of our total provision for credit losses, a net write-off rate including principal, interest and/or fees is also presented.
(f)A net write-off rate based on principal losses only is not available for corporate receivables due to system constraints.
(g)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Refer to Table 12 for 90+ days past billing metrics for corporate receivables.
(h)Return on average equity (ROE) is calculated by dividing (i) net income for the period by (ii) average shareholders’ equity for the period.

BUSINESS PERFORMANCE
Our strong results for the year reflect the momentum and earnings power of our business model and our continued investments for growth. We saw record levels of annual Card Member spending, strong new card acquisitions, excellent credit performance and disciplined expense management. Net income for the year was $10.1 billion, or $14.01 per share, compared with net income of $8.4 billion, or $11.21 per share, a year ago. Our full year results reflect the sale of Accertify Inc. (Accertify), which resulted in a gain of $531 million ($479 million after tax or $0.66 per share).
Billed business grew by 6 percent, reflecting a stable spend environment for most of the year with an acceleration in the fourth quarter. This growth was broad-based across geographies and across both G&S and T&E categories. U.S. Consumer Services billed business grew by 7 percent year-over-year, with continued strength in spending by Millennial and Gen-Z Card Members as our products continue to resonate with these cohorts. Commercial Services billed business grew by 2 percent on a year-over-year basis, reflecting continued modest growth from U.S. small and mid-sized enterprise (SME) Card Members. Spending by existing U.S. SME Card Members declined slightly year-over-year, although we saw an improvement in small business sentiment in the fourth quarter and strong new card acquisitions for the year. International Card Services billed business grew by 11 percent year-over-year (14 percent on an FX-adjusted basis), driven by continued strong growth in spend across all regions and customer types outside the United States.1 The continued global expansion of our merchant network contributed to our growth, as we added millions of new merchant locations globally in 2024 and continued to increase coverage across our top international countries.
Total revenues net of interest expense increased 9 percent year-over-year (10 percent on an FX-adjusted basis).1 Growth in billed business drove a 5 percent increase in Discount revenue, our largest revenue line. Net card fees increased 16 percent year-over-year, reflecting high levels of new card acquisitions and Card Member retention, as well as the ongoing execution of our product refresh strategy. Net interest income increased 18 percent versus the prior year, outpacing growth in Total loans and Card Member receivables of 8 percent year-over-year, primarily due to higher growth in our revolving loan balances. The growth in Total loans and Card Member receivables and revolving loan balances both moderated over the course of the year. During the fourth quarter, we reclassified $758 million of Card Member loans related to the Lowe’s small business cobrand portfolio from held for investment to held for sale (HFS).
Provisions for credit losses increased, primarily driven by higher net write-offs, partially offset by a lower reserve build compared to last year. Net write-off and delinquency rates were relatively stable throughout the year and remain best-in-class supported by our premium global customer base, our strong focus on risk management and disciplined growth strategy.
Card Member rewards, Card Member services and Business development expenses, which are generally correlated to volumes or are variable based on usage, collectively grew slightly faster than revenues as we continue to enhance our value propositions, drive Card Member engagement and acquire more Card Members on premium products. Marketing expense increased 16 percent year-over-year, as we invested at an elevated level in growth initiatives, including acquiring high spending, high credit-quality customers. During the year we acquired a record 13 million proprietary new cards. Operating expenses decreased 2 percent, primarily reflecting the gain recognized on the sale of Accertify and our continued operating expense discipline. We remain focused on driving marketing and operating expense efficiencies over time.
During the year, we maintained our capital ratios within our current target range of 10 to 11 percent and returned $7.9 billion of capital to our shareholders in the form of share repurchases and common stock dividends. We plan to continue to return to shareholders the excess capital we generate while managing our CET1 capital ratio within our target range and supporting balance sheet growth. We also expect to increase the regular quarterly dividend on common shares outstanding by approximately 17 percent beginning with the first quarter 2025 dividend declaration. Our robust capital, funding and liquidity positions provide us with significant flexibility to maintain a strong balance sheet.
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

CONSOLIDATED RESULTS OF OPERATIONS
The discussions in both “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the year ended December 31, 2024 compared to the year ended December 31, 2023, as presented in the accompanying tables. For a discussion of the financial condition and results of operations for 2023 compared to 2022, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 9, 2024.
TABLE 2: TOTAL REVENUES NET OF INTEREST EXPENSE SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Discount revenue	$35,192	$33,416	$30,739	$1,776	5%	$2,677	9%
Net card fees	8,449	7,255	6,070	1,194	16	1,185	20
Service fees and other revenue	5,129	5,005	4,521	124	2	484	11
Processed revenue	1,636	1,705	1,637	(69)	(4)	68	4
Total non-interest revenues	50,406	47,381	42,967	3,025	6	4,414	10
Total interest income	23,795	19,983	12,658	3,812	19	7,325	58
Total interest expense	8,252	6,849	2,763	1,403	20	4,086	#
Net interest income	15,543	13,134	9,895	2,409	18	3,239	33
Total revenues net of interest expense	$65,949	$60,515	$52,862	$5,434	9%	$7,653	14%
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
Service fees and other revenue increased, primarily driven by increases in foreign exchange related revenues associated with Card Member cross-currency spending, loyalty coalition-related fees and merchant service fees, partially offset by Accertify revenues included in the prior year.
Processed revenue decreased, and was relatively flat on an FX-adjusted basis.2 See Tables 5 and 6 for more details on processed volume performance.
Interest income increased, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased, primarily driven by higher interest rates paid on, and growth in, customer deposits and long-term debt.
2 Refer to footnote 1 on page 45 for details regarding foreign currency adjusted information.

TABLE 3: PROVISIONS FOR CREDIT LOSSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Card Member loans
Net write-offs	$3,515	$2,486	$1,066	$1,029	41%	$1,420	# %
Reserve build (release) (a)	594	1,353	448	(759)	(56)	905	#
Total	4,109	3,839	1,514	270	7	2,325	#
Card Member receivables
Net write-offs	773	937	462	(164)	(18)	475	#
Reserve build (release) (a)	1	(57)	165	58	#	(222)	#
Total	774	880	627	(106)	(12)	253	40
Other
Net write-offs — Other loans	187	107	22	80	75	85	#
Net write-offs — Other receivables	44	25	15	19	76	10	67
Reserve build (release) — Other loans (a)	69	67	7	2	3	60	#
Reserve build (release) — Other receivables (a)	2	5	(3)	(3)	(60)	8	#
Total	302	204	41	98	48	163	#
Total provisions for credit losses	$5,185	$4,923	$2,182	$262	5%	$2,741	# %
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” below for a definition of reserve build (release).
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to higher net write-offs driven by growth in loans outstanding, partially offset by a lower reserve build in the current year. The reserve build in the current year was primarily driven by an increase in loans outstanding. The reserve build in the prior year was primarily driven by an increase in loans outstanding and higher delinquencies.
Card Member receivables provision for credit losses decreased, primarily due to lower net write-offs, partially offset by a reserve release in the prior year. The reserve release in the prior year was primarily driven by lower delinquencies, partially offset by an increase in receivables outstanding.
Other provision for credit losses increased, primarily due to higher net write-offs.

TABLE 4: EXPENSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Card Member rewards	$16,599	$15,367	$14,002	$1,232	8%	$1,365	10%
Business development	5,886	5,657	4,943	229	4	714	14
Card Member services	4,782	3,968	2,959	814	21	1,009	34
Marketing	6,040	5,213	5,458	827	16	(245)	(4)
Salaries and employee benefits	8,198	8,067	7,252	131	2	815	11
Other, net	6,364	6,807	6,481	(443)	(7)	326	5
Total expenses	$47,869	$45,079	$41,095	$2,790	6%	$3,984	10%
EXPENSES
Card Member rewards expense increased, driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $705 million, and cobrand rewards expense of $527 million, all of which were primarily driven by higher billed business. In the second half of the year, the increase in Membership Rewards expense was also driven by an increase in the Ultimate Redemption Rate (URR) and slightly higher redemption costs reflecting a shift in the mix of Card Member redemptions.
The Membership Rewards URR for current program participants was 96 percent (rounded down) at both December 31, 2024 and 2023.
Business development expense increased, primarily due to increased partner payments driven by higher network volumes, partially offset by lower client incentives and a prior-year charge related to revenue allocated to a joint venture partner.
Card Member services expense increased, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits expense increased, primarily driven by higher incentive and compensation costs, partially offset by lower restructuring costs.
Other expenses decreased, primarily driven by the gain recognized on the sale of Accertify, foreign exchange-related gains and net gains on Amex Ventures investments, partially offset by an increase in legal reserves, higher professional service costs and a charge associated with an increase in international non-income tax reserves.

INCOME TAXES
The effective tax rate was 21.5 percent and 20.3 percent for 2024 and 2023, respectively. The increase in the effective tax rate primarily reflected discrete tax benefits in the prior year.
TABLE 5: SELECTED CARD-RELATED STATISTICAL INFORMATION

				Change	Change
Years Ended December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Network volumes (billions)	$1,764.8	$1,680.1	$1,552.8	5%	8%
Billed business	$1,550.9	$1,459.6	$1,338.3	6	9
Processed volumes	$213.9	$220.5	$214.5	(3)	3
Cards-in-force (millions)	146.5	141.2	133.3	4	6
Proprietary cards-in-force	83.6	80.2	76.7	4	5
Basic cards-in-force (millions)	123.3	118.7	111.5	4	6
Proprietary basic cards-in-force	64.3	61.7	59.1	4	4
Average proprietary basic Card Member spending (dollars)	$24,608	$24,059	$23,496	2	2
Average fee per card (dollars) (a)	$103	$92	$82	12%	12%
Proprietary new cards acquired (millions)	13.0	12.2	12.5
Discount revenue as a % of Billed business	2.27%	2.29%	2.30%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
TABLE 6: NETWORK VOLUMES-RELATED STATISTICAL INFORMATION

	2024		2023
	Year over Year Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)	Year over Year Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)
Network volumes	5%	6%	8%	9%
Total billed business	6	7	9	9
U.S. Consumer Services	7		10
Commercial Services	2	2	3	3
International Card Services	11	14	17	18
Processed volumes	(3)	—	3	6

Merchant industry billed business metrics
G&S spend (73% and 72% of billed business for 2024 and 2023, respectively)	7	6	6	6
T&E spend (27% and 28% of billed business for 2024 and 2023, respectively)	5%	8%	19%	19%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding prior-year period against which such results are being compared).

TABLE 7: SELECTED CREDIT-RELATED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Card Member loans and receivables:
Net write-off rate — principal, interest and fees (a)	2.3%	2.0%	1.0%
Net write-off rate — principal only — consumer and small business (a)(b)	2.0%	1.8%	0.9%
30+ days past due as a % of total — consumer and small business (c)	1.3%	1.3%	1.1%

Card Member loans:
Card Member loans	$139,674	$125,995	$107,964	11%	17%
Credit loss reserves:
Beginning balance	$5,118	$3,747	$3,305	37	13
Provisions — principal, interest and fees	4,109	3,839	1,514	7	#
Net write-offs — principal less recoveries	(2,894)	(2,043)	(837)	42	#
Net write-offs — interest and fees less recoveries	(621)	(443)	(229)	40	93
Other (d)	(33)	18	(6)	#	#
Ending balance	$5,679	$5,118	$3,747	11	37
% of loans	4.1%	4.1%	3.5%
% of past due	288%	297%	348%
Average loans	$130,758	$114,816	$95,369	14	20
Net write-off rate — principal, interest and fees (a)	2.7%	2.2%	1.1%
Net write-off rate — principal only (a)	2.2%	1.8%	0.9%
30+ days past due as a % of total	1.4%	1.4%	1.0%

Card Member receivables:
Card Member receivables	$59,411	$60,411	$57,613	(2)	5
Credit loss reserves:
Beginning balance	$174	$229	$64	(24)	#
Provisions — principal and fees	774	880	627	(12)	40
Net write-offs — principal and fees less recoveries	(773)	(937)	(462)	(18)	#
Other (d)	(4)	2	—	#	—
Ending balance	$171	$174	$229	(2)%	(24)%
% of receivables	0.3%	0.3%	0.4%
Net write-off rate — principal and fees (a)	1.3%	1.6%	0.8%
Net write-off rate — principal only — consumer and small business (a)(b)	1.5%	1.8%	0.9%
30+ days past due as a % of total — consumer and small business (c)	0.9%	1.1%	1.3%
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
(d)Other includes foreign currency translation adjustments.

TABLE 8: NET INTEREST YIELD ON AVERAGE CARD MEMBER LOANS

Years Ended December 31,
(Millions, except percentages)	2024	2023	2022
Net interest income	$15,543	$13,134	$9,895
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	3,599	2,943	1,268
Interest income not attributable to our Card Member loan portfolio (b)	(3,599)	(2,896)	(1,023)
Adjusted net interest income (c)	$15,543	$13,181	$10,140
Average Card Member loans including loans held for sale (d)	$130,817	$114,816	$95,369
Net interest income divided by average Card Member loans (c)	11.9%	11.4%	10.4%
Net interest yield on average Card Member loans (c)	11.9%	11.5%	10.6%
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
(d)For purposes of the calculation of net interest yield on Card Member loans, average loans includes loans held for sale (HFS) as we continue to recognize interest income on these loans until they are sold. Refer to Note 1 to the Consolidated Financial Statements for further information on loans HFS.

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

U.S. CONSUMER SERVICES
TABLE 9: USCS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Revenues
Non-interest revenues	$20,137	$18,464	$16,440	$1,673	9%	$2,024	12%
Interest income	14,430	12,336	8,457	2,094	17	3,879	46
Interest expense	3,140	2,684	983	456	17	1,701	#
Net interest income	11,290	9,652	7,474	1,638	17	2,178	29
Total revenues net of interest expense	31,427	28,116	23,914	3,311	12	4,202	18
Provisions for credit losses	3,029	2,855	1,021	174	6	1,834	#
Total revenues net of interest expense after provisions for credit losses	28,398	25,261	22,893	3,137	12	2,368	10
Expenses
Card Member rewards, business development and Card Member services	14,329	12,808	10,791	1,521	12	2,017	19
Marketing	3,051	2,585	2,744	466	18	(159)	(6)
Salaries and employee benefits and other operating expenses	4,641	4,435	3,958	206	5	477	12
Total expenses	22,021	19,828	17,493	2,193	11	2,335	13
Pretax segment income	$6,377	$5,433	$5,400	$944	17%	$33	1%
# Denotes a variance of 100 percent or more
USCS issues a wide range of proprietary consumer cards and provides services to U.S. consumers, including travel and lifestyle services as well as banking and non-card financing products. USCS also manages our dining platform that provides digital tools for restaurants and reservation bookings for diners.
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
Service fees and other revenue increased 5 percent, primarily driven by revenue from the sale of reward points and higher delinquency fees, partially offset by lower travel commissions and fees from our Amex Travel business.
Interest income increased, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased, primarily driven by a higher cost of funds due to segment net asset growth and higher interest rates.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to higher net write-offs, partially offset by a lower reserve build in the current year. The reserve build in the current year was primarily driven by an increase in loans outstanding. The reserve build in the prior year was primarily driven by an increase in loans outstanding and higher delinquencies.
Card Member receivables provision for credit losses decreased, primarily due to a higher reserve release and lower net write-offs in the current year. The reserve releases in both the current and prior years were primarily driven by lower delinquencies and a decrease in receivables outstanding.
Other provision for credit losses increased, primarily due to higher net write-offs and a higher reserve build in the current year. The reserve builds in both the current and prior years were primarily driven by increases in Other loans outstanding.

EXPENSES
Total expenses increased, primarily driven by higher Card Member rewards, Card Member services and Marketing expenses.
Card Member rewards expense increased, primarily driven by higher billed business. In the second half of the year, the increase in Membership Rewards expense was also driven by an increase in the URR and slightly higher redemption costs reflecting a shift in the mix of Card Member redemptions.
Business development expense increased, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other expenses increased, primarily due to an increase in allocated service costs.

TABLE 10: USCS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Billed business (billions)	$654.8	$610.8	$553.0	7%	10%
Proprietary cards-in-force	46.3	43.8	41.7	6	5
Proprietary basic cards-in-force	32.5	30.7	29.2	6	5
Average proprietary basic Card Member spending (dollars)	$20,707	$20,303	$19,514	2	4
Total segment assets	$114,228	$107,158	$94,444	7	13
Card Member loans:
Total loans	$92,632	$83,207	$72,660	11	15
Average loans	$85,264	$75,975	$63,720	12	19
Net write-off rate — principal, interest and fees (a)	2.7%	2.2%	1.1%
Net write-off rate — principal only (a)	2.2%	1.7%	0.9%
30+ days past due as a % of total	1.4%	1.4%	1.0%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$11,290	$9,652	$7,474
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	198	192	139
Interest income not attributable to our Card Member loan portfolio (c)	(557)	(386)	(228)
Adjusted net interest income (d)	$10,931	$9,458	$7,385
Average Card Member loans	$85,264	$75,975	$63,720
Net interest income divided by average Card Member loans (d)	13.2%	12.7%	11.7%
Net interest yield on average Card Member loans (d)	12.8%	12.4%	11.6%
Card Member receivables:
Total receivables	$14,419	$14,789	$14,263	(3)%	4%
Net write-off rate — principal and fees (a)	1.2%	1.3%	0.6%
Net write-off rate — principal only (a)	1.1%	1.2%	0.6%
30+ days past due as a % of total	0.6%	0.8%	0.9%
(a)Refer to Table 7 footnote (a).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).

COMMERCIAL SERVICES
TABLE 11: CS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Revenues
Non-interest revenues	$13,219	$12,931	$12,196	$288	2%	$735	6%
Interest income	4,374	3,328	2,070	1,046	31	1,258	61
Interest expense	1,734	1,483	697	251	17	786	#
Net interest income	2,640	1,845	1,373	795	43	472	34
Total revenues net of interest expense	15,859	14,776	13,569	1,083	7	1,207	9
Provisions for credit losses	1,389	1,313	565	76	6	748	#
Total revenues net of interest expense after provisions for credit losses	14,470	13,463	13,004	1,007	7	459	4
Expenses
Card Member rewards, business development and Card Member services	6,504	6,332	6,116	172	3	216	4
Marketing	1,319	1,090	1,122	229	21	(32)	(3)
Salaries and employee benefits and other operating expenses	3,142	3,180	2,886	(38)	(1)	294	10
Total expenses	10,965	10,602	10,124	363	3	478	5
Pretax segment income	$3,505	$2,861	$2,880	$644	23%	$(19)	(1)%
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
Discount revenue increased 2 percent, primarily driven by an increase in commercial billed business. See Tables 5, 6 and 12 for more details on billed business performance.
Net card fees increased 12 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue decreased 7 percent, primarily driven by lower travel commissions and fees from our Amex Travel business.
Interest income increased, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased, primarily driven by a higher cost of funds due to segment net asset growth and higher interest rates.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to higher net write-offs, partially offset by a lower reserve build in the current year. The reserve build in the current year was primarily driven by an increase in loans outstanding. The reserve build in the prior year was primarily driven by an increase in loans outstanding and higher delinquencies.
Card Member receivables provision for credit losses decreased, primarily due to lower net write-offs, partially offset by a reserve release in the prior year. The reserve release in the prior year was primarily driven by lower delinquencies and a decrease in receivables outstanding.

EXPENSES
Total expenses increased, primarily driven by higher Marketing and Card Member rewards expenses, partially offset by a decrease in Operating expenses and Business development expense.
Card Member rewards expense increased, primarily driven by higher billed business and slightly higher redemption costs in the second half of the year, partially offset by a decrease in the Membership Rewards URR.
Business development expense decreased, primarily due to lower client incentives, partially offset by increased partner payments due to higher billed business.
Card Member services expense increased, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other expenses decreased, primarily driven by a decrease in allocated service costs and lower restructuring costs, partially offset by higher compensation.

TABLE 12: CS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Billed business (billions)	$526.5	$516.0	$499.5	2%	3%
Proprietary cards-in-force	15.4	15.4	14.9	—	3
Average Card Member spending (dollars)	$34,130	$33,745	$35,202	1	(4)
Total segment assets	$58,969	$55,361	$51,411	7	8
Card Member loans:
Total loans	$29,647	$25,838	$21,406	15	21
Average loans	$28,518	$23,877	$19,271	19	24
Net write-off rate — principal, interest and fees (a)	2.7%	2.0%	0.8%
Net write-off rate — principal only (a)	2.3%	1.7%	0.7%
30+ days past due as a % of total	1.5%	1.4%	0.9%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$2,640	$1,845	$1,373
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	765	711	430
Interest income not attributable to our Card Member loan portfolio (c)	(325)	(204)	(89)
Adjusted net interest income (d)	$3,080	$2,352	$1,714
Average Card Member loans including loans held for sale (e)	$28,576	$23,877	$19,271
Net interest income divided by average Card Member loans(d)	9.2%	7.7%	7.1%
Net interest yield on average Card Member loans(d)	10.8%	9.9%	8.9%
Card Member receivables:
Total receivables	$24,945	$26,222	$26,876	(5)%	(2)%
Net write-off rate — principal and fees (f)	1.3%	1.5%	0.7%
Net write-off rate — principal only (a) — small business	1.9%	2.1%	0.9%
30+ days past due as a % of total — small business	1.3%	1.5%	1.6%
90+ days past billing as a % of total (f) — corporate	0.4%	0.4%	0.6%
(a)Refer to Table 7 footnote (a).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).
(e)Refer to Table 8 footnote (d).
(f)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. Corporate receivables delinquency data for periods other than 90+ days past billing and the net write-off rate based on principal losses only are not available due to system constraints.

INTERNATIONAL CARD SERVICES
TABLE 13: ICS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Revenues
Non-interest revenues	$10,369	$9,472	$8,262	$897	9%	$1,210	15%
Interest income	2,331	2,076	1,453	255	12	623	43
Interest expense	1,239	1,118	654	121	11	464	71
Net interest income	1,092	958	799	134	14	159	20
Total revenues net of interest expense	11,461	10,430	9,061	1,031	10	1,369	15
Provisions for credit losses	726	727	584	(1)	—	143	24
Total revenues net of interest expense after provisions for credit losses	10,735	9,703	8,477	1,032	11	1,226	14
Expenses
Card Member rewards, business development and Card Member services	5,243	4,588	3,816	655	14	772	20
Marketing	1,235	1,081	1,146	154	14	(65)	(6)
Salaries and employee benefits and other operating expenses	3,226	3,061	2,937	165	5	124	4
Total expenses	9,704	8,730	7,899	974	11	831	11
Pretax segment income	$1,031	$973	$578	$58	6%	$395	68%
ICS issues a wide range of proprietary consumer, small business and corporate cards outside the United States. ICS also provides services to our international customers, including travel and lifestyle services, and manages certain international joint ventures and our loyalty coalition business.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 10 percent (13 percent on an FX-adjusted basis), primarily reflecting an increase in billed business.3 See Tables 5, 6 and 14 for more details on billed business performance.
Net card fees increased 16 percent (20 percent on an FX-adjusted basis), primarily driven by growth in our premium card portfolios.3
Service fees and other revenue increased 2 percent, primarily driven by higher foreign exchange related revenues associated with Card Member cross-currency spending and loyalty coalition-related fees, partially offset by a benefit in the prior year related to a portion of the revenue allocated to a joint venture partner as described in Business development expense below, as well as lower delinquency fees.
Interest income increased, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense increased, primarily driven by a higher cost of funds due to segment net asset growth.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to higher net write-offs, partially offset by a lower reserve build in the current year. The reserve build in the current year was primarily driven by an increase in loans outstanding, partially offset by lower delinquencies. The reserve build in the prior year was primarily driven by an increase in loans outstanding, partially offset by the performance of portfolios in certain international markets.
Card Member receivables provision for credit losses decreased, primarily due to lower net write-offs, partially offset by a reserve build in the current year versus a reserve release in the prior year. The reserve build in the current year was primarily driven by an increase in receivables outstanding. The reserve release in the prior year was primarily driven by lower delinquencies, partially offset by an increase in receivables outstanding.
3 Refer to footnote 1 on page 45 for details regarding foreign currency adjusted information.

EXPENSES
Total expenses increased, primarily driven by higher Card Member rewards, Card Member services and Operating expenses.
Card Member rewards expense increased, primarily driven by higher billed business and an increase in the Membership Rewards URR, partially offset by lower redemption costs.
Business development expense increased, primarily due to increased partner payments driven by higher billed business, partially offset by a prior-year charge related to revenue allocated to a joint venture partner.
Card Member services expense increased, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other expenses increased, primarily due to a charge associated with an increase in international non-income tax reserves and higher allocated service costs, partially offset by a one-time fee from a partner.

TABLE 14: ICS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Billed business (billions)	$366.9	$329.5	$281.6	11%	17%
Proprietary cards-in-force	21.9	21.0	20.1	4	4
Proprietary basic cards-in-force	16.4	15.6	14.9	5	5
Average proprietary basic Card Member spending (dollars)	$22,965	$21,550	$19,519	7	10
Total segment assets	$42,879	$42,234	$36,891	2	14
Card Member loans - consumer and small business:
Total loans	$17,395	$16,950	$13,844	3	22
Average loans	$16,976	$14,964	$12,314	13	22
Net write-off rate — principal, interest and fees(a)	2.5%	2.5%	1.4%
Net write-off rate — principal only(a)	2.1%	2.1%	1.2%
30+ days past due as a % of total	1.2%	1.3%	1.2%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$1,092	$958	$799
Exclude:
Interest expense not attributable to our Card Member loan portfolio(b)	496	475	270
Interest income not attributable to our Card Member loan portfolio(c)	(56)	(62)	(28)
Adjusted net interest income(d)	$1,532	$1,371	$1,041
Average Card Member loans	$16,976	$14,964	$12,378
Net interest income divided by average Card Member loans(d)	6.4%	6.4%	6.5%
Net interest yield on average Card Member loans(d)	9.0%	9.2%	8.4%
Card Member receivables:
Total receivables	$20,047	$19,400	$16,474	3%	18%
Net write-off rate — principal and fees(e)	1.4%	2.1%	1.3%
Net write-off rate — principal only(a) — consumer and small business	1.5%	2.2%	1.4%
30+ days past due as a % of total — consumer and small business	0.8%	1.0%	1.3%
90+ days past billing as a % of total(e) — corporate	0.4%	0.5%	0.5%
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

GLOBAL MERCHANT AND NETWORK SERVICES
TABLE 15: GMNS SELECTED INCOME STATEMENT AND OTHER DATA

Years Ended December 31,				Change		Change
(Millions, except percentages and where indicated)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Revenues
Non-interest revenues	$6,729	$6,620	$6,123	$109	2%	$497	8%
Interest income	52	57	23	(5)	(9)	34	#
Interest expense	(703)	(719)	(329)	16	2	(390)	#
Net interest income	755	776	352	(21)	(3)	424	#
Total revenues net of interest expense	7,484	7,396	6,475	88	1	921	14
Provisions for credit losses	42	27	7	15	56	20	#
Total revenues net of interest expense after provisions for credit losses	7,442	7,369	6,468	73	1	901	14
Expenses
Business development and Card Member services	1,148	1,218	1,192	(70)	(6)	26	2
Marketing	411	437	419	(26)	(6)	18	4
Salaries and employee benefits and other operating expenses	1,485	2,058	1,903	(573)	(28)	155	8
Total expenses	3,044	3,713	3,514	(669)	(18)	199	6
Pretax segment income	4,398	3,656	2,954	742	20	702	24
Network volumes (billions)	1,764.8	1,680.1	1,552.8	$85	5	$127	8
Total segment assets	$17,712	$23,714	$20,005		(25)%		19%
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
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased, primarily driven by higher Discount revenue, partially offset by lower Processed revenue.
Discount revenue increased 3 percent, primarily driven by an increase in billed business, partially offset by lower average merchant discount rates. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 1 percent, primarily driven by higher merchant service fees and foreign exchange-related revenues associated with Card Member cross-currency spending, largely offset by Accertify revenues included in the prior year.
Processed revenue decreased 2 percent and increased 4 percent on an FX-adjusted basis.4
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income decreased, primarily due to a lower interest expense credit, largely driven by a decrease in interest rates in international markets, partially offset by higher average merchant payables.

4 Refer to footnote 1 on page 45 for details regarding foreign currency adjusted information.

EXPENSES
Total expenses decreased, primarily driven by lower Operating expenses.
Business development expense decreased, primarily due to decreased partner payments driven by lower volumes from certain network issuing partners.
Marketing expense decreased, reflecting lower levels of spending on merchant engagement and other growth initiatives.
Salaries and employee benefits and other expenses decreased, primarily driven by the gain recognized on the sale of Accertify included in the Other, net component of operating expenses, partially offset by an increase in allocated service costs.

CORPORATE & OTHER
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $2.4 billion in both 2024 and 2023. Increases in foreign exchange gains and net gains on Amex Ventures investments year-over-year were offset largely by an increase in legal reserves.
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
As discussed above, we became a Category III firm in the third quarter of 2024 and thus are subject to a CET1 countercyclical capital buffer requirement (if enacted by the Federal Reserve) and a minimum supplementary leverage ratio. See “Supervision and Regulation — Capital and Liquidity Regulation” under “Business” for more information.

The following table presents our regulatory risk-based capital and leverage ratios and those of AENB, as of December 31, 2024:
TABLE 16: REGULATORY RISK-BASED CAPITAL AND LEVERAGE RATIOS

	Effective Minimum (a)	Ratios as of December 31, 2024
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.5%
American Express National Bank		11.6
Tier 1	8.5
American Express Company		11.2
American Express National Bank		11.6
Total	10.5
American Express Company		13.2
American Express National Bank		13.2
Tier 1 Leverage	4.0
American Express Company		9.8
American Express National Bank		9.6
Supplementary Leverage Ratio	3.0%
American Express Company		8.3
American Express National Bank		8.0%
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
The following table presents American Express Company’s regulatory risk-based capital and risk-weighted assets as of December 31, 2024:
TABLE 17: REGULATORY RISK-BASED CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS

American Express Company ($ in Billions)	December 31, 2024
Risk-Based Capital
Common Equity Tier 1	$24.9
Tier 1 Capital	26.4
Tier 2 Capital	4.7
Total Capital	31.1

Risk-Weighted Assets	235.8
Average Total Assets to calculate the Tier 1 Leverage Ratio	268.8
Total Leverage Exposure to calculate the Supplementary Leverage Ratio	$317.0
The following are definitions for our regulatory risk-based capital and leverage ratios, which are calculated as per standard regulatory guidance:
Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On- and off-balance sheet items are risk weighted, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being assigned a risk weight. Off-balance sheet exposures comprise a minimal part of the total risk-weighted assets.
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
Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital divided by risk-weighted assets. Tier 2 capital is the sum of the allowable allowance for credit losses adjusted for the CECL final rules, and $1,750 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $1,750 million of eligible subordinated notes includes the $500 million subordinated debt issued in April 2024, the $500 million subordinated debt issued in July 2023 and the $750 million subordinated debt issued in May 2022.
Tier 1 Leverage Ratio — Calculated as Tier 1 capital divided by average total consolidated assets for the most recent quarter.
Supplementary Leverage Ratio — Calculated as Tier 1 capital divided by total leverage exposure. Total leverage exposure includes total average on-balance sheet assets and certain off-balance sheet exposures, less amounts permitted to be deducted from Tier 1 capital.
We elected to delay the recognition of $0.7 billion of reduction in regulatory capital from the adoption of the CECL methodology for two years, followed by a three-year phase-in period at 25 percent once per year beginning January 1, 2022, pursuant to rules issued by federal banking regulators (the CECL final rules). As of January 1, 2025, we have phased in 100 percent of such amount.
We continue to include accumulated other comprehensive income (loss) in regulatory capital.
We participated in the Federal Reserve’s supervisory stress tests in 2024. We submitted our annual capital plan to the Federal Reserve in April 2024. On August 28, 2024, the Federal Reserve confirmed our SCB of 2.5 percent, which resulted in a minimum CET1 ratio of 7 percent, effective October 1, 2024 to September 30, 2025.
DIVIDENDS AND SHARE REPURCHASES
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the year ended December 31, 2024, we returned $7.9 billion to our shareholders in the form of share repurchases of $5.9 billion and common stock dividends of $2.0 billion. We repurchased 23.9 million common shares at an average price of $242.65 in 2024. These dividend and share repurchase amounts collectively represent approximately 76 percent of total capital generated during the year.
We plan to increase the regular quarterly dividend on our common shares outstanding by 17 percent, from 70 cents to 82 cents per share, beginning with the first quarter 2025 dividend declaration.
In addition, during the year ended December 31, 2024, we paid $58 million in dividends on non-cumulative perpetual preferred shares outstanding. Refer to Note 16 to the “Consolidated Financial Statements” for additional information on our preferred shares.
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
Our funding plan is primarily driven by the size and mix of business asset growth, our liquidity position and choice of funding sources, as well as cash requirements generated by withdrawals of deposits by our customers, the maturities of debt outstanding and related interest payments. In executing our funding plan, we aim to maintain a balanced debt maturity profile with an appropriate mix of short-term and long-term refinancing requirements.
FUNDING PROGRAMS AND ACTIVITIES
We had the following customer deposits and consolidated debt outstanding as of December 31:
TABLE 18: SUMMARY OF CUSTOMER DEPOSITS AND CONSOLIDATED DEBT

(Billions)	2024	2023
Customer deposits	$139.4	$129.1
Short-term borrowings	1.4	1.3
Long-term debt	49.7	47.9
Total customer deposits and debt	$190.5	$178.3
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Our funding plan for the full year 2025 includes, among other sources, approximately $9.0 billion to $13.0 billion of unsecured term debt issuance and approximately $6.0 billion to $10.0 billion of secured term debt issuance. Actual funding activities can vary from our plans due to various factors, such as future business growth, the impact of global economic, political and other events on market capacity and funding needs, demand for securities offered by us, regulatory changes, ability to securitize and sell loans and receivables, and the performance of loans and receivables previously sold in securitization transactions. Many of these factors are beyond our control.
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

TABLE 19: UNSECURED DEBT RATINGS

American Express Entity		Moody’s	S&P	Fitch
American Express Company	Long Term	A2	A-	A
	Short Term	N/R	A-2	F1
	Outlook	Stable	Stable	Stable
American Express Travel Related Services Company, Inc.	Long Term	A2	A	A
	Short Term	P-1	A-1	F1
	Outlook	Stable	Stable	Stable
American Express National Bank	Long Term	A3	A	A
	Short Term	P-1	A-1	F1
	Outlook	Stable	Stable	Stable
American Express Credit Corporation	Long Term	A2	A	A
	Short Term	N/R	N/R	N/R
	Outlook	Stable	Stable	Stable
These ratings are not a recommendation to buy or hold any of our securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
Downgrades in the ratings of our unsecured debt or asset securitization program securities could result in higher funding costs, as well as higher fees related to borrowings under our unused credit facilities. Declines in credit ratings could also reduce our borrowing capacity in the unsecured debt and asset securitization capital markets. We believe our funding mix, including the proportion of U.S. direct deposits insured by the FDIC to total funding, should reduce the impact that credit rating downgrades would have on our funding capacity and costs.
In August, 2023, the U.S. federal bank regulatory agencies issued a notice of proposed rulemaking that would require covered bank holding companies such as American Express Company to issue and maintain minimum amounts of eligible external long-term debt and certain insured depository institutions such as AENB to issue and maintain minimum amounts of eligible internal long-term debt. See “Supervision and Regulation — Capital and Liquidity Regulation” under “Business” for more information.
DEPOSIT PROGRAMS
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per depositor, per ownership category through the FDIC; as of December 31, 2024, approximately 92 percent of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. The direct deposit program offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account, certificates of deposit (CDs), business checking and consumer rewards checking account products available directly to customers. As of December 31, 2024, our direct deposit program had approximately 3.3 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives. CDs carry stated maturities while high-yield savings account, checking account and third-party sweep deposit products do not. We manage the duration of our maturing obligations, including CDs, to reduce concentration and refinancing risk.
As of December 31, 2024, we had $139.4 billion in deposits. Refer to Note 7 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.
The following table sets forth the average interest rates we paid on different types of deposits during the years ended December 31, 2024, 2023 and 2022. Changes in the average interest rate we paid on our deposits were primarily due to the impact of higher market interest rates offered for retail deposits.
TABLE 20: AVERAGE INTEREST RATES PAID ON DEPOSITS

	Year ended December 31,
	2024			2023			2022
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate	Average Balance	Interest Expense	Average Interest Rate	Average Balance	Interest Expense	Average Interest Rate
Savings accounts	$101,705	$4,210	4.1%	$84,913	$3,320	3.9%	$70,990	$961	1.4%
Checking accounts	1,677	29	1.7	1,189	37	3.1	468	6	1.3
Certificates of deposit:
Direct	4,978	211	4.2	4,407	159	3.6	1,708	33	1.9
Third-party (brokered)	9,718	397	4.1	13,945	518	3.7	7,649	221	2.9
Sweep accounts — Third-party (brokered)	15,419	845	5.5	15,676	824	5.3	15,039	301	2.0
Total U.S. interest-bearing deposits	$133,497	$5,692	4.3%	$120,130	$4,858	4.0%	$95,854	$1,522	1.6%

SHORT-TERM FUNDING PROGRAMS
Short-term borrowings, such as commercial paper, are defined as any debt with an original maturity of twelve months or less, as well as interest-bearing overdrafts with banks. Our short-term funding programs are used primarily to fund working capital needs, such as managing seasonal variations in receivables balances. The amount of short-term borrowings issued in the future will depend on our funding strategy, our needs and market conditions. We had no commercial paper outstanding at any point during 2024. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these borrowings.
LONG-TERM DEBT AND ASSET SECURITIZATION PROGRAMS
As of December 31, 2024, we had $49.7 billion in long-term debt outstanding, including unsecured debt and asset-backed securities. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these borrowings and scheduled maturities of long-term debt obligations.
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
TABLE 21: DEBT ISSUANCES

(Billions)	2024
American Express Company:
Floating Rate Senior Notes (compounded SOFR(a) plus weighted-average spread of 90 basis points)	$1.1
Fixed-to-Floating Rate Senior Notes (weighted-average coupon of 5.31% during the fixed rate period and compounded SOFR(a) plus weighted-average spread of 106 basis points during the floating rate period)	7.3
Fixed-to-Floating Rate Subordinated Notes (coupon of 5.92% during the fixed rate period and compounded SOFR(a) plus spread of 163 basis points during the floating rate period)	0.5
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 5.02%)	3.2
Total	$12.1
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
The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as additional stress scenarios required under our liquidity risk policy. These stress scenarios possess distinct characteristics, varying by cash flow assumptions, time horizon and qualifying liquidity sources, among other factors. Scenarios under our liquidity risk policy include market-wide, firm-specific and combined liquidity stresses. Additionally, as discussed above, we became a Category III firm in the third quarter of 2024 and thus are subject to the regulatory requirements under LCR and NSFR rules, subject to applicable transition periods. See “Supervision and Regulation — Enhanced Prudential Standards” under “Business” for more information. We consider other factors in determining the amount and type of liquidity we maintain, such as economic and financial market conditions, seasonality in business operations, growth in our businesses, potential acquisitions or dispositions, the cost and availability of alternative liquidity sources and credit rating agency guidelines and requirements. We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements.
As of December 31, 2024 and 2023, we had $40.6 billion and $46.6 billion in Cash and cash equivalents, respectively. The year-over-year decline was primarily due to the deployment of cash to fund the growth of our business. Refer to “Cash Flows” below for a discussion of the major drivers impacting cash flows for the year ended December 31, 2024. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary. During 2024, interest income exceeded the interest expense associated with the liquidity portfolio.

Securitized Borrowing Capacity
As of December 31, 2024, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). These facilities enhance our contingent funding resources and are also used in the ordinary course of business to fund working capital needs. As of December 31, 2024, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
Committed Bank Credit Facility
As of December 31, 2024, we maintained a committed syndicated bank credit facility of $4.0 billion with a maturity date of October 30, 2026. The availability of the credit facility is subject to our maintenance of a minimum CET1 risk-based capital ratio of 4.5 percent, with certain restrictions in relation to either accessing the facility or distributing capital to common shareholders in the event our CET1 risk-based capital ratio falls between 4.5 percent and 6.5 percent. It does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on our credit rating. As of December 31, 2024, we were in compliance with the covenants contained in the credit facility and no amounts were drawn on this facility. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. Any undrawn portion of this facility could serve as a backstop for the amount of commercial paper outstanding.
Other Sources of Liquidity
In addition to cash and other liquid assets and the secured borrowing facilities and committed bank credit facility described above, as an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco through the discount window against the U.S. credit card loans and charge card receivables that it pledged.
As of December 31, 2024, AENB had available borrowing capacity of $76.9 billion based on the amount and collateral valuation of receivables that were pledged to the Federal Reserve Bank of San Francisco. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve and can change from time to time. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval.
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

CASH FLOWS
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023:
TABLE 22: CASH FLOWS

(Billions)	2024	2023	2022
Total cash provided by (used in):
Operating activities	$14.0	$18.5	$21.1
Investing activities	(24.4)	(24.4)	(33.7)
Financing activities	4.4	18.4	24.5
Effect of foreign currency exchange rates on cash and cash equivalents	—	0.2	—
Net (decrease) increase in cash and cash equivalents	$(6.0)	$12.7	$11.9
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
In 2023, the net cash provided by operating activities was primarily driven by cash generated from net income for the period and higher net operating liabilities, primarily driven by higher book overdrafts due to timing differences arising in the ordinary course of business and higher accounts payable to merchants.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in loans and Card Member receivables, as well as changes in our available-for-sale investment securities portfolio.
In both 2024 and 2023, the net cash used in investing activities was primarily driven by higher Loans and Card Member receivables outstanding, partially offset by net maturities of investment securities.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
In both 2024 and 2023, the net cash provided by financing activities was primarily driven by growth in customer deposits and net proceeds from long-term debt, partially offset by share repurchases and dividend payments.

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
The Risk Committee of our Board of Directors provides oversight of our ERM framework, processes and methodologies. The Risk Committee approves our ERM and select other risk policies. The ERM policy defines and governs risk governance, risk oversight and risk appetite, including credit risk (at both the individual and institutional levels), operational risk (e.g., operations and process, legal, conduct, third-party, information technology, information security, data management, privacy and people risks), compliance risk, reputational risk, market risk, funding and liquidity risk, model risk, strategic and business risk and country risk. The ERM policy also guides the monitoring of emerging risks, as appropriate. Risk appetite defines the authorized risk limits to control exposures within our risk capacity and risk tolerance, including stressed forward-looking scenarios. In addition, it establishes principles for risk taking in the aggregate and for each risk type, and is supported by a comprehensive system for monitoring performance (including limits and escalation triggers) and assessing control programs. On an ongoing basis, the Risk Committee reviews our risk profile against the tolerances specified in the Risk Appetite Framework, including significant risk exposures, risk trends in our portfolios and major risk concentrations.
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
The Compensation and Benefits Committee of our Board of Directors works with the Chief Risk Officer to ensure our overall compensation programs, as well as those covering our risk-taking employees, appropriately balance risk with business incentives and that business performance is achieved without taking imprudent or excessive risk. Our Chief Risk Officer is actively involved in setting risk goals for the Company. Our Chief Risk Officer also reviews the risk profiles of each business unit and, in conjunction with the Chief Audit Executive, provides input into performance evaluation through the Risk Performance Program. The Chief Risk Officer meets with the Compensation and Benefits Committee and attests whether performance goals and results have been achieved without taking imprudent risks. The Compensation and Benefits Committee uses a risk-balanced incentive compensation framework to decide on our bonus pools and the compensation of senior executives.

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
CREDIT RISK MANAGEMENT PROCESS
We define credit risk as loss due to default or changes in the credit quality of a customer, obligor or security. Our credit risks are divided into two broad categories: individual and institutional. Each has distinct risk management profiles, capabilities, strategies, and tools. Business units that create individual or institutional credit risk exposures of significant importance are supported by dedicated risk management teams, each led by a Chief Credit Officer.
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
To appropriately measure and manage operational risk, we have implemented a comprehensive operational risk framework that is defined in the Operational Risk Management Policy approved by the ERMC. The Operational Risk Management Committee (ORMC), chaired by the Chief Operational Risk Officer, coordinates with all control groups on effective risk assessments and controls. It also oversees the preventive, responsive and mitigation efforts by control management teams in the business units and staff groups.
We use the operational risk framework to identify, measure, monitor and report inherent and emerging operational risks. The framework includes programs established for risk management activities related to processes and the launch of new products and services. The framework also defines guidelines and risk management requirements for the (a) identification of issues and operational risk events, (b) related control enhancements and (c) reporting of key trends and escalation of risks. Outcomes from the operational risk framework are discussed and escalated to various risk management committees and incorporated within our accountability framework for executive compensation.
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
We view our ability to effectively mitigate compliance risk as an important aspect of our business model. Our Global Compliance and Ethics organization is responsible for establishing and maintaining our corporate-wide Compliance Risk Management Program. Pursuant to this program, we seek to manage and mitigate compliance risk by assessing, controlling, monitoring, measuring and reporting the legal and regulatory risks to which we are exposed. The Compliance Risk Management Committee (CRMC), chaired by the Chief Compliance Officer, is responsible for identifying, evaluating, managing, and escalating compliance risks. The CRMC has a dual reporting relationship to both the Risk Committee (through the ERMC) and the Audit and Compliance Committee.
Additionally, we have a comprehensive Anti-Money Laundering program that monitors and reports suspicious activity to the appropriate government authorities. The program includes an independent risk assessment of the rules used by the Anti-Money Laundering team.
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
Market risk is managed by the Market Risk Management Committee. The Market Risk Oversight Officer provides an independent risk assessment and oversight over the policies and exposure management for market risk and Asset Liability Management activities.
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
TABLE 23: SENSITIVITY ANALYSIS OF INTEREST RATE CHANGES ON ANNUAL NET INTEREST INCOME AS OF DECEMBER 31, 2024

(Millions)	Instantaneous Parallel Rate Shocks (a)
	+200bps	+100bps	-100bps	-200bps
	$(560)	$(224)	$225	$457
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
These foreign exchange risks are managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pretax impacts from currency movements in the period in which they occur. As of December 31, 2024, foreign currency derivative instruments with total notional amounts of approximately $43 billion were outstanding.
With respect to Card Member spending and cross-currency transactions, including related foreign exchange forward contracts outstanding, the impact of a hypothetical 10 percent strengthening of the U.S. dollar would have been immaterial to projected earnings as of December 31, 2024. With respect to translation exposure of foreign subsidiary equity balances, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial reduction in other comprehensive income and equity as of December 31, 2024. With respect to anticipated earnings denominated in foreign currencies for the next twelve months, the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar, net of hedges, would be approximately $136 million as of December 31, 2024.
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
Our liquidity risk management processes are designed in alignment with regulatory guidelines. As a Category III firm under U.S. federal bank regulatory agencies’ rules, we are subject to heightened capital, liquidity and prudential requirements, including more stringent liquidity risk management requirements. See “Supervision and Regulation – Capital and Liquidity Regulation” under “Business” for more information.
MODEL RISK MANAGEMENT PROCESS
We define model risk as the risk of adverse consequences, such as financial loss, poor business and strategic decision making, damage to our reputation or customer harm, from decisions based on incorrect or misused model outputs and outcomes.
The Enterprise-Wide Model Risk Policy establishes the comprehensive framework for governing model risk. This policy is approved by the ERMC. The comprehensive risk management and governance framework includes procedures for model development, independent model validation, model risk reporting and change management capabilities that seek to minimize erroneous model methodology, outputs, and misuse. We also assess model performance and model- related issues on an ongoing basis and seek to address deficiencies in a timely manner. In addition, we utilize artificial intelligence and machine learning (AI/ML) models, including Generative AI tools, for a variety of business use cases. We perform extensive reviews and testing to reduce the risk that these AI/ML techniques result in adverse consequences.
STRATEGIC AND BUSINESS RISK MANAGEMENT PROCESS
We define strategic and business risk as the risk related to our inability to achieve our business objectives due to poor strategic decisions, including decisions related to the launch or modification of products, mergers, acquisitions, and divestitures, poor implementation of strategic decisions or declining demand for our products and services.
Strategic decisions are reviewed and approved by business leaders and various committees and must be aligned with company policies. We seek to manage strategic and business risks through risk controls embedded in these processes as well as overall risk management oversight over business goals. Launch of key new products as well as existing product performance is reviewed periodically by committees and business leaders to inform business decisions as appropriate. Mergers, acquisitions and divestitures can only be approved following Executive Committee due diligence, a comprehensive risk assessment by operational, market, credit and oversight leaders provided to the Chief Risk Officer and approval by either the Chief Risk Officer or appropriate risk committees. All new and material changes to products and services are reviewed and approved by the New Products Committee and appropriate credit or risk committees.

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
EMERGING RISKS
We also identify, monitor and report on emerging risks through our risk governance framework. Emerging risks arise due to changes in the external environment or internal initiatives and may manifest across multiple risk types. For example, climate-related risk is currently identified as an emerging risk and may manifest as credit risk, operational risk, market risk, liquidity risk or other risk types. Emerging risks are monitored and reported periodically to members of management, as well as to the ERMC and the Risk Committee of our Board of Directors.

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

Macroeconomic Sensitivity
To demonstrate the sensitivity of estimated credit losses to the macroeconomic scenarios, we compared our modeled estimates under a baseline scenario to that under a pessimistic downside scenario. As of December 31, 2024, for every 10 percentage points change in weighting from the baseline scenario to the pessimistic downside scenario, the estimated credit losses increased by approximately $230 million.
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

LIABILITY FOR MEMBERSHIP REWARDS
The Membership Rewards program is our largest card-based rewards program. Card Members can earn points for purchases charged on their enrolled card products. A significant portion of our cards, by their terms, allow Card Members to earn bonus points for purchases at merchants in particular industry categories. Membership Rewards points are redeemable for a broad variety of rewards, including, but not limited to, travel, shopping, gift cards, and statement credits. Points typically do not expire, and there is no limit on the number of points a Card Member may earn. Membership Rewards expense is driven by charge volume on enrolled cards, customer participation in the program and contractual arrangements with redemption partners.
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
Changes in the Membership Rewards URR and WAC per point have the effect of either increasing or decreasing the liability through the current period Membership Rewards expense by an amount estimated to cover the cost of all points previously earned but not yet redeemed by current enrollees as of the end of the reporting period. As of December 31, 2024, an increase in the estimated URR of current enrollees of 25 basis points would increase the Membership Rewards liability and corresponding rewards expense by approximately $197 million. Similarly, an increase in the WAC per point of 1 basis point would increase the Membership Rewards liability and corresponding rewards expense by approximately $220 million.
GOODWILL RECOVERABILITY
Goodwill represents the excess of acquisition cost of an acquired business over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at the reporting unit level annually or when events or circumstances arise, such as adverse changes in the business environment, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Our methodology for conducting this goodwill impairment testing contains both a qualitative and quantitative assessment.
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
Charge cards — Represents cards that generally carry no pre-set spending limits and are primarily designed as a method of payment and not as a means of financing purchases. Each transaction on a charge card with no pre-set spending limit is authorized based on its likely economics reflecting a Card Member’s most recent credit information and spend patterns. Charge Card Members must pay the full amount of balances billed each month, with the exception of balances that can be revolved under lending features offered on certain charge cards, such as Pay Over Time and Plan It®, that allow Card Members to pay for eligible purchases with interest over time.
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
Discount revenue — Primarily represents the amount we earn and retain from the merchant payable for facilitating transactions between Card Members and merchants on payment products issued by American Express.
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
Other loans — Represents balances on non-card payment and financing products that are not associated with a Card Member agreement, and instead are governed by a separate borrowing relationship. Other loans consist primarily of consumer installment loans and lines of credit offered to small business customers.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations and our ability to continue investing at high levels in areas that can drive sustainable growth (including our brand, value propositions, coverage, marketing, technology and talent), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: macroeconomic conditions, higher rates of unemployment, changes in interest rates, effects of inflation, tariffs, supply chain issues, energy costs and fiscal and monetary policies; geopolitical instability, hostilities and tensions, such as involving China and the United States; the impact of any future contingencies, including, but not limited to, legal costs and settlements, the imposition of fines or monetary penalties, increases in Card Member remediation, investment gains or losses, restructurings, impairments and changes in reserves; issues impacting brand perceptions and our reputation; impacts related to acquisitions, cobrand and other partner agreements, portfolio sales and joint ventures; and the impact of regulation and litigation, which may be heightened due to the uncertain regulatory environment and could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense and the sustainability of our future growth, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: spending volumes and the spending environment not being consistent with expectations, including a decline in spending by U.S. small and mid-sized enterprise Card Members or slowdowns in U.S. consumer or international spending volumes; an inability to address competitive pressures, attract and retain customers, invest in and enhance our Membership Model of premium products, differentiated services and partnerships, successfully refresh our card products, grow spending and lending with customers across age cohorts, including Millennial and Gen Z customers, and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global network; the effects of regulatory initiatives, including pricing and network regulation; merchant coverage growing less than expected or the reduction of merchant acceptance or the perception of coverage; increased surcharging, steering, suppression or differential acceptance of our products; merchant discount rates changing from our expectations; and changes in foreign currency exchange rates;
•net card fees not performing consistently with expectations, which could be impacted by, among other things, a decrease in the ability and desire of Card Members to pay card fees, such as due to a deterioration in macroeconomic conditions; higher Card Member attrition rates; the pace of Card Member acquisition activity and demand for our fee-based products; and our inability to address competitive pressures, develop attractive premium value propositions and implement our strategy of refreshing card products and realize our anticipated growth from those refreshes, enhancing and delivering benefits and services and continuing to innovate with respect to our products;
•net interest income, the effects of changes in interest rates and the growth of loans and Card Member receivables outstanding and revolving balances, being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; the effectiveness of our strategies to enhance Card Member value propositions, capture a greater share of Card Members’ spending and borrowings and attract new, and retain existing, customers; our ability to effectively manage underwriting risk; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on Card Member loans not remaining consistent with current expectations; and our deposit levels or the interest rates we offer on deposits changing from current expectations; loss or impacts to cobrand relationships; and governmental actions to cap interest rates;

•future credit performance, the level of future delinquency, reserve and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; the ability and willingness of Card Members to pay amounts owed to us; changes in loans and receivables outstanding, such as from the implementation of our strategy to capture spending and borrowings, or from changes in consumer behavior that affect loan and receivable balances (e.g., paydown and revolve rates); changes in the levels of customer acquisitions and the credit profiles of new customers acquired; the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; the impact of the usage of debt settlement companies; and collections capabilities and recoveries of previously written-off loans and receivables;
•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement costs to revenues, which could be impacted by continued changes in macroeconomic conditions and Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories), the redemption of rewards and offers (including travel redemptions) and usage of travel-related benefits; the costs related to reward point redemptions; further enhancements to our rewards programs and product benefits, including to make them attractive to Card Members and prospective customers, potentially in a manner that is not cost-effective; new and renegotiated contractual obligations with business partners, which may be affected by business partners with greater scale and leverage; our ability to identify and negotiate partner-funded value for Card Members; and the pace and cost of the expansion of our global lounge collection;
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
•our ability to control operating expenses, including relative to revenue growth, and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; our ability to realize operational efficiencies, including through increased scale and automation and continued adoption of artificial intelligence technologies; management’s decisions regarding spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; restructuring activity; fraud costs; inflation; supply chain issues; expenses related to control management and compliance and consulting, legal and other professional services fees, including as a result of litigation or internal and regulatory reviews; regulatory assessments; the level of M&A activity and related expenses; information security or cybersecurity incidents; the payment of fines, penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the performance of Amex Ventures and other of our investments; impairments of goodwill or other assets; and the impact of changes in foreign currency exchange rates on costs;
•our tax rate not remaining consistent with expectations, which could be impacted by, among other things, further changes in tax laws and regulation (or the expiration of provisions of tax laws or regulations), the implementation of the OECD’s global minimum tax guidelines by jurisdictions, our geographic mix of income, unfavorable tax audits, assessments and tax litigation outcomes;
•changes affecting our plans regarding the return of capital to shareholders, including increasing the level of the dividend, which will depend on factors such as our capital levels and regulatory capital ratios; the results of our stress testing and capital planning process and new rulemakings and guidance from the Federal Reserve and other banking regulators, including changes to regulatory capital requirements, such as from the U.S. federal bank regulatory agencies’ Basel III rulemaking; our results of operations and financial condition; our credit ratings and rating agency considerations; required company approvals; and the economic environment and market conditions in any given period;
•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure and competitor settlements and mergers that may materially impact the prices charged to merchants that accept American Express cards; surcharging, steering and suppression by merchants and merchant acceptance; the desirability of our premium card products; competition for new and existing cobrand relationships; competition from new and non-traditional competitors, and with respect to new products, services and technologies, such as the emergence or increase in popularity of alternative payment mechanisms; and the success of marketing, promotion and rewards programs;

•our ability to expand our leadership in the premium consumer space, including with Millennial and Gen-Z consumers, which will be impacted in part by competition, brand perceptions (including perceptions related to merchant coverage) and reputation, and our ability to develop and market new benefits and value propositions that appeal to Card Members and new customers, grow spending with new and younger age cohort Card Members, offer attractive services and rewards programs and build greater customer loyalty, which will depend in part on identifying and funding investment opportunities, addressing changing customer behaviors, new product innovation and development, Card Member acquisition efforts and enrollment processes, including through digital channels, continuing to realize the benefits from strategic partnerships, successfully implementing our dining strategy and evolving our infrastructure to support new products, services and benefits;
•our ability to build on our leadership in commercial payments, which will depend in part on competition; the willingness and ability of companies to use credit and charge cards for procurement and other business expenditures as well as use our other products and services for financing needs; perceived or actual difficulties and costs related to setting up B2B payment platforms; our ability to offer attractive value propositions and new products to current and potential customers; our ability to enhance and expand our payment, lending and cash flow management solutions, increase customer engagement, and build out a multi-product digital ecosystem to integrate our broad product set, which is dependent on our continued investment in capabilities, features, functionalities, platforms and technologies; and the success of our initiatives to support businesses, such as Small Business Saturday and other Shop Small campaigns;
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
•our ability to successfully invest in, benefit from and expand the use of technological developments, digital payments, servicing and travel solutions and other technological capabilities, which will depend in part on our success in evolving our products and processes for the digital environment, developing new features in the Amex® app and enhancing our digital channels, effectively utilizing data and data platforms, building partnerships and executing programs with other companies, effectively utilizing artificial intelligence and machine learning and increasing automation, including to address servicing and other business and customer needs, and supporting the use of our products as a means of payment through online and mobile channels, all of which will be impacted by investment levels, customer and colleague receptiveness and ability to adopt new technologies, new product innovation and development and the platforms and infrastructure to support new products, services, benefits and partner integrations;
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
•our ability to achieve our climate-related goals, which depend in part on the amount and efficacy of our investments in emissions reduction projects, the ability of our partners to set and achieve sustainability targets, the success of our supply chain and sustainability initiatives, and colleague programs; customer preferences and behaviors; the cost and availability of renewable energy, carbon removal and carbon offset projects and energy attribute certificates; changes in our real estate, technology and colleague strategies or an inability to execute those strategies; and brand perceptions and reputation;
•legal and regulatory developments, which could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or governance, or alter our relationships with Card Members, partners, merchants and other third parties, including affecting our network operations and practices governing merchant acceptance, as well as our ability to continue certain cobrand relationships in the EU; impact card fees and rewards programs; exert further pressure on merchant discount rates and our network business, as well as result in an increase in surcharging, steering or other differential acceptance practices; alter the competitive landscape; subject us to heightened regulatory scrutiny and result in increased costs related to regulatory oversight and compliance, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or monetary penalties; materially affect capital or liquidity requirements, results of operations or ability to pay dividends; or result in harm to the American Express brand;
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners, merchants that represent a significant portion of our business, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as global economic and business conditions, consumer and business spending generally, unemployment rates, geopolitical conditions, including resulting from recent political developments or further escalations or widening of ongoing military conflicts and regional hostilities, adverse developments affecting third parties, including other financial institutions, merchants or vendors, as well as severe weather conditions and natural disasters (e.g., hurricanes and wildfires), power loss, disruptions in telecommunications, pandemics, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances, deposit levels, foreign exchange rates and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013).
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2024, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of American Express Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Express Company and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Reserves for Credit Losses on Card Member Loans
As described in Note 3 to the consolidated financial statements, reserves for credit losses on Card Member loans represent management’s estimate of the expected credit losses in the Company’s outstanding portfolio of Card Member loans as of the balance sheet date. The reserves for credit losses on Card Member loans was $5.7 billion as of December 31, 2024. Management estimates lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period) beyond the balance sheet date. As disclosed by management, in estimating expected credit losses, management uses a combination of statistically-based models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of the Company’s reserves relate to the determination of the appropriate R&S Period, the modeling of the probability of and exposure at default, and the methodology to incorporate current and future economic conditions. Management uses these models and assumptions, combined with historical loss experience, to determine the reserve rates that are applied to the outstanding loan balances to produce its reserves for expected credit losses. Within the R&S Period, the Company’s models use past loss experience and current and future economic conditions to estimate the probability of default, exposure at default and expected recoveries to estimate net losses at default. Beyond the R&S Period, expected credit losses are estimated by immediately reverting to long-term average loss rates. Management also estimates the likelihood and magnitude of recovery of previously written off loans considering how long ago the loan was written off and future economic conditions. Additionally, management evaluates whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as external conditions, emerging portfolio trends, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due accounts, or management risk actions.
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
Membership Rewards Liability
As described in Note 9 to the consolidated financial statements, the Membership Rewards liability represents management’s estimate of the cost of Membership Rewards points earned that are expected to be redeemed in the future. The Membership Rewards liability was $14.8 billion as of December 31, 2024. The weighted average cost (WAC) per point and the Ultimate Redemption Rate (URR) are key assumptions used to estimate the liability. As disclosed by management, the URR assumption is used by management to estimate the number of points earned that will ultimately be redeemed in future periods. Management uses statistical and actuarial models to estimate the URR based on redemption trends, card product type, enrollment tenure, card spend levels and credit attributes. The WAC per point assumption is derived from 12 months of redemptions and is adjusted as appropriate for certain changes in redemption costs that are not representative of future cost expectations and expected developments in redemption patterns.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 7, 2025
We have served as the Company’s auditor since 2005.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Millions, except per share amounts)	2024	2023	2022
Revenues
Non-interest revenues
Discount revenue	$35,192	$33,416	$30,739
Net card fees	8,449	7,255	6,070
Service fees and other revenue	5,129	5,005	4,521
Processed revenue	1,636	1,705	1,637
Total non-interest revenues	50,406	47,381	42,967
Interest income
Interest on loans	21,095	17,697	11,967
Interest and dividends on investment securities	86	128	96
Deposits with banks and other	2,614	2,158	595
Total interest income	23,795	19,983	12,658
Interest expense
Deposits	5,695	4,865	1,527
Long-term debt and other	2,557	1,984	1,236
Total interest expense	8,252	6,849	2,763
Net interest income	15,543	13,134	9,895
Total revenues net of interest expense	65,949	60,515	52,862
Provisions for credit losses
Card Member receivables	774	880	627
Card Member loans	4,109	3,839	1,514
Other	302	204	41
Total provisions for credit losses	5,185	4,923	2,182
Total revenues net of interest expense after provisions for credit losses	60,764	55,592	50,680
Expenses
Card Member rewards	16,599	15,367	14,002
Business development	5,886	5,657	4,943
Card Member services	4,782	3,968	2,959
Marketing	6,040	5,213	5,458
Salaries and employee benefits	8,198	8,067	7,252
Other, net	6,364	6,807	6,481
Total expenses	47,869	45,079	41,095
Pretax income	12,895	10,513	9,585
Income tax provision	2,766	2,139	2,071
Net income	$10,129	$8,374	$7,514
Earnings per Common Share — (Note 21)(a)
Basic	$14.04	$11.23	$9.86
Diluted	$14.01	$11.21	$9.85
Average common shares outstanding for earnings per common share:
Basic	712	735	751
Diluted	713	736	752
(a)Represents net income less (i) earnings allocated to participating share awards of $76 million, $64 million and $57 million for the years ended December 31, 2024, 2023 and 2022, respectively, and (ii) dividends on preferred shares of $58 million, $58 million and $57 million for the years ended December 31, 2024, 2023 and 2022, respectively.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Millions)	2024	2023	2022
Net income	$10,129	$8,374	$7,514
Other comprehensive income (loss):
Net unrealized debt securities gains (losses), net of tax	5	50	(87)
Foreign currency translation adjustments, net of hedges and tax	(353)	51	(230)
Net unrealized pension and other postretirement benefits, net of tax	25	37	52
Other comprehensive income (loss)	(323)	138	(265)
Comprehensive income	$9,806	$8,512	$7,249
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 31 (Millions, except share data)	2024	2023
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2024, $6; 2023, nil)	$3,413	$7,118
Interest-bearing deposits in other banks	37,006	39,312
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2024, $82; 2023, $66)	221	166
Total cash and cash equivalents (includes restricted cash: 2024, $427; 2023, $514)	40,640	46,596
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2024, $3,927; 2023, $4,587), less reserves for credit losses: 2024, $171; 2023, $174	59,240	60,237
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2024, $28,278; 2023, $28,590), less reserves for credit losses: 2024, $5,679; 2023, $5,118	133,995	120,877
Card Member loans held for sale	758	—
Other loans, less reserves for credit losses: 2024, $194; 2023, $126	9,038	6,960
Investment securities	1,240	2,186
Premises and equipment, less accumulated depreciation and amortization: 2024, $10,739; 2023, $9,911	5,371	5,138
Other assets, less reserves for credit losses: 2024, $27; 2023, $27	21,179	19,114
Total assets	$271,461	$261,108
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$139,413	$129,144
Accounts payable	13,884	13,109
Short-term borrowings	1,374	1,293
Long-term debt (includes debt issued by consolidated variable interest entities: 2024, $13,880; 2023, $13,426)	49,715	47,866
Other liabilities	36,811	41,639
Total liabilities	$241,197	$233,051
Contingencies and Commitments (Note 12)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of December 31, 2024 and 2023 (Note 16)	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 702 million shares as of December 31, 2024 and 723 million shares as of December 31, 2023	141	145
Additional paid-in capital	11,370	11,372
Retained earnings	22,148	19,612
Accumulated other comprehensive income (loss)	(3,395)	(3,072)
Total shareholders’ equity	30,264	28,057
Total liabilities and shareholders’ equity	$271,461	$261,108
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2024	2023	2022
Cash Flows from Operating Activities
Net income	$10,129	$8,374	$7,514
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	5,185	4,923	2,182
Depreciation and amortization	1,676	1,651	1,626
Stock-based compensation	504	450	375
Deferred taxes	(990)	(1,329)	(1,189)
Other items (a)	(564)	664	365
Originations of loans held-for-sale	—	(54)	(277)
Proceeds from sales of loans held-for-sale	—	59	277
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	1,007	(1,244)	1,391
Accounts payable & other liabilities	(2,897)	5,065	8,815
Net cash provided by operating activities	14,050	18,559	21,079
Cash Flows from Investing Activities
Sale of investments	42	2	26
Maturities and redemptions of investments	2,179	3,888	1,892
Purchase of investments	(1,593)	(1,572)	(4,175)
Net increase in loans and Card Member receivables, including Card Member loans held for sale (b)(c)	(23,259)	(25,124)	(29,562)
Purchase of premises and equipment, net of sales: 2024, $6; 2023, $2; 2022, $1	(1,911)	(1,563)	(1,855)
Acquisitions, net of cash acquired	(454)	(64)	(15)
Dispositions, net of cash disposed	594	—	—
Net cash used in investing activities	(24,402)	(24,433)	(33,689)
Cash Flows from Financing Activities
Net increase in customer deposits	10,305	18,915	25,902
Net increase (decrease) in short-term borrowings (c)	207	(105)	(706)
Proceeds from long-term debt	12,602	15,674	23,230
Payments of long-term debt	(10,759)	(10,703)	(18,906)
Issuance of American Express common shares	100	28	56
Repurchase of American Express common shares and other	(6,020)	(3,650)	(3,502)
Dividends paid	(1,999)	(1,780)	(1,565)
Net cash provided by financing activities	4,436	18,379	24,509
Effect of foreign currency exchange rates on cash and cash equivalents	(40)	177	(13)
Net (decrease) increase in cash and cash equivalents	(5,956)	12,682	11,886
Cash and cash equivalents at beginning of year	46,596	33,914	22,028
Cash and cash equivalents at end of year	$40,640	$46,596	$33,914
(a)Primarily includes the gain recognized on the sale of Accertify (See Note 1), losses on tax credit investments, changes in reserves, net gains and losses on Amex Ventures investments, gains/losses on fair value hedges and changes in equity method investments.
(b)Includes Card Member loans held for sale (HFS) which were previously held for investment within Card Member loans and were reclassified on the Consolidated Balance Sheets effective December 1, 2024. Refer to Note 1 for additional information.
(c)Excludes an increase of $117 million related to non-cash activity during 2023.
Net income taxes paid during 2024, 2023 and 2022 were $3.6 billion, $3.3 billion and $3.0 billion, respectively, and interest paid primarily related to Debt and Customer deposits for the same periods were $8.2 billion, $6.4 billion and $2.2 billion, respectively.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2021	$22,177	$—	$153	$11,495	$(2,945)	$13,474
Net income	7,514	—	—	—	—	7,514
Other comprehensive income (loss)	(265)	—	—	—	(265)	—
Repurchase of common shares	(3,332)	—	(4)	(302)	—	(3,026)
Other changes, including employee plans	242	—	—	300	—	(58)
Cash dividends declared preferred Series D, $35,993.05 per share	(57)	—	—	—	—	(57)
Cash dividends declared common, $2.08 per share	(1,568)	—	—	—	—	(1,568)
Balances as of December 31, 2022	24,711	—	149	11,493	(3,210)	16,279
Net income	8,374	—	—	—	—	8,374
Other comprehensive income (loss)	138	—	—	—	138	—
Repurchase of common shares	(3,519)	—	(4)	(334)	—	(3,181)
Other changes, including employee plans	181	—	—	213	—	(32)
Cash dividends declared preferred Series D, $35,993.05 per share	(58)	—	—	—	—	(58)
Cash dividends declared common, $2.40 per share	(1,770)	—	—	—	—	(1,770)
Balances as of December 31, 2023	28,057	—	145	11,372	(3,072)	19,612
Net income	10,129	—	—	—	—	10,129
Other comprehensive income (loss)	(323)	—	—	—	(323)	—
Repurchase of common shares	(5,857)	—	(4)	(377)	—	(5,476)
Other changes, including employee plans	315	—	—	375	—	(60)
Cash dividends declared preferred Series D, $36,288.88 per share	(58)	—	—	—	—	(58)
Cash dividends declared common, $2.80 per share	(1,999)	—	—	—	—	(1,999)
Balances as of December 31, 2024	$30,264	$—	$141	$11,370	$(3,395)	$22,148
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
THE COMPANY
We are a globally integrated payments company, providing customers with access to products, insights and experiences that enrich lives and build business success. Our various products and services are offered globally to consumers, small businesses, mid-sized companies and large corporations through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party service providers and business partners, in-house sales teams, direct mail, telephone and direct response advertising.
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
INCOME STATEMENT
Revenue is recognized when obligations under the terms of a contract with our customers are satisfied. We have elected to not disclose revenue that is expected to be recognized in future periods related to contracts with variable consideration (e.g., discount revenue). Non-interest revenue expected to be recognized in future periods related to all other contracts with customers is not material.
Payments made pursuant to contractual arrangements with our merchants, network partners and other customers are classified as contra-revenue, except where we receive goods, services or other benefits for which the fair value is determinable and measurable, in which case they are recorded as expense.
Discount Revenue
Discount revenue primarily represents the amount we earn and retain from the merchant payable for facilitating transactions between Card Members and merchants on payment products issued by American Express. The amount of fees charged for accepting our cards as payment, or merchant discount, varies with, among other factors, the industry in which the merchant conducts business, the merchant’s overall American Express-related transaction volume, the method of payment, the settlement terms with the merchant, the method of submission of transactions and, in certain instances, the geographic scope of the card acceptance agreement between the merchant and us (e.g., local or global) and the transaction amount. Discount revenue is generally recorded at the time the Card Member transaction occurs.
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
Net Card Fees
Net card fees represent revenue earned from annual card membership fees, which vary based on the type of card and the number of cards for each account. These fees, net of qualifying acquisition costs and a reserve for projected refunds for Card Member cancellations, are deferred and recognized on a straight-line basis over the twelve-month card membership period as Net card fees in the Consolidated Statements of Income and are therefore more stable in relation to short term business or economic shifts. The unamortized net card fee balance is reported in Other liabilities on the Consolidated Balance Sheets.
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
Card Member Rewards
We issue credit, charge and debit cards that allow Card Members to participate in various rewards programs (e.g., Membership Rewards, cash back and cobrand). Rewards expense is recognized in the period Card Members earn rewards, generally by spending on their enrolled card products. For Membership Rewards and cash back, we record a liability that represents the rewards that are expected to be redeemed, as well as, for Membership Rewards, the estimated cost of points earned. For cobrand, we record a liability based primarily on rewards earned on Card Member spending on cobrand cards, and make associated payments to our cobrand partners. The partner is liable for providing rewards to the Card Member under the cobrand partner’s own loyalty program. Card Member rewards liabilities are impacted over time by enrollment levels, attrition, the volume of points earned and redeemed, and the associated redemption costs. Changes in the Card Member rewards liabilities during the period are recorded as an increase or decrease to the Card Member rewards expense in the Consolidated Statements of Income.
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
Marketing
Marketing expense includes the cost of promotional activities to attract, engage and retain customers. Customer acquisition activities include initiatives such as welcome offers, where bonus points or statement credits are issued for the purpose of incentivizing Card Members to apply for a new product and are awarded either on acquisition or upon the Card Member achieving specified spend volume within a stipulated time period, as well as affiliate marketing, direct mail campaigns and telemarketing. In addition, Marketing also includes agency services (such as marketing research, strategy consulting, creative production and placement), sponsorship programs, promotional events, distribution of branded materials and advertising via digital, television, radio and print media.
Marketing expenses incurred in the development and initial placement of advertising are expensed in the period in which the advertising first takes place. All other marketing expenses are generally expensed as incurred.

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
Card Member Loans HFS
When we decide to sell Card Member loans, they are reclassified on the Consolidated Balance Sheets as Card Member loans held for sale and measured at the lower of amortized cost or fair value (LOCOM). Refer to Note 14 for additional information regarding the valuation methodology for Card Member loans HFS. At the time of HFS reclassification, we first write-off amounts in accordance with our policy and then reverse any remaining reserves for credit losses associated with the HFS loans, the net impact of which is recognized within Provisions for credit losses in the Consolidated Statements of Income. HFS loans will continue to be remeasured at LOCOM until they are sold, with any changes in valuation recognized in Other, net in the Consolidated Statements of Income. We will continue to recognize discount revenue, interest income and other revenues and expenses related to the HFS loans until they are sold.
Effective December 1, 2024, we reclassified $758 million of Card Member loans related to the Lowe’s small business cobrand portfolio to Card Member loans held for sale on the Consolidated Balance Sheets and reversed $49 million of associated reserves for credit losses.
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
We evaluate goodwill for impairment annually as of November 1, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of one or more of our reporting units below its carrying value. Prior to completing the annual assessment of goodwill for impairment, we perform a recoverability test of certain long-lived assets.
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
For the years ended December 31, 2024 and 2023, we performed assessments for each reporting unit in connection with our annual goodwill impairment evaluation and determined that it was more likely than not that the fair values of each of our reporting units exceeded their carrying values and accordingly no impairment was recognized.

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
Leases
We have operating leases worldwide for facilities, primarily office locations and airport lounges, and equipment, which, for those leases with terms greater than 12 months, are recorded as lease-related assets and liabilities. We do not separate lease and non-lease components. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs and lease incentives. Lease liabilities are recognized at the present value of the contractual fixed lease payments, discounted using our incremental borrowing rate as of the lease commencement date or upon modification of the lease. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.
OTHER SIGNIFICANT ACCOUNTING POLICIES
The following table identifies our other significant accounting policies, along with the related Note:
TABLE 1.1: OTHER SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policy	Note Number	Note Title
Loans and Card Member Receivables	Note 2	Loans and Card Member Receivables
Reserves for Credit Losses	Note 3	Reserves for Credit Losses
Investment Securities	Note 4	Investment Securities
Asset Securitizations	Note 5	Asset Securitizations
Stock-Based Compensation	Note 10	Stock-Based Compensation
Legal Contingencies	Note 12	Contingencies and Commitments
Derivative Financial Instruments and Hedging Activities	Note 13	Derivatives and Hedging Activities
Fair Value Measurements	Note 14	Fair Values
Guarantees	Note 15	Guarantees
Income Taxes	Note 20	Income Taxes
Earnings Per Common Share	Note 21	Earnings Per Common Share
CLASSIFICATION OF VARIOUS ITEMS
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
In November 2023, the Financial Accounting Standards Board issued updated accounting guidance for segment reporting, effective for annual reporting periods beginning after December 15, 2023 and for interim reporting periods beginning January 1, 2025. The updated guidance requires enhanced disclosures for significant expenses by reportable operating segment. Significant expense categories and amounts are those regularly provided to the chief operating decision maker (CODM) and included in the measure of a segment’s profit or loss. The updated guidance also requires us to disclose the title and position of our CODM, including an explanation of how our CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. We adopted the updated guidance for the annual reporting period beginning January 1, 2024, which did not result in a material impact to our Consolidated Financial Statements. Refer to Note 24 for related disclosures about our reportable operating segments.
In December 2023, the Financial Accounting Standards Board issued updated accounting guidance on Disclosures for Income Taxes, effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The updated guidance requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state and foreign). We are currently assessing the updated guidance, however it is not expected to have a material impact to our Consolidated Financial Statements.
In November 2024, the Financial Accounting Standards Board issued updated accounting guidance on the Disaggregation of Income Statement Expenses for annual reporting periods beginning after December 15, 2026 and for interim reporting periods beginning December 15, 2027, with early adoption permitted. The updated guidance includes the requirement for a new tabular disclosure within a Note to the Consolidated Financial Statements, to disaggregate defined expense categories from the expense report lines presented on the Consolidated Statements of Income. We are currently assessing the updated guidance and its impact to our Consolidated Financial Statements.

NOTE 2
LOANS AND CARD MEMBER RECEIVABLES
Our lending and charge payment card products that we offer to consumer, small business and corporate customers result in the generation of Card Member loans and Card Member receivables. We also extend credit to customers through financing products that are not associated with a Card Member agreement, and instead are governed by a separate borrowing relationship, resulting in Other loans.
CARD MEMBER AND OTHER LOANS
Card Member loans are generally recorded at the time a Card Member enters into a point-of-sale transaction with a merchant and represent revolve-eligible balances on our card products, as well as any finance charges and associated card-related fees. Card Members with outstanding revolving loans are required to make a minimum monthly payment, and the balances that Card Members choose to revolve are subject to finance charges. These loans have varying terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about Card Members and in accordance with applicable regulations and the respective product’s terms and conditions.
Card Member loans are presented on the Consolidated Balance Sheets net of reserves for credit losses (refer to Note 3), and include principal and any related accrued interest and fees. Our policy generally is to cease accruing interest on a Card Member loan at the time the account is written off, and establish reserves for interest that we believe will not be collected.
Other loans are recorded at the time any extension of credit is provided to consumer and commercial customers for financing products not associated with a Card Member agreement, such as consumer installment loans and lines of credit offered to small business customers. These loans have a range of fixed and variable terms such as interest rates, fees and repayment periods. Borrowers are typically required to make pre-established monthly payments over the term of the loan. Other loans are presented on the Consolidated Balance Sheets net of reserves for credit losses and include principal and any related accrued interest and fees.
Card Member and Other loans as of December 31, 2024 and 2023 consisted of:
TABLE 2.1: CARD MEMBER AND OTHER LOANS

(Millions)	2024	2023
Consumer (a)	$107,646	$98,111
Small Business	31,991	27,833
Corporate	37	51
Card Member loans	139,674	125,995
Less: Reserves for credit losses	5,679	5,118
Card Member loans, net	$133,995	$120,877
Other loans, net (b)	$9,038	$6,960
(a)Includes approximately $28.3 billion and $28.6 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of December 31, 2024 and 2023, respectively.
(b)Other loans are presented net of reserves for credit losses of $194 million and $126 million as of December 31, 2024 and 2023, respectively.

CARD MEMBER RECEIVABLES
Card Member receivables are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant and represent balances due on our card products and card-related fees that need to be paid in full on or before the Card Member’s payment due date.
Charge Card Members generally must pay the full amount billed each month. Card Member receivable balances are presented on the Consolidated Balance Sheets net of reserves for credit losses (refer to Note 3), and include principal and any related accrued fees.
Card Member receivables as of December 31, 2024 and 2023 consisted of:
TABLE 2.2: CARD MEMBER RECEIVABLES

(Millions)	2024	2023
Consumer	$25,431	$25,578
Small Business	18,619	19,286
Corporate(a)	15,361	15,547
Card Member receivables	59,411	60,411
Less: Reserves for credit losses	171	174
Card Member receivables, net	$59,240	$60,237
(a)Includes $3.9 billion and $4.6 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of December 31, 2024 and 2023, respectively.

CARD MEMBER LOANS AND RECEIVABLES AGING
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following tables present the aging of Card Member loans and receivables as of December 31, 2024 and 2023:
TABLE 2.3: CARD MEMBER LOANS AND RECEIVABLES AGING

2024 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$106,155	$437	$329	$725	$107,646	$435	$464
Small Business	31,510	151	107	223	31,991	132	135
Corporate (a)	(b)	(b)	(b)	—	37	—	—
Card Member Receivables:
Consumer	$25,255	$58	$39	$79	$25,431	$—	$—
Small Business	18,400	77	54	88	18,619	—	—
Corporate (a)	(b)	(b)	(b)	65	15,361	—	—

2023 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest(c)	Non-Accruals(d)
Card Member Loans:
Consumer	$96,779	$420	$298	$614	$98,111	$393	$344
Small Business	27,444	133	85	171	27,833	109	95
Corporate (a)	(b)	(b)	(b)	—	51	—	—
Card Member Receivables:
Consumer	$25,355	$70	$47	$106	$25,578	$—	$—
Small Business	19,020	104	62	100	19,286	—	—
Corporate (a)	(b)	(b)	(b)	67	15,547	—	—
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
(b)Delinquency data for periods other than 90+ days past billing has not historically been available due to system constraints. Therefore, such data has not been a material input for risk management purposes. The balances that are current to 89 days past billing can be derived as the difference between the Total and the 90+ Days Past Due balances.
(c)Our policy is generally to accrue interest through the date of write-off (typically 180 days past due). We establish reserves for interest that we believe will not be collected.
(d)Non-accrual loans primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest.

CREDIT QUALITY INDICATORS FOR CARD MEMBER LOANS AND RECEIVABLES
The following table presents the key credit quality indicators as of or for the years ended December 31:
TABLE 2.4: CREDIT QUALITY INDICATORS FOR CARD MEMBER LOANS AND RECEIVABLES

	2024			2023
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Consumer	2.2%	2.7%	1.4%	1.8%	2.2%	1.4%
Small Business	2.3%	2.6%	1.5%	1.7%	1.9%	1.4%
Card Member Receivables:
Consumer	1.2%	1.3%	0.7%	1.5%	1.6%	0.9%
Small Business	1.9%	2.0%	1.2%	2.2%	2.4%	1.4%
Corporate	(b)	0.6%	(c)	(b)	0.6%	(c)
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.4% as of both December 31, 2024 and 2023.
Refer to Note 3 for additional indicators, including external qualitative factors, management considers in its evaluation process for reserves for credit losses.

LOANS AND RECEIVABLES RESTRUCTURINGS FOR BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
Effective January 1, 2023, we prospectively adopted the new guidance that eliminated the recognition and measurement of troubled debt restructurings (TDRs). Following the adoption of this guidance, we evaluate all loans and receivables restructurings according to the accounting guidance for loan refinancing and restructuring to determine whether such loan modification should be accounted for as a new loan or a continuation of the existing loan. Our loans and receivables restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan, which reflects the ongoing effort to support our customer and recover our investment in the existing loan.
We offer several types of loans and receivables modification programs to customers experiencing financial difficulty. In such instances, we may modify loans and receivables with the intention to minimize losses and improve collectability, while providing customers with temporary or permanent financial relief.
Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the loan is characterized as non-accrual) and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of December 31, 2024, we had $82 million of unused credit available to customers with loans and receivables modified during the year ended December 31, 2024. In accordance with the modification agreement with the customer, loans and/or receivables may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.
The following tables provide information relating to loans and receivables modifications for borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023:
TABLE 2.5: LOANS AND RECEIVABLES MODIFICATIONS FOR BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	Year Ended December 31, 2024
2024 (Millions)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$1,770	1.6%	18.3%	(b)
Small Business	646	2.0%	17.5%	(b)
Corporate	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	256	1.0%	(c)	30
Small Business	401	2.2%	(c)	30
Corporate	13	0.1%	(c)	9
Other Loans	30	0.3%	—	18
Interest Rate Reduction and Term Extension
Other Loans	56	0.6%	2.6%	20
Total	$3,172

	Year Ended December 31, 2023
2023 (Millions)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$1,572	1.6%	16.4%	(b)
Small Business	550	2.0%	15.9%	(b)
Corporate	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	346	1.4%	(c)	27
Small Business	543	2.8%	(c)	28
Corporate	13	0.1%	(c)	9
Other Loans	23	0.3%	—	18
Interest Rate Reduction and Term Extension
Other Loans	42	0.6%	2.1%	20
Total	$3,089
(a)Represents the outstanding balances as of December 31, 2024 and 2023, respectively, of all modifications undertaken in the current and preceding year for loans and receivables that remain in modification programs as of, or that defaulted on or before, December 31, 2024 and 2023, respectively. The outstanding balances include principal, fees and accrued interest on loans and principal and fees on receivables. Modifications did not reduce the principal balance.
(b)For Card Member loans, we generally do not offer payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

The following tables provide information with respect to loans and receivables modified on or after January 1, 2023 that defaulted in the periods presented and were modified in the twelve months prior to the payment default. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program.
TABLE 2.6: MODIFIED LOANS AND RECEIVABLES THAT DEFAULTED WITHIN TWELVE MONTHS OF MODIFICATION

	Year Ended December 31, 2024
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card Member Loans
Consumer	$88	(b)	$—	$88
Small Business	40	(b)	—	40
Corporate	—	(b)	—	—
Card Member Receivables
Consumer	(c)	$10	—	10
Small Business	(c)	17	—	17
Corporate	(c)	—	—	—
Other Loans	—	—	2	2
Total	$128	$27	$2	$157

	Year Ended December 31, 2023
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card Member Loans
Consumer	$53	(b)	$—	$53
Small Business	20	(b)	—	20
Corporate	—	(b)	—	—
Card Member Receivables
Consumer	(c)	$9	—	9
Small Business	(c)	14	—	14
Corporate	(c)	—	—	—
Other Loans	—	—	1	1
Total	$73	$23	$1	$97
(a)Represents the outstanding balances as of December 31, 2024 and 2023, respectively, of all modifications undertaken on or after January 1, 2023 that defaulted in the periods presented and were modified in the twelve months prior to payment default. The outstanding balances include principal, fees and accrued interest on loans and principal and fees on receivables.
(b)For Card Member loans, we generally do not offer payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

The following tables provide information relating to the performance of loans and receivables that were modified during the years ended December 31, 2024 and 2023 and that remain in modification programs as of, or that defaulted on or before, December 31, 2024 and 2023, respectively:
TABLE 2.7: PERFORMANCE OF MODIFIED LOANS AND RECEIVABLES

	As of December 31, 2024
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,615	$110	$45
Small Business	568	56	22
Corporate	—	—	—
Card Member Receivables:
Consumer	234	16	6
Small Business	357	31	13
Corporate	10	2	1
Other Loans	79	5	2
Total	$2,863	$220	$89

	As of December 31, 2023
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,433	$103	$36
Small Business	489	45	16
Corporate	—	—	—
Card Member Receivables:
Consumer	314	25	7
Small Business	479	52	12
Corporate	11	2	—
Other Loans	59	4	2
Total	$2,785	$231	$73
(a)The outstanding balances include principal, fees and accrued interest on loans and principal and fees on receivables.

TROUBLED DEBT RESTRUCTURING DISCLOSURES PRIOR TO ADOPTION OF THE NEW LOAN MODIFICATION GUIDANCE
Prior to adoption of the new loan modification guidance, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. Loans that were classified as a TDR prior to adoption will continue to be accounted for under the historical TDR accounting until the loan is entirely paid off or written off. As of December 31, 2024, there are no remaining loans which are accounted for under the historical TDR accounting.
The following table provides additional information with respect to our impaired loans and receivables as of December 31, 2022:
TABLE 2.8: IMPAIRED LOANS AND RECEIVABLES

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
(c)Accounts classified as a TDR include $48 million that were over 90 days past due and accruing interest and $17 million that were non-accruals as of December 31, 2022.
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

LOANS AND RECEIVABLES MODIFIED AS TDRs PRIOR TO ADOPTION OF THE NEW LOAN MODIFICATION GUIDANCE
The following table provides additional information with respect to loans and receivables that were modified as TDRs during the year ended December 31, 2022:
TABLE 2.9: LOANS AND RECEIVABLES MODIFIED AS TDRs

2022	Number of Accounts (Thousands)	Account Balances (Millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	149	$1,002	14%	(b)
Card Member Receivables	27	900	(c)	20
Other Loans (d)	4	8	2%	17
Total	180	$1,910
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
(d)Other loans primarily represent consumer installment loans and lines of credit offered to small business customers.
LOANS AND RECEIVABLES MODIFIED AS TDRs AND SUBSEQUENTLY DEFAULTED PRIOR TO ADOPTION OF THE NEW LOAN MODIFICATION GUIDANCE
The following table provides information with respect to loans and receivables modified as TDRs that subsequently defaulted within twelve months of modification. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program.
TABLE 2.10: LOANS AND RECEIVABLES MODIFIED AS TDRs THAT DEFAULTED WITHIN TWELVE MONTHS OF MODIFICATION

2022	Number of Accounts (Thousands)	Aggregated Outstanding Balances Upon Default (Millions) (a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	14	$81
Card Member Receivables	3	38
Other Loans (b)	1	1
Total	18	$120
(a)The outstanding balances upon default include principal, fees and accrued interest on loans, and principal and fees on receivables.
(b)Other loans primarily represent consumer installment loans and lines of credit offered to small business customers.

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

The following table reflects the range of macroeconomic scenario key variables used, in conjunction with other inputs, to calculate reserves for credit losses:
TABLE 3.1: KEY MACROECONOMIC VARIABLES

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Fourth quarter of 2024	4%	3% - 8%	2%	3% - 1%
First quarter of 2025	4% - 6%	3% - 8%	4% - (3)%	2% - 1%
Fourth quarter of 2025	3% - 8%	3% - 7%	3% - 1%	2%
Fourth quarter of 2026	3% - 7%	3% - 6%	2%	3% - 2%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
CHANGES IN CARD MEMBER LOANS RESERVE FOR CREDIT LOSSES
Card Member loans reserve for credit losses increased for the year ended December 31, 2024, primarily driven by an increase in loans outstanding.
Card Member loans reserve for credit losses increased for the year ended December 31, 2023, primarily driven by an increase in loans outstanding and higher delinquencies.
The following table presents changes in the Card Member loans reserve for credit losses for the years ended December 31:
TABLE 3.2: CHANGES IN CARD MEMBER LOANS RESERVE FOR CREDIT LOSSES

(Millions)	2024	2023	2022
Beginning Balance	$5,118	$3,747	$3,305
Provisions(a)	4,109	3,839	1,514
Net write-offs (b)
Principal	(2,894)	(2,043)	(837)
Interest and fees	(621)	(443)	(229)
Other(c)	(33)	18	(6)
Ending Balance	$5,679	$5,118	$3,747
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs. In addition, provisions for the year ended December 31, 2024 includes the reserve release of $49 million upon the reclassification of Card Member loans related to the Lowe’s small business cobrand portfolio as HFS in the fourth quarter of 2024. See Note 1 for additional information.
(b)Principal write-offs are presented less recoveries of $730 million, $537 million and $539 million for the years ended December 31, 2024, 2023 and 2022, respectively. Recoveries of interest and fees were not significant.
(c)Primarily includes foreign currency translation adjustments of $(33) million, $18 million and $(6) million for the years ended December 31, 2024, 2023 and 2022, respectively.

CHANGES IN CARD MEMBER RECEIVABLES RESERVE FOR CREDIT LOSSES
Card Member receivables reserve for credit losses remained relatively flat for the year ended December 31, 2024.
Card Member receivables reserve for credit losses decreased for the year ended December 31, 2023, primarily driven by lower delinquencies, partially offset by an increase in receivables outstanding.
The following table presents changes in the Card Member receivables reserve for credit losses for the years ended December 31:
TABLE 3.3: CHANGES IN CARD MEMBER RECEIVABLES RESERVE FOR CREDIT LOSSES

(Millions)	2024	2023	2022
Beginning Balance	$174	$229	$64
Provisions (a)	774	880	627
Net write-offs (b)	(773)	(937)	(462)
Other (c)	(4)	2	—
Ending Balance	$171	$174	$229
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $304 million, $297 million and $257 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(c)Primarily includes foreign currency translation adjustments of $(4) million, $1 million and $2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 4
INVESTMENT SECURITIES
Investment securities principally include available-for-sale (AFS) debt securities carried at fair value on the Consolidated Balance Sheets. The methodology for estimating credit losses for AFS debt securities requires us to estimate lifetime credit losses for all AFS debt securities in an unrealized loss position. When estimating a security’s probability of default and the recovery rate, we assess the security’s credit indicators, including credit ratings. If our assessment indicates that an estimated credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the estimated credit loss through the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our AFS debt securities totaling $3 million and $5 million as of December 31, 2024 and 2023, respectively, presented as Other assets on the Consolidated Balance Sheets.
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
Refer to Note 14 for a description of our methodology for determining the fair value of investment securities.
The following is a summary of investment securities as of December 31:
TABLE 4.1: INVESTMENT SECURITIES

	2024				2023
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$57	$1	$(9)	$49	$61	$—	$(6)	$55
U.S. Government agency obligations	4	—	—	4	4	—	—	4
U.S. Government treasury obligations	289	—	(2)	287	1,217	1	(12)	1,206
Mortgage-backed securities (a)	11	—	(1)	10	12	—	(1)	11
Foreign government bonds and obligations	765	—	—	765	770	—	—	770
Other (b)	77	—	—	77	74	—	—	74
Equity securities (c)(d)	53	4	(9)	48	60	16	(10)	66
Total	$1,256	$5	$(21)	$1,240	$2,198	$17	$(29)	$2,186
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock and mutual funds.
(d)During 2024, an equity investment transferred from Other assets to Investment securities following the completion of an initial public offering by the issuer of the securities. The investment had a fair value of $7 million with an associated cost of $3 million as of December 31, 2024.

The following table provides information about our AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024 and 2023:
TABLE 4.2: AFS DEBT SECURITIES WITH GROSS UNREALIZED LOSSES BY DURATION

	2024				2023
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$22	$(9)	$—	$—	$33	$(6)
U.S. Government treasury obligations	—	—	123	(2)	—	—	1,114	(12)
Mortgage-backed securities	—	—	7	(1)	—	—	7	(1)
Total	$—	$—	$152	$(12)	$—	$—	$1,154	$(19)
The gross unrealized losses on our AFS debt securities are primarily attributable to an increase in the current benchmark interest rate. Overall, for the AFS debt securities in gross unrealized loss positions, (i) we do not intend to sell the securities, (ii) it is more likely than not that we will not be required to sell the securities before recovery of the unrealized losses and (iii) we expect that the contractual principal and interest will be received on the securities. We concluded that there was no credit loss attributable to the securities in an unrealized loss position for the periods presented.
The following table summarizes the gross unrealized losses for AFS debt securities by ratio of fair value to amortized cost as of December 31, 2024 and 2023:
TABLE 4.3: AFS GROSS UNREALIZED LOSSES BY RATIO OF FAIR VALUE TO AMORTIZED COST

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2024:
90%–100%	—	$—	$—	30	$129	$(3)	30	$129	$(3)
Less than 90%	—	—	—	15	23	(9)	15	23	(9)
Total as of December 31, 2024	—	$—	$—	45	$152	$(12)	45	$152	$(12)
2023:
90%–100%	—	$—	$—	69	$1,140	$(14)	69	$1,140	$(14)
Less than 90%	—	—	—	2	14	(5)	2	14	(5)
Total as of December 31, 2023	—	$—	$—	71	$1,154	$(19)	71	$1,154	$(19)

Weighted average yields and contractual maturities for AFS debt securities with stated maturities as of December 31, 2024 were as follows:
TABLE 4.4: WEIGHTED AVERAGE YIELDS AND CONTRACTUAL MATURITIES OF AFS DEBT SECURITIES

(Millions)	Due within 1 year	Due after 1 year but within 5 years	Due after 5 years but within 10 years	Due after 10 years	Total
State and municipal obligations (a)	$—	$—	$23	$26	$49
U.S. Government agency obligations (a)	—	—	—	4	4
U.S. Government treasury obligations	189	98	—	—	287
Mortgage-backed securities (a)(b)	—	—	—	10	10
Foreign government bonds and obligations	764	1	—	—	765
Other (c)	—	67	10	—	77
Total Estimated Fair Value	$953	$166	$33	$40	$1,192

Total Cost	$955	$166	$32	$50	$1,203
Weighted average yield (d)	5.33%	3.71%	4.81%	2.73%	4.98%
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. Refer to Note 1 for further details on the principles of consolidation. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests in the Lending Trust was $14.6 billion and $15.3 billion as of December 31, 2024 and 2023, respectively, and in the Charge Trust was $3.9 billion and $4.6 billion as of December 31, 2024 and 2023, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
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
Restricted cash and cash equivalents held by the Lending Trust was $88 million and $66 million as of December 31, 2024 and 2023, respectively, and by the Charge Trust was nil as of both December 31, 2024 and 2023. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the years ended December 31, 2024 and 2023, no such triggering events occurred.

NOTE 6
OTHER ASSETS
The following is a summary of Other assets as of December 31:
TABLE 6.1: OTHER ASSETS

(Millions)	2024	2023
Goodwill	$4,187	$3,851
Right-of-use lease assets	804	770
Other intangible assets, at amortized cost	123	98
Other (a)	16,065	14,395
Total	$21,179	$19,114
(a)Primarily includes net deferred tax assets, other receivables net of reserves, investments in non-consolidated entities, tax credit investments, prepaid assets and derivative assets.
GOODWILL
The changes in the carrying amount of goodwill reported in our reportable operating segments were as follows:
TABLE 6.2: GOODWILL ROLLFORWARD

(Millions)	USCS	CS	ICS	GMNS	Total
Balance as of December 31, 2022	$379	$2,122	$725	$560	$3,786
Acquisitions	—	30	—	18	48
Dispositions	—	—	—	—	—
Other (a)	—	(1)	18	—	17
Balance as of December 31, 2023	$379	$2,151	$743	$578	$3,851
Acquisitions (b)	394	—	—	—	394
Dispositions	—	—	—	(27)	(27)
Other (a)	(1)	(3)	(27)	—	(31)
Balance as of December 31, 2024	$772	$2,148	$716	$551	$4,187
(a)Primarily includes foreign currency translation.
(b)Includes the acquisition of a reservation, table and event management technology provider.
Accumulated impairment losses were $221 million as of both December 31, 2024 and 2023.
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
The gross carrying amount for Other intangible assets as of December 31, 2024 and 2023 was $642 million and $717 million, respectively, with accumulated amortization of $519 million and $619 million, respectively.
Amortization expense was $46 million, $49 million and $51 million for the years ended December 31, 2024, 2023 and 2022, respectively. For Other intangible assets on the Consolidated Balance Sheets as of December 31, 2024, amortization expense is expected to be $35 million in 2025, $25 million in 2026, $23 million in 2027, $18 million in 2028, $15 million in 2029 and $7 million thereafter.

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
As of December 31, 2024 and 2023, we had $1,568 million and $1,369 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, comprised of Low-Income Housing Tax Credit (LIHTC) investments and other qualifying investments. We account for such tax credit investments using the Proportional Amortization Method.
As of December 31, 2024 and 2023, $1,168 million and $1,126 million of our tax credit investments, respectively, related to investments in unconsolidated VIEs for which we do not have a controlling financial interest.
As of December 31, 2024, we committed to provide funding related to certain of our tax credit investments, which is expected to be paid between 2025 and 2040, resulting in $682 million in unfunded commitments reported in Other liabilities, of which $401 million specifically related to unconsolidated VIEs.
In addition, as of December 31, 2024, we had contractual off-balance sheet obligations to provide additional funding up to $4 million for these tax credit investments, fully related to unconsolidated VIEs. We may be required to fund these amounts between 2025 and 2034.
The following table presents tax credit investment expenses and associated income tax credits and other income tax benefits for the years ended December 31:
TABLE 6.3: TAX CREDIT INVESTMENT EXPENSES, INCOME TAX CREDITS AND OTHER BENEFITS

(Millions)	2024	2023	2022
Proportional amortization recognized in tax provision	$193	$185	$161
Equity method expenses recognized in Other, net expenses	$—	$—	$9
Income tax credits and Other income tax benefits (a) recognized in tax provision	$221	$204	$196
(a)Other income tax benefits are a result of tax deductible expenses generated by our tax credit investments.
Income tax credits and other income tax benefits associated with our tax credit investments are also recognized in the Consolidated Statements of Cash Flows in the Operating activities section primarily under Accounts payable and other liabilities.

NOTE 7
CUSTOMER DEPOSITS
As of December 31, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:
TABLE 7.1: INTEREST-BEARING AND NON-INTEREST-BEARING CUSTOMER DEPOSITS

(Millions)	2024	2023
U.S.:
Interest-bearing	$138,433	$128,146
Non-interest-bearing (includes Card Member credit balances of: 2024, $513; 2023, $495)	566	557
Non-U.S.:
Interest-bearing	17	12
Non-interest-bearing (includes Card Member credit balances of: 2024, $395; 2023, $426)	397	429
Total customer deposits	$139,413	$129,144
Customer deposits by deposit type as of December 31 were as follows:
TABLE 7.2: CUSTOMER DEPOSITS BY TYPE

(Millions)	2024	2023
U.S. interest-bearing deposits:
Savings accounts	$108,364	$92,324
Checking accounts	2,045	1,398
Certificates of deposit:
Direct	4,303	5,557
Third-party (brokered)	8,109	12,960
Sweep accounts ― Third-party (brokered)	15,612	15,907
Total U.S. interest-bearing deposits	$138,433	$128,146
Other deposits	72	77
Card Member credit balances	908	921
Total customer deposits	$139,413	$129,144
The scheduled maturities of certificates of deposit as of December 31, 2024 were as follows:
TABLE 7.3: SCHEDULED MATURITIES OF CERTIFICATES OF DEPOSIT

(Millions)	2025	2026	2027	2028	2029	After 5 years	Total
Certificates of deposit (a)	$7,409	$2,244	$1,399	$701	$669	$—	$12,422
(a)Includes $10 million of non-U.S. direct certificates of deposit as of December 31, 2024.
As of December 31, 2024 and 2023, certificates of deposit in denominations that met or exceeded the insured limit were $1.4 billion and $1.8 billion, respectively.

NOTE 8
DEBT
SHORT-TERM BORROWINGS
Our short-term borrowings outstanding, defined as borrowings with original contractual maturity dates of less than one year, as of December 31 were as follows:
TABLE 8.1: SHORT-TERM BORROWINGS

	2024		2023
(Millions, except percentages)	Outstanding Balance	Year-End Stated Interest Rate on Debt (a)	Outstanding Balance	Year-End Stated Interest Rate on Debt (a)
Short-term borrowings (b)	$1,374	2.47%	$1,293	1.03%
Total	$1,374	2.47%	$1,293	1.03%
(a)For floating-rate issuances, the stated interest rates are weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2024 and 2023.
(b)Includes borrowings from banks and book overdrafts with banks, which represents negative cash balances for accounts with an associated overdraft facility, due to timing differences arising in the ordinary course of business.

As of December 31, 2024, we maintained a three-year committed, revolving, secured borrowing facility, with a maturity date of September 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible certificates issued from the Lending Trust. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. The facility was undrawn as of both December 31, 2024 and 2023. Additionally, certain of our subsidiaries maintained total committed lines of credit of $191 million and $185 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, $16 million and nil were drawn on these committed lines of credit, respectively.
We paid $11.9 million and $12.0 million in fees to maintain the secured borrowing facility in 2024 and 2023, respectively. The committed facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on our credit rating.

LONG-TERM DEBT
Our long-term debt outstanding, defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:
TABLE 8.2: LONG-TERM DEBT

	2024				2023
(Millions, except percentages)	Original Contractual Maturity Dates	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)
American Express Company (Parent Company only)
Fixed Rate Senior Notes	2025 - 2042	$14,582	3.66%	3.80%	$20,930	3.48%	4.14%
Floating Rate Senior Notes	2025 - 2028	3,000	5.49		2,400	6.21	—
Fixed-to-Floating Rate Senior Notes	2026 - 2035	15,973	5.35	5.57	8,769	5.38	5.91
Fixed Rate Subordinated Notes		—	—	—	586	3.63	6.74
Fixed-to-Floating Rate Subordinated Notes	2033 - 2035	1,742	5.44	5.80	1,257	5.24	5.92
American Express Credit Corporation
Fixed Rate Senior Notes	2027	333	3.30	—	330	3.30	—
Lending Trust
Fixed Rate Senior Notes	2025 - 2029	13,934	4.23	4.32	13,449	3.36	3.49
Other
Floating Rate Borrowings	2025 - 2027	247	0.76	—%	238	0.42	—%
Unamortized Underwriting Fees		(96)			(93)
Total Long-Term Debt		$49,715	4.51%		$47,866	3.96%
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Refer to Note 13 for more details on our treatment of fair value hedges.
(b)For floating-rate issuances, the stated interest rate on debt is weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2024 and 2023.
(c)Interest rates with swaps are only presented when swaps are in place to hedge the underlying debt. The interest rates with swaps are weighted based on the outstanding principal balances and the interest rates on the floating leg of the swaps in effect as of December 31, 2024 and 2023.

Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2024 were as follows:
TABLE 8.3: ANNUAL MATURITIES ON LONG-TERM DEBT

(Millions)	2025	2026	2027	2028	2029	Thereafter	Total
American Express Company (Parent Company only)	$5,250	$6,700	$8,012	$3,700	$2,500	$9,623	$35,785
American Express Credit Corporation	—	—	339	—	—	—	339
Lending Trust	7,250	2,100	2,200	1,350	1,000		13,900
Other	57	63	127				247
	$12,557	$8,863	$10,678	$5,050	$3,500	$9,623	$50,271
Unamortized Underwriting Fees							(96)
Unamortized Discount and Premium							(487)
Impacts due to Fair Value Hedge Accounting							27
Total Long-Term Debt							$49,715
We maintained a committed syndicated bank credit facility of $4.0 billion as of both December 31, 2024 and 2023, all of which was undrawn as of the respective dates. The facility has a maturity date of October 30, 2026, and the availability of the facility is subject to compliance with certain covenants, principally our maintenance of a minimum Common Equity Tier 1 (CET1) risk-based capital ratio of 4.5 percent, with certain restrictions in relation to either accessing the facility or distributing capital to common shareholders in the event our CET1 risk-based capital ratio falls between 4.5 percent and 6.5 percent. As of December 31, 2024 and 2023, we were in compliance with the covenants contained in the credit facility.

Additionally, we maintained a three-year committed, revolving, secured borrowing facility that gives us the right to sell up to $3.0 billion face amount of eligible notes issued from the Charge Trust at any time through July 15, 2026. As of both December 31, 2024 and 2023, no amounts were outstanding on this facility.
We paid $14.2 million and $20.2 million in fees to maintain these lines in 2024 and 2023, respectively. These committed facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on our credit rating.
We paid total interest, primarily related to short- and long-term debt, corresponding interest rate swaps and customer deposits, of $8.2 billion, $6.4 billion and $2.2 billion in 2024, 2023 and 2022, respectively.

NOTE 9
OTHER LIABILITIES
The following is a summary of Other liabilities as of December 31:
TABLE 9.1: OTHER LIABILITIES

(Millions)	2024	2023
Membership Rewards liability	$14,752	$13,742
Deferred card and other fees, net	4,042	3,442
Book overdraft balances (a)	3,461	9,897
Employee-related liabilities (b)	2,676	2,567
Card Member rebate and reward accruals (c)	2,121	2,061
Income tax liability (d)	1,386	1,275
Other (e)	8,373	8,655
Total	$36,811	$41,639
(a)Primarily includes negative cash balances for accounts without an associated overdraft facility, due to timing differences arising in the ordinary course of business.
(b)Includes employee benefit plan obligations and incentive compensation.
(c)Card Member rebate and reward accruals include payments to third-party reward partners and cash-back rewards.
(d)Includes repatriation tax liability of $749 million and $998 million as of December 31, 2024 and 2023, respectively, which represents our remaining obligation under the Tax Cuts and Jobs Act enacted on December 22, 2017 to pay a one-time transition tax on unrepatriated earnings and profits of certain foreign subsidiaries, the net position for current federal, state and non-U.S. income tax liabilities and deferred tax liabilities for foreign jurisdictions.
(e)Primarily includes prepaid products and Travelers Cheques, lease liabilities, accruals for general operating expenses, unfunded commitments for tax credit investments, payments to cobrand partners, dividends payable and client incentives.
MEMBERSHIP REWARDS
The Membership Rewards program allows enrolled Card Members to earn points that can be redeemed for a broad variety of rewards including, but not limited to, travel, shopping, gift cards and statement credits. We record a Membership Rewards liability that represents our best estimate of the cost of points earned that are expected to be redeemed by Card Members in the future. The weighted average cost (WAC) per point and the Ultimate Redemption Rate (URR) are the key assumptions used to estimate the liability. We use statistical and actuarial models to estimate the URR based on redemption trends, card product type, enrollment tenure, card spend levels and credit attributes. The WAC per point assumption is derived from 12 months of redemptions and is adjusted as appropriate for certain changes in redemption costs that are not representative of future cost expectations and expected developments in redemption patterns.
The expense for Membership Rewards points is included in Card Member rewards expense. We periodically evaluate our liability estimation process and assumptions based on changes in cost per point redeemed, partner contract changes and developments in redemption patterns, which may be impacted by product refreshes, changes in redemption options and mix of proprietary cards-in-force.
DEFERRED CARD AND OTHER FEES, NET
The carrying amount of deferred card and other fees, net of deferred direct acquisition costs and reserves for membership cancellations, as of December 31 was as follows:
TABLE 9.2: DEFERRED CARD AND OTHER FEES, NET

(Millions)	2024	2023
Deferred card and other fees (a)	$4,475	$3,818
Deferred direct acquisition costs	(180)	(158)
Reserves for membership cancellations	(253)	(218)
Deferred card and other fees, net	$4,042	$3,442
(a)Includes deferred fees for Membership Rewards program participants.

NOTE 10
STOCK-BASED COMPENSATION
STOCK OPTION AND AWARD PROGRAMS
Under our 2016 Incentive Compensation Plan (amended and restated effective May 6, 2024) and previously under our 2007 Incentive Compensation Plan, awards may be granted to colleagues and other individuals who perform services for us. These awards may be in the form of stock options, or in the form of restricted stock units and awards (collectively referred to as RSUs), or other incentives or similar awards designed to meet the requirements of non-U.S. jurisdictions.
There were a total of 20 million, 7 million and 9 million common shares unissued and available for grant as of December 31, 2024, 2023 and 2022, respectively, as authorized by our Board of Directors and shareholders. We generally issue new common shares upon exercise of options, vesting of restricted stock units and granting of restricted stock awards.
Stock-based compensation expense recognized in Salaries and employee benefits in the Consolidated Statements of Income was $508 million, $450 million and $373 million in 2024, 2023 and 2022, respectively, with corresponding income tax benefits of $124 million, $110 million and $90 million in those respective periods.
Our stock options and RSUs outstanding as of December 31, 2024, and changes during the year, are as follows:
TABLE 10.1: STOCK OPTIONS AND RSUs OUTSTANDING

	Stock Options		Service-Based RSUs		Service and Performance-Based RSUs
(Numbers in thousands)	Number	Weighted-Average Exercise Price	Number	Weighted- Average Grant- Date Fair Value	Number	Weighted- Average Grant- Date Fair Value
Outstanding as of December 31, 2023	3,553	$119.80	1,827	$159.95	3,296	$144.64
Granted	273	201.07	922	204.68	1,223	176.09
Options exercised/RSUs vested	(1,108)	91.39	(844)	155.92	(1,284)	108.44
Forfeited	—	—	(98)	182.64	(209)	169.93
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2024	2,718	139.54	1,807	$183.41	3,026	$170.97
Options vested and expected to vest as of December 31, 2024	2,718	139.54
Options exercisable as of December 31, 2024	1,047	$99.23
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
The fair value of options without market conditions is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used for options granted in 2024, 2023 and 2022:
TABLE 10.2: WEIGHTED-AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED

	2024	2023	2022
Dividend yield	1.5%	1.4%	1.0%
Expected volatility(a)	31%	32%	31%
Risk-free interest rate	3.9%	3.5%	1.7%
Expected life of stock option (in years)(b)	6.9	7.1	7.1
Weighted-average fair value per option	$68.79	$60.03	$55.30
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
The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of our stock price exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2024, were as follows:
TABLE 10.3: WEIGHTED-AVERAGE CONTRACTUAL LIFE AND AGGREGATE INTRINSIC VALUE OF OPTIONS

	Outstanding	Exercisable	Vested and Expected to Vest
Weighted-average remaining contractual life (in years)	5.3	3.7	5.3
Aggregate intrinsic value (millions)	$427	$207	$427
As of December 31, 2024, there was $19 million of total unrecognized compensation cost related to unvested options, which will be recognized over the weighted-average remaining vesting period of 1.3 years.
For stock options that were exercised during 2024, 2023 and 2022, the intrinsic value, based upon the fair value of our stock price at the date the options were exercised, was $179 million, $26 million and $56 million, respectively; cash received by the Company from the exercise of stock options was $100 million, $28 million and $56 million during those respective periods. The income tax benefit recognized in the Consolidated Statements of Income related to stock option exercises was $25 million, $4 million and $9 million in 2024, 2023 and 2022, respectively.
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
The fair value of RSUs that do not include the r-TSR modifier, including those that contain only service conditions, is measured using our stock price on the grant date. The fair value of service and performance-based RSUs that include the r-TSR modifier is determined using a Monte Carlo valuation model using assumptions based on the historical volatility of our common stock price, the historical correlations of our common stock price with that of each of the companies in the performance peer group and the risk-free interest rate, each for a period equal to the estimated remaining performance period. The weighted averages of the following assumptions used in 2024, 2023 and 2022 were:
TABLE 10.4: RSU VALUATION MODEL WEIGHTED-AVERAGE ASSUMPTIONS

	2024	2023	2022
Expected volatility	30%	45%	42%
Risk-free interest rate	4.0%	3.7%	1.4%
Remaining performance period (in years)	2.9	2.9	2.9
As of December 31, 2024, there was $266 million of total unrecognized compensation cost related to non-vested RSUs, which will be recognized over the weighted-average remaining vesting period of 1.8 years.
The weighted-average grant-date fair value of RSUs granted in 2024, 2023 and 2022 was $188.37, $163.88 and $168.26, respectively.
For RSUs vested during 2024, 2023 and 2022, the total fair value, based upon our stock price at the date the RSUs vested, was $437 million, $389 million and $323 million, respectively.

LIABILITY-BASED AWARDS
Other incentive awards can be settled with cash or equity shares at our discretion and final approval from the Compensation and Benefits Committee. These awards are generally settled with cash and thus are classified as liabilities; therefore, the fair value is determined at the grant date and remeasured quarterly as part of compensation expense over the vesting period. Cash paid upon vesting of these awards in 2024, 2023 and 2022 was $60 million, $55 million and $50 million, respectively.

NOTE 11
RETIREMENT PLANS
DEFINED CONTRIBUTION RETIREMENT PLANS
We sponsor defined contribution retirement plans, the principal plan being the Retirement Savings Plan (RSP), a 401(k) savings plan with a profit-sharing component. The RSP is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most colleagues in the United States. The total expense for all defined contribution retirement plans globally was $365 million, $380 million and $259 million in 2024, 2023 and 2022, respectively.
DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Our primary defined benefit pension plans that cover certain colleagues in the United States and United Kingdom are closed to new entrants and existing participants do not accrue any additional benefits. Some colleagues outside the United States and United Kingdom are covered by local retirement plans, some of which are funded, while other colleagues receive payments at the time of retirement or termination under applicable labor laws or agreements. We comply with minimum funding requirements in all countries. We also sponsor unfunded other postretirement benefit plans that provide health care and life insurance to certain retired colleagues in the United States. For these plans, the total net benefit was $18 million, $12 million and $24 million in 2024, 2023 and 2022, respectively.
We recognize the funded status of our defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the unfunded status related to the defined benefit pension plans and other postretirement benefit plans was $88 million and $212 million, respectively, and is recorded in Other liabilities.

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
On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. On May 4, 2017, the California court transferred the case to the United States District Court for the Eastern District of New York. On August 28, 2020, the court granted plaintiffs’ motion for class certification. On August 14, 2024, the court granted our motion to compel arbitration as to class members who are subject to our merchant agreements, but did not stay the claims pending arbitration. On November 15, 2024, we appealed to the Second Circuit requesting a stay of all claims against us that are subject to arbitration.

In 2006, Mawarid Investments Limited filed a request for confidential arbitration under the 1998 London Court of International Arbitration Rules in connection with certain claims arising under a shareholders agreement between Mawarid and American Express Travel Related Services Company, Inc. relating to a joint venture between the parties, Amex (Middle East) BSC(c) (AEME). In 2008, the tribunal rendered a partial award, including a direction that an audit should take place to verify whether acquirer discount revenue related to transactions occurring with airlines located in the Middle East region had been properly allocated to AEME since its inception in 1992. In September 2021, the tribunal rendered a further partial award regarding the location of transactions through non-physical channels. In May 2022, the tribunal further clarified the 2021 partial award and the discount rate that should apply to transactions through non-physical channels. In December 2024, the tribunal rendered a further partial award providing further clarifications on the allocation of revenue. A final award is expected in 2025.
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
In January 2023, the CFPB notified us that its investigation was completed and that it did not intend to recommend an enforcement action be taken against us at that time. In July 2023, we reached a settlement with the OCC to resolve its review of historical sales practices to certain U.S. small business card customers that occurred between 2015 and 2017. In January 2025, we announced that we entered into agreements with the EDNY and DOJ Civil Division and reached an agreement in principle with the Staff of the Federal Reserve to resolve their investigations into historical sales practices for certain U.S. small business customers, which we ended in 2021 or earlier. Pursuant to the agreements and after crediting, we are required to pay approximately $230 million in total to resolve these matters.
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

COMMITMENTS
Total lease expense is recorded in Other, net expenses in the Consolidated Statements of Income and includes rent expenses, adjustments for rent concessions, rent escalations and leasehold improvement allowances and is recognized on a straight-line basis over the lease term. Total lease expense was $189 million, $164 million and $188 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Lease liabilities are recognized at the present value of the contractual fixed lease payments, discounted using our incremental borrowing rate as of the lease commencement date or upon modification of the lease. Lease liabilities outstanding were $933 million and $926 million as of December 31, 2024 and 2023, respectively. The weighted average remaining lease term was 17 years and 19 years as of December 31, 2024 and 2023, respectively. The weighted average rate used to discount lease commitments was 4 percent and 3 percent as of December 31, 2024 and 2023, respectively.
The following represents the maturities of our outstanding lease commitments as of December 31, 2024:
TABLE 12.1: MATURITIES OF OUTSTANDING LEASE COMMITMENTS

(Millions)
2025	$160
2026	146
2027	129
2028	121
2029	106
Thereafter	771
Total Outstanding Fixed Lease Payments (a)	$1,433
Less: Amount representing interest	$(500)
Lease Liabilities	$933
(a)Excludes $346 million related to leases that were not yet commenced but were commitments as of December 31, 2024.
As of December 31, 2024, we had approximately $12.9 billion in financial commitments outstanding related to agreements with certain cobrand partners under which we are required to make a certain level of minimum payments over the life of the agreement, generally ranging from five to ten years. Generally, such commitments are designed to be satisfied by the payment we make to such cobrand partners primarily based on Card Members’ spending and earning rewards on their cobrand cards and as we acquire new Card Members. In the event these payments do not fully satisfy the commitment, we generally pay the cobrand partner up to the amount of the commitment in exchange for an equivalent value of reward points.
Our U.S. bank subsidiary, AENB, is a member of the Federal Reserve System and is therefore required to subscribe to a certain amount of shares issued by its Federal Reserve District Bank, with half of the subscribed amount paid up front. As of both December 31, 2024 and 2023, AENB held shares with a carrying value of $132 million, with the remaining half subject to call by the Federal Reserve District Bank Board, the likelihood of which we believe is remote.

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
A majority of our derivative assets and liabilities as of December 31, 2024 and 2023 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets. To further mitigate counterparty credit risk, we exercise our rights under executed credit support agreements with the respective derivative counterparties for our bilateral interest rate swaps and select foreign exchange contracts. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of December 31, 2024, these derivatives were not in a material net liability position and we had no material risk exposure to any individual derivative counterparty. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of December 31, 2024 and 2023, no credit risk adjustment to the derivative portfolio was required.
Our derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 14 for a description of our methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:
TABLE 13.1: FAIR VALUE OF DERIVATIVE ASSETS AND LIABILITIES

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$23	$99
Net investment hedges - Foreign exchange contracts	340	9	18	455
Total derivatives designated as hedging instruments	340	9	41	554
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	666	71	90	423
Total derivatives, gross	1,006	80	131	977
Derivative asset and derivative liability netting (b)	(91)	(57)	(91)	(57)
Cash collateral netting (c)	(18)	—	(23)	(106)
Total derivatives, net	$897	$23	$17	$814
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
We posted $368 million and $175 million as of December 31, 2024 and 2023, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.
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
Interest Rate Contracts
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $18.9 billion and $11.7 billion of fixed-rate debt obligations designated in fair value hedging relationships as of December 31, 2024 and 2023, respectively.
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

The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the years ended December 31:
TABLE 13.2: GAINS AND LOSSES ASSOCIATED WITH FAIR VALUE HEDGES ON FIXED-RATE LONG TERM DEBT

	Gains (losses)
(Millions)	2024	2023	2022
Fixed-rate long-term debt	$26	$(289)	$473
Derivatives designated as hedging instruments	(27)	290	(476)
Total	$(1)	$1	$(3)
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $18.9 billion and $11.7 billion as of December 31, 2024 and 2023, respectively, including the cumulative amount of fair value hedging adjustments of $27 million and $53 million for the respective periods.
We recognized in Interest expense on Long-term debt net increases of $254 million and $189 million for the years ended December 31, 2024 and 2023, respectively and a net decrease of $57 million for the year ended December 31, 2022. These were primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
NET INVESTMENT HEDGES
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $14.3 billion and $14.1 billion of foreign currency derivatives designated as net investment hedges as of December 31, 2024 and 2023, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a gain of $816 million, a loss of $640 million and a gain of $237 million for the years ended December 31, 2024, 2023 and 2022, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The changes in the fair value of derivatives that are not designated as hedges are primarily intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $28.8 billion and $25.3 billion as of December 31, 2024 and 2023, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $102 million, $82 million and $8 million for the years ended December 31, 2024, 2023 and 2022, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
Our embedded derivative related to seller earnout shares granted to us upon the completion of a business combination in the second quarter of 2022 between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital (C Ordinary Shares of GBT JerseyCo Limited) had a notional amount of $78 million as of both December 31, 2024 and 2023. This embedded derivative had a fair value of $31 million and $18 million as of December 31, 2024 and 2023, respectively. The changes in the fair value of the embedded derivative resulted in a gain of $13 million, a loss of $9 million and a gain of $4 million for the years ended December 31, 2024, 2023 and 2022, respectively, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

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
We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the years ended December 31, 2024 and 2023, there were no Level 3 transfers.
FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT FAIR VALUE
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy (as described in the preceding paragraphs), as of December 31:
TABLE 14.1: FINANCIAL ASSETS AND FINANCIAL LIABILITIES MEASURED AT FAIR VALUE

	2024				2023
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$48	$48	$—	$—	$66	$66	$—	$—
Debt securities	1,192	—	1,115	77	2,120	—	2,046	74
Derivatives, gross (a)(b)	1,006	—	975	31	80	—	62	18
Total Assets	2,246	48	2,090	108	2,266	66	2,108	92
Liabilities:
Derivatives, gross (a)	131	—	131	—	977	—	977	—
Total Liabilities	$131	$—	$131	$—	$977	$—	$977	$—
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

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT OTHER THAN FAIR VALUE
The following tables summarize the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31, 2024 and 2023. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2024 and 2023, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.
TABLE 14.2: FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES MEASURED AT AMORTIZED COST

2024 (Billions)	Carrying Value	Corresponding Fair Value Amount
		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$41	$41	$39	$2	$—
Other financial assets(b)	63	63	—	63	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves(c)	143	149	—	—	149
Card Member loans HFS	1	1	—	—	1

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	155	155	—	155	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	12	12	—	12	—
Long-term debt(c)	$50	$50	$—	$50	$—

2023 (Billions)	Carrying Value	Corresponding Fair Value Amount
		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$47	$47	$45	$2	$—
Other financial assets(b)	63	63	—	63	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves(c)	128	133	—	—	133

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	143	143	—	143	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	19	18	—	18	—
Long-term debt(c)	$48	$48	$—	$48	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $3.9 billion and $4.6 billion held by a consolidated VIE as of December 31, 2024 and 2023, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $28.3 billion and $28.6 billion as of December 31, 2024 and 2023, respectively, and the fair values of Long-term debt were $14.0 billion and $13.3 billion as of December 31, 2024 and 2023, respectively.
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
Card Member loans HFS
The fair value of Card Member loans HFS is generally determined on an aggregate portfolio basis, using similar methodologies and inputs as those used for estimating the fair value of Card Member loans not HFS, as described above.
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
The carrying value of equity investments without readily determinable fair values totaled $0.9 billion as of both December 31, 2024 and 2023, of which investments representing nonrecurring Level 3 fair value measurement were $1 million and nil as of December 31, 2024 and 2023, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded unrealized gains of $85 million, $18 million and $94 million for the years ended December 31, 2024, 2023 and 2022, respectively. Unrealized losses were $37 million, $142 million and $388 million for the years ended December 31, 2024, 2023 and 2022, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains for equity investments without readily determinable fair values totaled $1.1 billion as of both December 31, 2024 and 2023, and cumulative unrealized losses were $460 million and $431 million as of December 31, 2024 and 2023, respectively.

In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both December 31, 2024 and 2023.

NOTE 15
GUARANTEES
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $10 million, respectively, as of December 31, 2024 and $1 billion and $24 million, respectively, as of December 31, 2023, all of which were primarily related to our real estate arrangements and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.
NOTE 16
COMMON AND PREFERRED SHARES
The following table shows authorized shares and provides a reconciliation of common shares issued and outstanding for the years ended December 31:
TABLE 16.1: COMMON SHARES ISSUED AND OUTSTANDING

(Millions, except where indicated)	2024	2023	2022
Common shares authorized (billions) (a)	3.6	3.6	3.6
Shares issued and outstanding at beginning of year	723	743	761
Repurchases of common shares	(24)	(22)	(20)
Net shares issued for RSUs and stock option exercises (b)	3	2	2
Shares issued and outstanding as of December 31	702	723	743
(a)Of the common shares authorized but unissued as of December 31, 2024, approximately 27 million shares are reserved for issuance under employee stock and employee benefit plans.
(b)Shares issued for RSUs are reported net of shares withheld for tax withholding obligations.
On March 8, 2023, the Board of Directors authorized the repurchase of up to 120 million common shares from time to time, subject to market conditions and in accordance with our capital plans. This authorization replaced the prior repurchase authorization made on September 23, 2019. During 2024, 2023 and 2022, we repurchased 24 million common shares with a cost of $5.9 billion, 22 million common shares with a cost of $3.5 billion, and 20 million common shares with a cost of $3.3 billion, respectively. The cost includes excise tax and commissions of $55 million and $32 million in 2024 and 2023, respectively, and commissions of $4 million in 2022. As of December 31, 2024, we had approximately 75 million common shares remaining under the Board share repurchase authorization.
Common shares are generally retired by us upon repurchase (except for 2.2 million, 2.3 million and 2.4 million shares held as treasury shares as of December 31, 2024, 2023 and 2022, respectively); retired common shares and treasury shares are excluded from the shares outstanding in the table above. The treasury shares, with a cost basis of $243 million, $252 million and $262 million as of December 31, 2024, 2023 and 2022, respectively, are included as a reduction to Additional paid-in capital in Shareholders’ equity on the Consolidated Balance Sheets.

PREFERRED SHARES
The Board of Directors may authorize the issuance of up to 20 million preferred shares at a par value of $1.66 2/3 per share without further shareholder approval. We have the following perpetual Fixed Rate Reset Noncumulative Preferred Share series issued and outstanding as of December 31, 2024:
TABLE 16.2: PREFERRED SHARES ISSUED AND OUTSTANDING

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

NOTE 17
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI is a balance sheet item in Shareholders’ equity on the Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three years ended December 31 were as follows:

TABLE 17.1: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	As of or for the years ended December 31,
(Millions), net of tax	2024		2023		2022		2021
	Ending Balance	Net Change	Ending Balance	Net Change	Ending Balance	Net Change	Ending Balance
Net Unrealized Gains (Losses) on Debt Securities	$(9)	$5	$(14)	$50	$(64)	$(87)	$23
Foreign Currency Translation Adjustment Gains (Losses), Net of Hedges (a)	(2,924)	(353)	(2,571)	51	(2,622)	(230)	(2,392)
Net unrealized pension and other postretirement benefit gains (losses)	(462)	25	(487)	37	(524)	52	(576)
Accumulated other comprehensive income (loss)	$(3,395)	$(323)	$(3,072)	$138	$(3,210)	$(265)	$(2,945)
(a)Refer to Note 13 for additional information on hedging activity.
The following table shows the tax impact for the years ended December 31 for the changes in each component of AOCI presented above:
TABLE 17.2: TAX IMPACT FOR CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Tax expense (benefit)
(Millions)	2024	2023	2022
Net unrealized gains (losses) on debt securities	$2	$16	$(27)
Foreign currency translation adjustment, net of hedges	205	(158)	75
Pension and other postretirement benefits	11	(3)	27
Total tax impact	$218	$(145)	$75
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, for the years ended December 31, 2024, 2023 and 2022 were not significant.

NOTE 18
SERVICE FEES AND OTHER REVENUE AND OTHER EXPENSES
The following is a detail of Service fees and other revenue for the years ended December 31:
TABLE 18.1: COMPONENTS OF SERVICE FEES AND OTHER REVENUE

(Millions)	2024	2023	2022
Service fees	$1,609	$1,518	$1,444
Foreign currency-related revenue	1,527	1,428	1,202
Delinquency fees	941	963	809
Travel commissions and fees	596	637	507
Other fees and revenues	456	459	559
Total Service fees and other revenue	$5,129	$5,005	$4,521
The following is a detail of Other expenses for the years ended December 31:
TABLE 18.2: COMPONENTS OF OTHER EXPENSE

(Millions)	2024	2023	2022
Data processing and equipment	$2,888	$2,805	$2,606
Professional services	2,274	2,029	2,074
Gain on sale of Accertify (a)	(531)	—	—
Other	1,733	1,973	1,801
Total Other expenses	$6,364	$6,807	$6,481
(a)Refer to Note 1 for additional information.
NOTE 19
RESTRUCTURING
We periodically initiate restructuring programs to enhance our overall effectiveness and efficiency and to support new business strategies. These programs are generally completed within a year of when they are initiated. In connection with these programs, we will typically incur severance and other exit costs.
We had $217 million, $216 million and $135 million accrued in total restructuring reserves as of December 31, 2024, 2023 and 2022, respectively. Restructuring expense, which primarily relates to new severance charges, net of revisions to existing reserves, was $123 million, $179 million and $142 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included within Salaries and employee benefits within our Consolidated Statements of Income. The cumulative cost relating to restructuring programs initiated in 2024 or in prior years that were in progress during 2024 was $400 million. There were no programs initiated prior to 2022 that were still in progress during 2024. Cumulative amounts were not material to any reportable operating segment.

NOTE 20
INCOME TAXES
The components of income tax expense for the years ended December 31 included in the Consolidated Statements of Income were as follows:
TABLE 20.1: COMPONENTS OF INCOME TAX EXPENSE

(Millions)	2024	2023	2022
Current income tax expense:
U.S. federal	$2,368	$2,455	$2,445
U.S. state and local	494	351	339
Non-U.S.	894	662	476
Total current income tax expense	3,756	3,468	3,260
Deferred income tax (benefit) expense:
U.S. federal	(797)	(952)	(763)
U.S. state and local	(146)	(139)	(117)
Non-U.S.	(47)	(238)	(309)
Total deferred income tax (benefit) expense	(990)	(1,329)	(1,189)
Total income tax expense	$2,766	$2,139	$2,071
A reconciliation of the U.S. federal statutory rate of 21 percent as of December 31, 2024, 2023 and 2022, to our actual income tax rate was as follows:
TABLE 20.2: RECONCILIATION OF ACTUAL INCOME TAX RATE

	2024	2023	2022
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
(Decrease) increase in taxes resulting from:
Tax credits and tax-exempt income	(0.7)	(0.7)	(0.9)
State and local income taxes, net of federal benefit	2.5	2.4	3.1
Non-U.S. subsidiaries’ earnings (a)	(1.0)	(0.8)	(0.1)
Tax settlements and lapse of statute of limitations	(0.5)	(2.0)	(2.1)
Valuation allowances	—	0.1	(0.1)
Other	0.2	0.3	0.7
Actual tax rates	21.5%	20.3%	21.6%
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

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:
TABLE 20.3: COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

(Millions)	2024	2023
Deferred tax assets:
Reserves not yet deducted for tax purposes	$4,950	$4,552
Employee compensation and benefits	343	335
Net operating loss and tax credit carryforwards	464	466
Capitalized developed software	1,084	743
Other	853	723
Gross deferred tax assets	7,694	6,819
Valuation allowance	(655)	(614)
Deferred tax assets after valuation allowance	7,039	6,205
Deferred tax liabilities:
Intangibles and fixed assets	673	683
Deferred revenue	—	62
Deferred interest	113	114
Other	579	566
Gross deferred tax liabilities	1,365	1,425
Net deferred tax assets	$5,674	$4,780
The net operating loss and tax credit carryforward balance as of December 31, 2024, shown in the table above, is related to pre-tax U.S. federal and non-U.S. net operating loss (NOL) carryforwards of $10 million and $1.2 billion, respectively, and foreign tax credit (FTC) carryforwards of $137 million. If not utilized, certain U.S. federal and non-U.S. NOL carryforwards will expire between 2025 and 2032, whereas others have an unlimited carryforward period. The FTC carryforwards will expire between 2029 and 2034.
A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized. The valuation allowances for both periods presented above are associated with certain non-U.S. deferred tax assets, state NOLs, and FTC carryforwards.
Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $1.2 billion as of December 31, 2024, are intended to be permanently reinvested outside the U.S. We do not provide for state income and foreign withholding taxes on foreign earnings intended to be permanently reinvested outside the U.S. Accordingly, state income and foreign withholding taxes, which would have aggregated to approximately $0.1 billion as of December 31, 2024, have not been provided on those earnings.
Net income taxes paid by us during 2024, 2023 and 2022, were approximately $3.6 billion, $3.3 billion and $3.0 billion, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.
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

In December 2024, we received a Notice of Proposed Adjustment (Notice) from the IRS regarding transfer pricing between our U.S. and foreign subsidiaries for the 2017 and 2018 tax years currently under examination. The Notice proposes an increase to our U.S. taxable income that would result in an additional estimated U.S. federal income tax payment of approximately $185 million for 2017 and 2018, excluding interest and state income taxes, and asserts penalties of approximately $50 million for the same period. Although the Notice only applies to the 2017 and 2018 tax years currently under examination, the IRS may seek similar adjustments for subsequent tax years.
We strongly disagree with the IRS’s positions and plan to pursue all available remedies to vigorously contest the adjustments made by the IRS. We believe our income tax reserves are appropriate for all open tax years and that final resolution of this matter will not have a material impact on our results of operations. However, the ultimate outcome of this matter is uncertain, and if we are required to pay the IRS additional U.S. taxes, interest and/or potential penalties, our results of operations could be materially affected for the period in which the matter is resolved.
The following table presents changes in unrecognized tax benefits:
TABLE 20.4: ROLLFORWARD OF UNRECOGNIZED TAX BENEFITS

(Millions)	2024	2023	2022
Balance, January 1	$875	$962	$1,024
Increases:
Current year tax positions	161	132	119
Tax positions related to prior years	47	40	30
Decreases:
Tax positions related to prior years	(4)	(50)	(30)
Settlements with tax authorities	(39)	(160)	(74)
Lapse of statute of limitations	(21)	(49)	(104)
Effects of foreign currency translations	(13)	—	(3)
Balance, December 31	$1,006	$875	$962
Included in the unrecognized tax benefits of $1.0 billion, $0.9 billion and $1.0 billion for December 31, 2024, 2023 and 2022, respectively, are approximately $780 million, $670 million and $750 million, respectively, that, if recognized, would favorably affect the effective tax rate in a future period.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $107 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $107 million of unrecognized tax benefits, approximately $84 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the years ended December 31, 2024, 2023 and 2022, we recognized approximately $110 million, $30 million and $10 million, respectively, in expenses for interest and penalties.
We had approximately $500 million and $410 million accrued for the payment of interest and penalties as of December 31, 2024 and 2023, respectively.

NOTE 21
EARNINGS PER COMMON SHARE (EPS)
EPS is calculated using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities. Undistributed earnings are calculated after deducting dividends on preferred shares, common shares and RSUs. RSUs granted under our 2016 Incentive Compensation Plan entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to dividends on common shares. These unvested awards meet the definition of participating securities based on their respective rights to receive nonforfeitable dividends, and they are treated as a separate class of securities and are not included in computing basic EPS. Diluted EPS is also calculated under the treasury stock method and the more dilutive amount is reported. Participating securities are not included as incremental shares in computing diluted EPS.
The computations of basic and diluted EPS for the years ended December 31 were as follows:
TABLE 21.1: COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE

(Millions, except per share amounts)	2024	2023	2022
Numerator:
Basic and diluted:
Net income	$10,129	$8,374	$7,514
Preferred dividends	(58)	(58)	(57)
Net income available to common shareholders	10,071	8,316	7,457
Earnings allocated to participating share awards	(76)	(64)	(57)
Net income attributable to common shareholders	$9,995	$8,252	$7,400
Denominator:
Basic: Weighted-average common stock	712	735	751
Add: Weighted-average stock options (a)	1	1	1
Diluted	713	736	752
Basic EPS	$14.04	$11.23	$9.86
Diluted EPS	$14.01	$11.21	$9.85
(a)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.05 million, 1.38 million and 0.39 million of options for the years ended December 31, 2024, 2023 and 2022, respectively, because inclusion of the options would have been anti-dilutive.

NOTE 22
REGULATORY MATTERS AND CAPITAL ADEQUACY
We are supervised and regulated by the Federal Reserve and are subject to the Federal Reserve’s requirements for risk-based capital and leverage ratios. Our U.S. bank subsidiary, AENB, is subject to supervision and regulation, including regulatory capital and leverage requirements, by the OCC.
Under the risk-based capital guidelines of the Federal Reserve, we are required to maintain minimum ratios of CET1, Tier 1 and Total (Tier 1 plus Tier 2) capital to risk-weighted assets, as well as a minimum Tier 1 leverage ratio (Tier 1 capital to average adjusted on-balance sheet assets) and a supplementary leverage ratio (SLR) (Tier 1 capital to both on-balance sheet and certain off-balance sheet exposures).
Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators, that, if undertaken, could have a direct material effect on our operating activities.
As of December 31, 2024 and 2023, we met all capital requirements to which we were subject and maintained regulatory capital ratios in excess of those required to qualify as well capitalized.
The following table presents the regulatory capital ratios:
TABLE 22.1: REGULATORY CAPITAL RATIOS

(Millions, except percentages)	CET 1 capital	Tier 1 capital	Total capital	CET 1 capital ratio	Tier 1 capital ratio	Total capital ratio	Tier 1 leverage ratio	Supplementary Leverage Ratio
December 31, 2024: (a)
American Express Company	$24,860	$26,405	$31,127	10.5%	11.2%	13.2%	9.8%	8.3%
American Express National Bank	$18,748	$18,748	$21,289	11.6%	11.6%	13.2%	9.6%	8.0%
December 31, 2023: (a)
American Express Company	$23,174	$24,779	$28,784	10.5%	11.3%	13.1%	9.9%	(b)
American Express National Bank	$17,038	$17,038	$19,548	11.6%	11.6%	13.3%	9.5%	(b)
Well-capitalized ratios (c)
American Express Company				N/A	6.0%	10.0%	N/A	N/A
American Express National Bank				6.5%	8.0%	10.0%	5.0%	N/A
Minimum capital ratios (d)				4.5%	6.0%	8.0%	4.0%	3.0%
Effective Minimum (e)
American Express Company				7.0%	8.5%	10.5%	4.0%	3.0%
American Express National Bank				7.0%	8.5%	10.5%	4.0%	3.0%
(a)Capital ratios reported using Basel III capital definitions and risk-weighted assets using the Basel III standardized approach.
(b)We became a Category III firm in the third quarter of 2024 and thus are subject to a minimum SLR of 3 percent beginning with the fourth quarter of 2024.
(c)Represents requirements for bank holding companies and banking subsidiaries to be considered “well capitalized” pursuant to regulations issued under the Federal Reserve Regulation Y and the Federal Deposit Insurance Corporation Improvement Act, respectively. There is no CET1 capital ratio, Tier 1 leverage ratio or SLR requirement for a bank holding company to be considered “well capitalized.”
(d)As defined by the regulations issued by the Federal Reserve and OCC.
(e)Represents Basel III minimum capital requirement and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer for American Express Company and the capital conservation buffer for American Express National Bank.
RESTRICTED NET ASSETS OF SUBSIDIARIES
Certain of our subsidiaries are subject to restrictions on the transfer of net assets under debt agreements and regulatory requirements. These restrictions have not had any effect on our shareholder dividend policy and management does not anticipate any impact in the future. Procedures exist to transfer net assets between the Company and its subsidiaries, while ensuring compliance with the various contractual and regulatory constraints. As of December 31, 2024, the aggregate amount of net assets of subsidiaries that are restricted to be transferred was approximately $15.3 billion.

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
BANK DIVIDEND RESTRICTIONS
In the year ended December 31, 2024, AENB paid dividends from retained earnings to its parent of $5.0 billion. AENB is limited in its ability to pay dividends by banking statutes, regulations and supervisory policy. In general, applicable federal and state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as AENB, from making dividend distributions if such distributions are not paid out of available retained earnings or would cause the institution to fail to meet capital adequacy standards. If AENB’s risk-based capital ratios do not satisfy minimum regulatory requirements and applicable buffers, it will face graduated constraints on dividends and other capital distributions. In determining the dividends to pay its parent, AENB must also consider the effects on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies. In addition, AENB’s banking regulators have authority to limit or prohibit the payment of a dividend by AENB under a number of circumstances, including if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

NOTE 23
SIGNIFICANT CREDIT CONCENTRATIONS
Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to American Express’ total credit exposure. Our customers operate in diverse industries, economic sectors and geographic regions.
The following table details our maximum credit exposure of the on-balance sheet assets by category as of December 31:
TABLE 23.1: MAXIMUM CREDIT EXPOSURE OF ON-BALANCE SHEET ASSETS

(Billions)	2024	2023
Individuals: (a)	$194	$178
United States	160	145
Outside the United States (b)	34	33
Institutions:
Financial services (c)	9	12
Other (d)	17	17
Federal Reserve Bank	35	37
U.S. Government and agencies (e)	—	1
Total on-balance sheet	$255	$245
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
As of December 31, 2024 and 2023, our most significant concentration of credit risk was with individuals. These amounts are generally advanced on an unsecured basis. However, we review each potential customer’s credit application and evaluate the applicant’s financial history and ability and willingness to repay. We also consider credit performance by customer tenure, industry and geographic location in managing credit exposure.
As of December 31, 2024, we had approximately $468 billion of unused credit available to customers, approximately 80 percent of which was related to customers within the United States. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Charge card products with no pre-set spending limits are not reflected in unused credit.

NOTE 24
REPORTABLE OPERATING SEGMENTS AND GEOGRAPHIC OPERATIONS
REPORTABLE OPERATING SEGMENTS
We consider a combination of factors when evaluating the composition of our reportable operating segments, including the results regularly provided to our Chief Executive Officer, who is our chief operating decision maker (CODM), economic characteristics, products and services offered, classes of customers, product distribution channels, geographic considerations (primarily United States versus outside the United States), and regulatory environment considerations.
The following is a brief description of the primary business activities of our four reportable operating segments:
•U.S. Consumer Services (USCS), which issues a wide range of proprietary consumer cards and provides services to U.S. consumers, including travel and lifestyle services as well as banking and non-card financing products. USCS also manages our dining platform that provides digital tools for restaurants and reservation bookings for diners.
•Commercial Services (CS), which issues a wide range of proprietary corporate and small business cards and provides services to U.S. businesses, including payment and expense management, banking and non-card financing products. CS also issues proprietary corporate cards and provides services to select global corporate clients.
•International Card Services (ICS), which issues a wide range of proprietary consumer, small business and corporate cards outside the United States. ICS also provides services to our international customers, including travel and lifestyle services, and manages certain international joint ventures and our loyalty coalition business.
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
Pretax income is used by our CODM to assess the relative performance of our operating segments and their contribution to enterprise profitability. Decisions on resource allocation by operating segment are made at the enterprise level as a function of strategic priority, operational requirements and expected return on investment of growth opportunities. The following tables present certain selected financial information for our reportable operating segments and Corporate & Other as of or for the years ended December 31, 2024, 2023 and 2022.
TABLE 24.1: SELECTED FINANCIAL INFORMATION BY SEGMENT

(Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
2024
Total non-interest revenues	$20,137	$13,219	$10,369	$6,729	$(48)	$50,406
Revenue from contracts with customers (b)	14,481	11,559	6,766	6,051	(32)	38,825
Interest income	14,430	4,374	2,331	52	2,608	23,795
Interest expense	3,140	1,734	1,239	(703)	2,842	8,252
Net interest income	11,290	2,640	1,092	755	(234)	15,543
Total revenues net of interest expense	31,427	15,859	11,461	7,484	(282)	65,949
Provisions for credit losses	3,029	1,389	726	42	(1)	5,185
Total revenues net of interest expense after provisions for credit losses	28,398	14,470	10,735	7,442	(281)	60,764
Expenses
Card Member rewards, business development and Card Member services (c)	14,329	6,504	5,243	1,148	43	27,267
Marketing	3,051	1,319	1,235	411	24	6,040
Salaries and employee benefits and other operating expenses	4,641	3,142	3,226	1,485	2,068	14,562
Total expenses	22,021	10,965	9,704	3,044	2,135	47,869
Pretax income (loss)	$6,377	$3,505	$1,031	$4,398	$(2,416)	$12,895
Total assets	$114,228	$58,969	$42,879	$17,712	$37,673	$271,461

(Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
2023
Total non-interest revenues	$18,464	$12,931	$9,472	$6,620	$(106)	$47,381
Revenue from contracts with customers (b)	13,715	11,379	6,155	6,006	(37)	37,218
Interest income	12,336	3,328	2,076	57	2,186	19,983
Interest expense	2,684	1,483	1,118	(719)	2,283	6,849
Net interest income	9,652	1,845	958	776	(97)	13,134
Total revenues net of interest expense	28,116	14,776	10,430	7,396	(203)	60,515
Provisions for credit losses	2,855	1,313	727	27	1	4,923
Total revenues net of interest expense after provisions for credit losses	25,261	13,463	9,703	7,369	(204)	55,592
Expenses
Card Member rewards, business development and Card Member services (c)	12,808	6,332	4,588	1,218	46	24,992
Marketing	2,585	1,090	1,081	437	20	5,213
Salaries and employee benefits and other operating expenses	4,435	3,180	3,061	2,058	2,140	14,874
Total expenses	19,828	10,602	8,730	3,713	2,206	45,079
Pretax income (loss)	$5,433	$2,861	$973	$3,656	$(2,410)	$10,513
Total assets	$107,158	$55,361	$42,234	$23,714	$32,641	$261,108

(Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
2022
Total non-interest revenues	$16,440	$12,196	$8,262	$6,123	$(54)	$42,967
Revenue from contracts with customers (b)	12,478	10,844	5,301	5,603	(7)	34,219
Interest income	8,457	2,070	1,453	23	655	12,658
Interest expense	983	697	654	(329)	758	2,763
Net interest income	7,474	1,373	799	352	(103)	9,895
Total revenues net of interest expense	23,914	13,569	9,061	6,475	(157)	52,862
Provisions for credit losses	1,021	565	584	7	5	2,182
Total revenues net of interest expense after provisions for credit losses	22,893	13,004	8,477	6,468	(162)	50,680
Expenses
Card Member rewards, business development and Card Member services (c)	10,791	6,116	3,816	1,192	(11)	21,904
Marketing	2,744	1,122	1,146	419	27	5,458
Salaries and employee benefits and other operating expenses	3,958	2,886	2,937	1,903	2,049	13,733
Total expenses	17,493	10,124	7,899	3,514	2,065	41,095
Pretax income (loss)	$5,400	$2,880	$578	$2,954	$(2,227)	$9,585
Total assets	$94,444	$51,411	$36,891	$20,005	$25,603	$228,354
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue, certain service fees and other revenue and processed revenues from customers.
(c)Card Member rewards, business development and Card Member services expenses are generally correlated to volumes or are variable based on usage.

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
Expenses
Card Member rewards, Business development and Card Member services expenses, as well as Marketing expenses, are generally included in each segment based on the actual expenses incurred. Global brand advertising, a component of Marketing expense, is primarily allocated to the segments based on the relative levels of revenue.
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
TABLE 24.2: SUMMARY OF TOTAL REVENUE AND PRETAX INCOME BY REGION

(Millions)	United States	EMEA(a)	APAC(a)	LACC(a)	Other Unallocated(b)	Consolidated
2024
Total revenues net of interest expense	$51,471	$6,216	$4,698	$3,845	$(281)	$65,949
Pretax income (loss) from continuing operations	12,919	935	656	803	(2,418)	12,895
2023
Total revenues net of interest expense	$47,140	$5,633	$4,372	$3,571	$(201)	$60,515
Pretax income (loss) from continuing operations	10,717	854	592	760	(2,410)	10,513
2022
Total revenues net of interest expense	$41,396	$4,871	$3,835	$2,917	$(157)	$52,862
Pretax income (loss) from continuing operations	10,383	550	376	500	(2,224)	9,585
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

NOTE 25
PARENT COMPANY
TABLE 25.1: PARENT COMPANY – CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2024	2023	2022
Revenues
Non-interest revenues
Other	$390	$407	$388
Total non-interest revenues	390	407	388
Interest income	1,858	1,558	614
Interest expense	1,869	1,436	857
Total revenues net of interest expense	379	529	145
Expenses
Salaries and employee benefits	474	487	408
Other	385	408	372
Total expenses	859	895	780
Loss before income tax and equity in net income of subsidiaries	(480)	(366)	(635)
Income tax benefit	(126)	(163)	(244)
Equity in net income of subsidiaries and affiliates	10,483	8,577	7,905
Net income	$10,129	$8,374	$7,514
Net unrealized pension and other postretirement benefits, net of tax	41	5	10
Other comprehensive income (loss), net	(364)	133	(275)
Comprehensive income	$9,806	$8,512	$7,249
TABLE 25.2: PARENT COMPANY – CONDENSED BALANCE SHEETS

As of December 31 (Millions)	2024	2023
Assets
Cash and cash equivalents	$7,293	$9,652
Equity in net assets of subsidiaries and affiliates	30,165	28,019
Loans to subsidiaries and affiliates	28,897	25,471
Due from subsidiaries and affiliates	1,291	1,261
Other assets	573	349
Total assets	68,219	64,752
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable and other liabilities	2,239	2,188
Due to subsidiaries and affiliates	404	555
Long-term debt	35,312	33,952
Total liabilities	37,955	36,695
Shareholders’ Equity
Total shareholders’ equity	30,264	28,057
Total liabilities and shareholders’ equity	$68,219	$64,752

TABLE 25.3: PARENT COMPANY – CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2024	2023	2022
Cash Flows from Operating Activities
Net income	$10,129	$8,374	$7,514
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net income of subsidiaries and affiliates	(10,483)	(8,577)	(7,905)
Dividends received from subsidiaries and affiliates	8,027	5,326	5,549
Other operating activities, primarily with subsidiaries and affiliates	14	360	160
Net cash provided by operating activities	7,687	5,483	5,318
Cash Flows from Investing Activities
Net increase in loans to subsidiaries and affiliates	(3,449)	(2,836)	(4,850)
Investments in subsidiaries and affiliates	(55)	—	(1)
Other investing activities	5	—	—
Net cash used in investing activities	(3,499)	(2,836)	(4,851)
Cash Flows from Financing Activities
Net decrease in short-term debt from subsidiaries and affiliates	—	—	(136)
Proceeds from long-term debt	8,872	9,969	13,202
Payments of long-term debt	(7,500)	(5,750)	(5,675)
Issuance of American Express common shares	100	28	56
Repurchase of American Express common shares and other	(6,020)	(3,650)	(3,502)
Dividends paid	(1,999)	(1,780)	(1,565)
Net cash (used in) provided by financing activities	(6,547)	(1,183)	2,380
Net (decrease) increase in cash and cash equivalents	(2,359)	1,464	2,847
Cash and cash equivalents at beginning of year	9,652	8,188	5,341
Cash and cash equivalents at end of year	$7,293	$9,652	$8,188

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
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of our internal control over financial reporting as of December 31, 2024 are set forth in “Financial Statements and Supplementary Data.”
ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
On December 3, 2024, Anna Marrs, our Group President, Global Merchant and Network Services, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K under the Exchange Act), which is scheduled to expire no later than September 30, 2025. Up to 21,955 shares may be sold on the open market in accordance with the terms of Ms. Marrs’s trading arrangement. No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) were adopted by any of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended December 31, 2024, and no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements were terminated by any such director or officer during such period.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEMS 10, 11, 12 and 13. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We expect to file with the SEC in March 2025 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held April 29, 2025, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference
•Information included under the caption “Corporate Governance at American Express — Our Corporate Governance Framework — Our Board’s Independence”
•Information included under the caption “Corporate Governance at American Express — Our Board Committees — Board Committee Responsibilities”
•Information included under the caption “Corporate Governance at American Express — Our Corporate Governance Framework — Director Attendance”
•Information included under the caption “Corporate Governance at American Express — Compensation of Directors”
•Information included under the caption “Stock Ownership Information”
•Information included under the caption “Corporate Governance at American Express — Our Director Nominees”
•Information included under the caption “Executive Compensation” (other than information included under the subcaption “Pay versus Performance”)
•Information under the caption “Corporate Governance at American Express — Certain Relationships and Transactions”
In addition, the information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under the caption “Information About Our Executive Officers” under “Business.”
We have adopted a set of Corporate Governance Principles, which together with our Certification of Incorporation, By-Laws, the charters of the four standing committees of the Board of Directors (Audit and Compliance; Compensation and Benefits; Nominating, Governance and Public Responsibility; and Risk), our Code of Conduct (which constitutes our code of ethics) and the Code of Business Conduct for the Members of the Board of Directors, provide the framework for our governance. A complete copy of our Corporate Governance Principles, Certification of Incorporation, By-Laws, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Controller, but also to all our other colleagues) and the Code of Business Conduct for the Members of the Board of Directors may be found under “Governance and Corporate Responsibility” on our Investor Relations website at https://ir.americanexpress.com. We intend to disclose any amendments to our Code of Conduct, or waivers of our Code of Conduct on behalf of our Chief Executive Officer, Chief Financial Officer or Controller, on our website. You may also access our Investor Relations website at the bottom of the Company’s homepage www.americanexpress.com. (Information from such sites is not incorporated by reference into this report.) You may also obtain free copies of these materials by writing to our Corporate Secretary at our headquarters.
We have adopted an insider trading policy governing the purchase, sale and/or other transactions in securities by employees, directors of the Company and AENB and other individuals working on behalf of us (including contractors, consultants and professionals retained by us) that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. It is our policy to comply with all federal, state and foreign securities laws and other applicable law (including by obtaining appropriate corporate approvals) when engaging in transactions in our securities.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the heading “Audit Committee Matters — PricewaterhouseCoopers LLP Fees and Services,” which will appear in our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held April 29, 2025, is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)
1.    Financial Statements:
See the “Index to Consolidated Financial Statements” under “Financial Statements and Supplementary Data.”
2.    Financial Statement Schedules:
All schedules are omitted since the required information is either not applicable, not deemed material, or shown in the Consolidated Financial Statements.
3.    Exhibits:
The following exhibits are filed as part of this report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.28 are management contracts or compensatory plans or arrangements.

3.1
Company’s Amended and Restated Certificate of Incorporation, as amended through April 20, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2022).

3.2
Company’s By-Laws, as amended through September 25, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated September 25, 2024 (filed September 27, 2024)).

4.1
Senior Indenture dated as of August 1, 2007, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4(k) of the Company’s Registration Statement under the Securities Act of 1933 on Form S-3 (File No. 333-162791), filed on October 30, 2009).

4.2
First Supplemental Indenture dated as of February 12, 2021 to the Senior Indenture dated as of August 1, 2007, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4(b) of the Company’s Registration Statement under the Securities Act of 1933 on Form S-3 (File No. 333-253057), filed on February 12, 2021).

4.3
Second Supplemental Indenture dated as of May 1, 2023 to the Senior Indenture dated as of August 1, 2007, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated May 1, 2023 (filed May 1, 2023)).

4.4
Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.5
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

*	10.19	Description of Compensation Payable to Non-Management Directors, effective January 1, 2025.

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

	10.24
Form of nonqualified stock option award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2023).

	10.25
Form of restricted stock unit/restricted stock award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2023).

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

	10.28	Form of Time Sharing Agreement.(incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2024).

	10.29
Restated Letter Agreement, dated May 6, 2019, between American Express Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated May 6, 2019 (filed May 6, 2019)).

*	19	American Express Company Insider Trading Policy.

*	21	Subsidiaries of the Company.

*	23	Consent of PricewaterhouseCoopers LLP.

*	31.1	Certification of Stephen J. Squeri, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Christophe Y. Le Caillec, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Stephen J. Squeri, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Christophe Y. Le Caillec, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	97
American Express Company Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2023).

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
February 7, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ STEPHEN J. SQUERI	/s/ DEBORAH P. MAJORAS
Stephen J. Squeri Chairman, Chief Executive Officer and Director	Deborah P. Majoras Director

/s/ CHRISTOPHE Y. LE CAILLEC	/s/ KAREN L. PARKHILL
Christophe Y. Le Caillec Chief Financial Officer	Karen L. Parkhill Director

/s/ JESSICA LIEBERMAN QUINN	/s/ CHARLES E. PHILLIPS, JR.
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)	Charles E. Phillips, Jr. Director

/s/ THOMAS J. BALTIMORE, JR.	/s/ LYNN A. PIKE
Thomas J. Baltimore, Jr. Director	Lynn A. Pike Director

/s/ JOHN J. BRENNAN	/s/ DANIEL L. VASELLA
John J. Brennan Director	Daniel L. Vasella Director

/s/ WALTER J. CLAYTON III	/s/ LISA W. WARDELL
Walter J. Clayton III Director	Lisa W. Wardell Director

/s/ THEODORE J. LEONSIS	/s/ CHRISTOPHER D. YOUNG
Theodore J. Leonsis Director	Christopher D. Young Director

February 7, 2025

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

	2024			2023			2022
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield
Interest-earning assets
Interest-bearing deposits in banks and other (b)
U.S.	$43,425	$2,439	5.6%	$34,467	$1,895	5.5%	$22,164	$466	2.1%
Non-U.S.	2,098	163	7.8	2,173	229	10.5	2,005	95	4.7
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	—	—	—	176	20	11.4	381	29	7.6
Short-term investment securities
U.S.	321	19	5.9	289	18	6.2	580	7	1.2
Non-U.S.	71	3	4.2	110	5	4.5	93	2	2.2
Card Member and Other loans, including Card Member loans HFS (c)
U.S.	121,701	18,793	15.4	105,819	15,656	14.8	86,810	10,525	12.1
Non-U.S.	17,224	2,302	13.4	15,258	2,041	13.4	12,642	1,442	11.4
Taxable investment securities (d)
U.S.	790	26	3.2	2,893	75	2.5	3,196	67	2.1
Non-U.S.	809	49	6.1	726	43	5.9	648	23	3.5
Non-taxable investment securities (d)
U.S.	22	1	5.8	22	1	5.6	29	2	9.8
Total interest-earning assets (e)	$186,461	$23,795	12.8%	$161,933	$19,983	12.3%	$128,548	$12,658	9.8%
U.S.	$166,259	$21,278		$143,490	$17,645		$112,779	$11,067
Non-U.S.	$20,202	$2,517		$18,443	$2,338		$15,769	$1,591
(a)Averages based on month-end balances.
(b)Interest income primarily reflects interest on deposits from banks and dividends on investments in Federal Reserve stock.
(c)Amounts for 2024 include Card Member loans HFS and the associated interest income.
(d)Average yields for both taxable and non-taxable investment securities have been calculated using amortized cost balances and do not include changes in fair value recorded in other comprehensive loss. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent for 2024, 2023 and 2022.
(e)The average yield on total interest-earning assets is adjusted for the impacts of the items mentioned in footnote (d).

Years Ended December 31, (Millions, except percentages)	2024 Average Balance (a)	2023 Average Balance (a)	2022 Average Balance (a)
Non-interest-earning assets
Cash and due from banks
U.S.	$3,370	$3,281	$2,794
Non-U.S.	747	785	742
Card Member receivables, net
U.S.	33,046	34,269	34,527
Non-U.S.	25,003	23,182	19,973
Reserves for credit losses on Card Member and Other loans
U.S.	(5,070)	(3,978)	(2,972)
Non-U.S.	(421)	(409)	(272)
Other assets (b)
U.S.	18,808	17,414	16,489
Non-U.S.	6,068	5,940	5,650
Total non-interest-earning assets	81,551	80,484	76,931
U.S.	50,154	50,986	50,838
Non-U.S.	31,397	29,498	26,093
Total assets	268,012	242,417	205,479
U.S.	216,413	194,476	163,617
Non-U.S.	$51,599	$47,941	$41,862

Percentage of total average assets attributable to non-U.S. activities	19.3%	19.8%	20.4%
(a)Averages based on month-end balances.
(b)Includes premises and equipment, net of accumulated depreciation and amortization.

	2024			2023			2022
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate
Interest-bearing liabilities
Customer deposits
U.S.
Savings accounts	$101,705	$4,210	4.1%	$84,913	$3,320	3.9%	$70,990	$961	1.4%
Checking accounts	1,677	29	1.7	1,189	37	3.1	468	6	1.3
Certificates of deposit	14,696	608	4.1	18,352	677	3.7	9,357	254	2.7
Sweep accounts	15,419	845	5.5	15,676	824	5.3	15,039	301	2.0
Non-U.S.
Certificates of deposit and other deposits	15	3	20.0	15	7	46.7	17	5	29.4
Short-term borrowings
U.S.	3	—	—	41	—	—	8	—	—
Non-U.S.	1,574	37	2.4	1,489	29	1.9	1,894	19	1.0
Long-term debt and other (b)
U.S.	50,905	2,503	4.9	44,283	1,929	4.4	39,322	1,197	3.0
Non-U.S.	230	17	7.4	244	26	10.7	273	20	7.3
Total interest-bearing liabilities	$186,224	$8,252	4.4%	$166,202	$6,849	4.1%	$137,368	$2,763	2.0%
U.S.	$184,405	$8,195		$164,454	$6,787		$135,184	$2,719
Non-U.S.	$1,819	$57		$1,748	$62		$2,184	$44

Non-interest-bearing liabilities
Accounts payable
U.S.	$5,634			$5,609			$4,982
Non-U.S.	7,554			6,806			5,796
Customer deposits(c)
U.S.	516			524			534
Non-U.S.	423			444			474
Other liabilities
U.S.	29,080			27,345			25,080
Non-U.S.	9,021			8,607			7,865
Total non-interest-bearing liabilities	52,228			49,335			44,731
U.S.	35,230			33,478			30,596
Non-U.S.	16,998			15,857			14,135
Total liabilities	238,452			215,537			182,099
U.S.	219,635			197,932			165,780
Non-U.S.	18,817			17,605			16,319
Total shareholders’ equity	29,560			26,880			23,380
Total liabilities and shareholders’ equity	$268,012			$242,417			$205,479

Percentage of total average liabilities attributable to non-U.S. activities	7.9%			8.2%			9.0%
Interest rate spread			8.4%			8.2%			7.8%
Net interest income and net average yield on interest-earning assets(d)`		$15,543	8.3%		$13,134	8.1%		$9,895	7.7%
(a)Averages based on month-end balances.
(b)Interest expense primarily reflects interest on long-term financing and interest incurred on derivative instruments in qualifying hedging relationships on the hedged debt instruments.
(c)U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $463 million, $474 million and $502 million for 2024, 2023 and 2022, respectively. Non-U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $420 million, $441 million and $471 million for 2024, 2023 and 2022, respectively.
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

	2024 Versus 2023			2023 Versus 2022
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
Years Ended December 31, (Millions)	Average Volume(b)	Average Rate(c)	Net Change	Average Volume(b)	Average Rate(c)	Net Change
Interest-earning assets
Interest-bearing deposits in banks and other
U.S.	$493	$51	$544	$259	$1,170	$1,429
Non-U.S.	(8)	(58)	(66)	8	126	134
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	(20)	—	(20)	(16)	7	(9)
Short-term investment securities
U.S.	2	(1)	1	(4)	15	11
Non-U.S.	(2)	—	(2)	—	3	3
Card Member and Other loans, including Card Member loans HFS
U.S.	2,350	787	3,137	2,305	2,826	5,131
Non-U.S.	263	(2)	261	298	301	599
Taxable investment securities
U.S.	(54)	5	(49)	(6)	14	8
Non-U.S.	5	1	6	3	17	20
Non-taxable investment securities
U.S.	—	—	—	—	(1)	(1)
Change in interest income	$3,029	$783	$3,812	$2,847	$4,478	$7,325
Interest-bearing liabilities
Customer deposits
U.S.
Savings accounts	$657	$233	$890	$188	$2,171	$2,359
Checking accounts	15	(23)	(8)	9	22	31
Certificates of deposit	(135)	66	(69)	244	179	423
Sweep accounts	(14)	35	21	13	510	523
Non-U.S.
Certificates of deposit & Other deposits	—	(4)	(4)	(1)	3	2
Short-term borrowings
Non-U.S.	2	6	8	(4)	14	10
Long-term debt and other
U.S.	288	286	574	151	581	732
Non-U.S.	(1)	(8)	(9)	(2)	8	6
Change in interest expense	812	591	1,403	598	3,488	4,086
Change in net interest income	$2,217	$192	$2,409	$2,249	$990	$3,239
(a)Refer to footnotes from “Distribution of Assets, Liabilities and Shareholders’ Equity” for additional information.
(b)Represents the change in volume multiplied by the prior year rate.
(c)Represents the sum of the change in rate multiplied by the prior year volume and the change in rate multiplied by the change in volume.

Weighted average yields and contractual maturities for AFS debt securities with stated maturities
The following table presents weighted average yields by contractual maturities for AFS debt securities with stated maturities as of December 31, 2024:

Weighted average yield (a)	Due within 1 year	Due after 1 year but within 5 years	Due after 5 years but within 10 years	Due after 10 years	Total
State and municipal obligations	—%	—%	5.77%	2.27%	3.61%
U.S. Government agency obligations	—	—	—	3.04	3.04
U.S. Government treasury obligations	3.23	4.33	—	—	3.60
Mortgage-backed securities	—	—	—	4.15	4.15
Foreign government bonds and obligations	5.86	2.03	—	—	5.85
Other	—%	2.82%	2.75%	—%	2.81%
(a)Weighted average yields for investment securities have been calculated using the effective yield on the date of purchase. Yields on tax-exempt investment securities have been computed on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent.

Maturities and Sensitivities to Changes in Interest Rates
The following table presents contractual maturities of loans and Card Member receivables by customer type, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements. The information is presented excluding amounts associated with Card Member loans HFS as of December 31, 2024.

December 31, (Millions)	2024
	Within 1 year (a)	1-5 years (b) (c)	5-15 years (c)	After 15 years (c)	Total
Loans
Consumer	$106,494	$1,152	$—	$—	$107,646
Small Business	31,632	359	—	—	31,991
Corporate	37	—	—	—	37
Other	1,763	7,355	86	28	9,232
Total loans	$139,926	$8,866	$86	$28	$148,906

Loans due after one year at fixed interest rates
Consumer		$1,152	$—	$—	$1,152
Small Business		359	—	—	359
Other		7,331	5	28	7,364
Loans due after one year at variable interest rates
Other		24	81	—	105
Total loans		$8,866	$86	$28	$8,980

Card Member receivables
Consumer	$25,249	$182	$—	$—	$25,431
Small Business	18,323	296	—	—	18,619
Corporate	15,361	—	—	—	15,361
Total Card Member receivables	$58,933	$478	$—	$—	$59,411
(a)Card Member loans have no stated maturity and are therefore included in the due within one year category. However, many of our Card Members will revolve their balances, which may extend their repayment period beyond one year for balances outstanding as of December 31, 2024. Card Member receivables are due upon receipt of Card Member statements and have no stated interest rate and are therefore included in the due within one year category.
(b)Card Member loans and receivables due after one year represent modification programs offered to Card Members experiencing financial difficulties wherein a long-term concession (more than 12 months) has been granted to the borrower.
(c)Other loans due after one year represents installment loans.

Credit Quality Indicators for Loans and Card Member Receivables
The following table summarizes the ratio of all loans and Card Member receivables categories. The information is presented excluding amounts associated with Card Member loans HFS effective December 1, 2024.

Years Ended December 31, (Millions, except percentages and where indicated)	2024	2023
Card Member loans
Consumer
Net write-offs — principal less recoveries	$2,200	$1,612
Net write-offs — interest and fees less recoveries	$511	$376
Average consumer loans (billions) (a)	$100.0	$89.1
Principal only net write-offs / average consumer loans outstanding (b)	2.2%	1.8%
Principal, interest and fees net write-offs / average consumer loans outstanding (b)	2.7%	2.2%
Small Business
Net write-offs — principal less recoveries	$694	$431
Net write-offs — interest and fees less recoveries	$110	$67
Average small business loans (billions) (a)	$30.7	$25.6
Principal only net write-offs / average small business loans outstanding (b)	2.3%	1.7%
Principal, interest and fees net write-offs / average small business loans outstanding (b)	2.6%	1.9%

Other loans
Net write-offs	$187	$107
Average Other loans (billions) (a)	$8.1	$6.3
Net write-offs/average Other loans outstanding (b)	2.3%	1.7%

Card Member receivables
Consumer
Net write-offs — principal less recoveries	$274	$350
Net write-offs — fees less recoveries	$25	$24
Average consumer receivables (billions) (a)	$23.6	$22.7
Principal only net write-offs / average consumer receivables outstanding (b)	1.2%	1.5%
Principal and fees net write-offs / average consumer receivables outstanding (b)	1.3%	1.6%
Small Business
Net write-offs — principal less recoveries	$355	$428
Net write-offs — fees less recoveries	$32	$35
Average small business receivables (billions) (a)	$18.9	$19.4
Principal only net write-offs / average small business receivables outstanding (b)	1.9%	2.2%
Principal and fees net write-offs / average small business receivables outstanding (b)	2.0%	2.4%
Corporate
Net write-offs — principal and fees less recoveries	$87	$100
Average corporate receivables (billions) (a)	$15.7	$15.6
Principal and fees net write-offs / average corporate receivables outstanding (b)	0.6%	0.6%

Reserve for credit losses	$6,044	$5,418
Non-accrual loans (c)	$611	$446
Reserve for credit losses as a percentage of total loans and Card Member receivables (d)	2.9%	2.8%
Non-accrual loans as a percentage of total loans (d)	0.4%	0.3%
Reserve for credit losses as a percentage of non-accrual loans (e)	962.0%	1175.8%
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
(c)Non-accrual loans primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest. Amounts presented includes Other loans of $12 million and $7 million as of December 31, 2024 and 2023, respectively. Higher non-accrual loans are primarily driven by higher legal placements.
(d)Refer to “Maturities and Sensitivities to Changes in Interest Rates” for total outstanding balance of loans and Card Member receivables.
(e)Refer to “Allocation of reserve for credit losses” for reserve related to Card Member loans and Other loans.

Allocation of Reserve for Credit Losses
The following table shows the reserve for credit losses allocated to Card Member loans (excluding Card Member loans HFS as of December 31, 2024), Card Member receivables and Other loans.

December 31,	2024		2023
(Millions, except percentages) Reserve for credit losses at end of year applicable to	Amount	Percentage (a)	Amount	Percentage (a)
Card Member loans	$5,679	94%	$5,118	95%
Card Member receivables	171	3	174	3
Other loans	194	3	126	2
Total Reserve for credit losses	$6,044	100%	$5,418	100%
(a)Percentage of reserve for credit losses on Card Member loans, Card Member receivables and Other loans to the total reserve.
Uninsured Customer Deposits
Our U.S. deposits are insured up to $250,000 per depositor, per ownership category through the FDIC. Our non-U.S. deposits are insured as per regulatory rules in the respective jurisdictions. As of December 31, 2024 and 2023, we had total deposits of $139.4 billion and $129.1 billion, respectively, of which approximately $12.4 billion and $11.3 billion, respectively, were uninsured.
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

	By remaining maturity as of December 31, 2024
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. (a)	$180	$84	$277	$93	$634
Non U.S. (b)	$1	$1	$3	$5	$10
(a)We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to $250,000 per depositor, per ownership category through the FDIC.
(b)Includes time deposits in certain of our Non-U.S. offices that exceed the insurance limit as defined by the regulatory rules in individual markets.