Form 10-Q
period 2025-03-31
AMERICAN EXPRESS CO
filed 2025-04-18
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 11, 2025
Common Shares (par value $0.20 per share)	700,588,870	Shares

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

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended March 31,		Change 2025 vs. 2024
(Millions, except percentages, per share amounts and where indicated)	2025	2024
Selected Income Statement Data
Total revenues net of interest expense	$16,967	$15,801	$1,166	7%
Total revenues net of interest expense (FX-adjusted) (a)		15,652	1,315	8
Provisions for credit losses	1,150	1,269	(119)	(9)
Total expenses	12,487	11,387	1,100	10
Pretax income	3,330	3,145	185	6
Income tax provision	746	708	38	5
Net income	2,584	2,437	147	6
Earnings per common share — diluted (b)	$3.64	$3.33	$0.31	9%

Selected Balance Sheet Data
Cash and cash equivalents	$52,508	$54,213	$(1,705)	(3)%
Total loans and Card Member receivables (c)	207,384	193,995	13,389	7
Total loans and Card Member receivables (FX-adjusted) (a)(c)		193,048	14,336	7
Customer deposits	146,396	134,418	11,978	9
Long-term debt	$51,236	$48,826	$2,410	5%

Common Share Statistics (d)
Cash dividends declared per common share	$0.82	$0.70	$0.12	17%
Average common shares outstanding:
Basic	701	721	(20)	(3)
Diluted	702	722	(20)	(3)%

Selected Metrics and Ratios
Network volumes (billions)	$439.6	$419.2	$20	5%
Billed business (billions)	$387.4	$367.0	$20	6%
Card Member loans and receivables
Net write-off rate — principal, interest and fees (e)	2.4%	2.3%
Net write-off rate — principal only — consumer and small business (e)(f)	2.1%	2.1%
30+ days past due as a % of total — consumer and small business (g)	1.3%	1.3%
Effective tax rate	22.4%	22.5%
Return on average equity (h)	33.6%	34.3%
Common Equity Tier 1	10.7%	10.6%
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
(b)Represents net income, less (i) earnings allocated to participating share awards of $18 million for both the three months ended March 31, 2025 and 2024, and (ii) dividends on preferred shares of $14 million for both the three months ended March 31, 2025 and 2024.
(c)Total loans reflects Card Member loans and Other loans.
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
(h)Return on average equity (ROE) is calculated by dividing (i) annualized net income for the period by (ii) average shareholders’ equity for the period.

Business Performance
Our first quarter results reflect the continued strong performance of our premium customer base as demonstrated by Card Member spending, customer retention, demand for our premium products and credit performance. Net income for the first quarter was $2.6 billion, or $3.64 per share, compared with net income of $2.4 billion, or $3.33 per share, a year ago.
Billed business continued to grow at a solid pace, increasing 6 percent year-over-year. Growth was impacted by the stronger U.S. dollar year-over-year, as well as one less day due to the leap year in 2024 which drove about a percentage point reduction on growth rates across segments and spend categories. Excluding these impacts, G&S spending grew at a faster pace than in 2024, and T&E spending growth was generally consistent with the levels seen through most of 2024. Within T&E, restaurants and lodging showed continued strong growth, while airline spend growth softened. U.S. Consumer Services billed business grew by 7 percent year-over-year, with continued strength in spending by Millennial and Gen-Z Card Members as our products continue to resonate with these cohorts. Commercial Services billed business grew by 2 percent on a year-over-year basis, reflecting continued modest growth from U.S. small and mid-sized enterprise (SME) Card Members. International Card Services billed business grew by 9 percent year-over-year (13 percent on an FX-adjusted basis), driven by continued strong growth in spend across all regions and customer types outside the United States.1
Total revenues net of interest expense increased 7 percent year-over-year (8 percent on an FX-adjusted basis).1 Growth in billed business drove a 4 percent increase in Discount revenue, our largest revenue line. Net card fees increased 18 percent year-over-year, reflecting high levels of new card acquisitions and Card Member retention, as well as our cycle of product refreshes. Growth in Net interest income continued to moderate and increased 11 percent versus the prior year, primarily reflecting growth in revolving loan balances.
Total Loans and Card Member receivables increased 7 percent year-over-year with growth continuing to moderate sequentially. Net write-off and delinquency rates were stable year-over-year and remain best-in-class, supported by our premium global customer base, our strong focus on risk management and disciplined growth strategy. Provisions for credit losses decreased, driven by a modest reserve release, partially offset by higher net write-offs. Our Reserves for credit losses reflect the quality of our premium customer base and the assumptions about the macroeconomic outlook available to us as of quarter-end.
Card Member rewards, Card Member services and Business development expenses, which are generally driven by volumes and usage, collectively grew faster than revenues as we continue to enhance our value propositions, drive Card Member engagement and acquire more Card Members on premium products. In addition, expense growth in this quarter was elevated due to a discrete benefit in the prior year from enhancements to U.S. Membership Rewards redemption models. Marketing expense was relatively flat year-over-year as we continued to invest at comparable levels to acquire high spending, high credit-quality customers. During the first quarter we acquired 3.4 million proprietary new cards. Operating expenses grew at a slower pace than revenue, reflecting continued operating expense discipline. We remain focused on driving marketing and operating expense efficiencies over time.
During the first quarter, we maintained our CET1 capital ratio within our target range of 10 to 11 percent and returned $1.3 billion of capital to our shareholders in the form of share repurchases and common stock dividends. We plan to continue to return to shareholders the excess capital we generate while managing our CET1 capital ratio within our target range and supporting balance sheet growth. Our robust capital, funding and liquidity positions provide us with significant flexibility to maintain a strong balance sheet.
While our results in the first quarter were strong, we recognize the uncertainty of the macroeconomic environment and we cannot predict what impacts the current uncertainty or any developments will have on the economy and our customers. We believe our differentiated business model, which includes our global premium customer base, spend- and fee-centric revenue mix and operating expense leverage, is resilient and positions us well to navigate a range of economic environments. We continue to manage the company for the long term, focusing on backing our customers and colleagues, exercising disciplined expense management and strategically investing in our business.
See “Certain Legislative, Regulatory and Other Developments” for information on legislative and regulatory changes that could have a material adverse effect on our results of operations and financial condition and “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for information on potential impacts of macroeconomic, geopolitical and competitive conditions and certain litigation and regulatory matters on our business.
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

Results of Operations
The discussions in both “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three months ended March 31, 2025 compared to the same period in the prior year, as presented in the accompanying tables.
Beginning in the first quarter of 2025, we made a presentation change to our Consolidated Statements of Income to consolidate Processed revenue within Service fees and other revenue and renamed Processed revenue to Network partnership revenue. Prior period amounts have been recast to conform to the current period presentation; there was no impact to Total non-interest revenues. Refer to Note 12 to the “Consolidated Financial Statements” for additional information.
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended March 31,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024
Discount revenue	$8,743	$8,380	$363	4%
Net card fees	2,333	1,974	359	18
Service fees and other revenue	1,722	1,678	44	3
Total non-interest revenues	12,798	12,032	766	6
Total interest income	6,135	5,775	360	6
Total interest expense	1,966	2,006	(40)	(2)
Net interest income	4,169	3,769	400	11
Total revenues net of interest expense	$16,967	$15,801	$1,166	7%
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
Service fees and other revenue increased, primarily driven by a discrete revenue adjustment in the current period related to certain cash advance fees from prior years, higher foreign exchange-related revenues associated with Card Member cross-currency spending and higher network partnership revenues, partially offset by Accertify revenues included in the prior year.
Interest income increased, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense decreased, primarily driven by lower interest rates paid on customer deposits, partially offset by growth in customer deposits and long-term debt.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended March 31,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024
Card Member loans
Net write-offs	$996	$855	$141	16%
Reserve (release) build (a)	(95)	159	(254)	#
Total	901	1,014	(113)	(11)
Card Member receivables
Net write-offs	169	217	(48)	(22)
Reserve (release) build (a)	(23)	(21)	(2)	(10)
Total	146	196	(50)	(26)
Other
Net write-offs — Other loans	55	43	12	28
Net write-offs — Other receivables	3	6	(3)	(50)
Reserve build (release) — Other loans (a)	50	10	40	#
Reserve (release) build — Other receivables (a)	(5)	—	(5)	—
Total	103	59	44	75
Total provisions for credit losses	$1,150	$1,269	$(119)	(9)%
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
Provisions for Credit Losses
Card Member loans provision for credit losses decreased, primarily due to a reserve release in the current period versus a reserve build in the prior period, partially offset by higher net write-offs. Our reserves for the current period reflect the quality of our premium customer base and the assumptions about the macroeconomic outlook available to us as of quarter-end. The reserve build in the prior period was primarily driven by an increase in loans outstanding and slightly higher delinquencies.
Card Member receivables provision for credit losses decreased, primarily due to lower net write-offs and a higher reserve release in the current period. The reserve releases in both the current and prior periods were primarily driven by decreases in receivables outstanding.
Other provision for credit losses increased, primarily due to a higher reserve build in the current period and higher net write-offs. The reserve builds in both the current and prior periods primarily reflect increases in other loans outstanding as we continue to grow our Personal Loans and Business Line of Credit offerings.

Table 4: Expenses Summary

	Three Months Ended March 31,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024
Card Member rewards	$4,378	$3,774	$604	16%
Business development	1,529	1,392	137	10
Card Member services	1,328	1,171	157	13
Marketing	1,486	1,476	10	1
Salaries and employee benefits	2,120	2,098	22	1
Other, net	1,646	1,476	170	12
Total expenses	$12,487	$11,387	$1,100	10%
Expenses
Card Member rewards expense increased, driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $488 million, and cobrand rewards expense of $116 million. The increase in Membership Rewards expense was primarily driven by a benefit in the prior year from enhancements to the models that estimate future redemptions of Membership Reward points by U.S. Card Members, as well as higher billed business and an increase in redemption costs reflecting a shift in the mix of Card Member redemptions. The increase in cobrand rewards expense was primarily driven by higher billed business.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) at both March 31, 2025 and 2024.
Business development expense increased, primarily due to increased partner payments driven by higher network volumes and higher client incentives.
Card Member services expense increased, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense was relatively flat, reflecting consistent levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits expense increased, primarily driven by higher compensation costs, largely offset by a decrease in the value of deferred compensation liabilities.
Other expenses increased, primarily driven by higher professional service costs, losses on Amex Ventures investments and higher data processing costs, partially offset by higher net foreign exchange-related gains.

Income Taxes
The effective tax rate was 22.4 percent and 22.5 percent for the three months ended March 31, 2025 and 2024, respectively.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2025 vs. 2024
	2025	2024
Network volumes (billions)	$439.6	$419.2	5%
Billed business	$387.4	$367.0	6
Cards-in-force (millions)	147.5	142.4	4
Proprietary cards-in-force	84.6	81.1	4
Basic cards-in-force (millions)	124.2	119.8	4
Proprietary basic cards-in-force	65.1	62.3	4
Average proprietary basic Card Member spending (dollars)	$5,987	$5,919	1
Average fee per card (dollars) (a)	$111	$98	13%
Proprietary new cards acquired (millions)	3.4	3.4
Discount revenue as a % of Billed business	2.26%	2.28%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
Table 6: Network Volumes-Related Statistical Information

	Three Months Ended March 31, 2025
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Network volumes	5%	6%
Total billed business	6	6
U.S. Consumer Services	7
Commercial Services	2	2
International Card Services	9	13

Merchant industry billed business metrics
G&S spend (72% of billed business)	6	7
T&E spend (28% of billed business)	5%	6%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024
Card Member loans and receivables:
Net write-off rate — principal, interest and fees (a)	2.4%	2.3%
Net write-off rate — principal only — consumer and small business (a)(b)	2.1%	2.1%
30+ days past due as a % of total — consumer and small business (c)	1.3%	1.3%

Card Member loans:
Card Member loans	$139,203	$126,619	10%
Credit loss reserves:
Beginning balance	$5,679	$5,118	11
Provisions — principal, interest and fees	901	1,014	(11)
Net write-offs — principal less recoveries	(818)	(705)	16
Net write-offs — interest and fees less recoveries	(178)	(150)	19
Other (d)	8	(6)	#
Ending balance	$5,592	$5,271	6
% of loans	4.0%	4.2%
% of past due	284%	297%
Average loans	$137,697	$124,720	10
Net write-off rate — principal, interest and fees (a)	2.9%	2.7%
Net write-off rate — principal only (a)	2.4%	2.3%
30+ days past due as a % of total	1.4%	1.4%

Card Member receivables:
Card Member receivables	$58,503	$59,775	(2)
Credit loss reserves:
Beginning balance	$171	$174	(2)
Provisions — principal and fees	146	196	(26)
Net write-offs — principal and fees less recoveries	(169)	(217)	(22)
Other (d)	—	(2)	#
Ending balance	$148	$151	(2)%
% of receivables	0.3%	0.3%
Net write-off rate — principal and fees (a)	1.2%	1.5%
Net write-off rate — principal only — consumer and small business (a)(b)	1.3%	1.7%
30+ days past due as a % of total — consumer and small business (c)	1.0%	1.1%
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
(d)Other includes foreign currency translation adjustments.

Table 8: Net Interest Yield on Average Card Member Loans

	Three Months Ended March 31,
(Millions, except percentages)	2025	2024
Net interest income	$4,169	$3,769
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	851	882
Interest income not attributable to our Card Member loan portfolio (b)	(851)	(916)
Adjusted net interest income (c)	$4,169	$3,735
Average Card Member loans including loans held for sale (d)	$138,457	$124,720
Net interest income divided by average Card Member loans (c)	12.2%	12.2%
Net interest yield on average Card Member loans (c)	12.2%	12.0%
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

Business Segment Results of Operations
U.S. Consumer Services
Table 9: USCS Selected Income Statement Data

	Three Months Ended March 31,		Change
(Millions, except percentages)	2025	2024	2025 vs. 2024
Revenues
Non-interest revenues	$5,243	$4,766	$477	10%
Interest income	3,763	3,481	282	8
Interest expense	757	748	9	1
Net interest income	3,006	2,733	273	10
Total revenues net of interest expense	8,249	7,499	750	10
Provisions for credit losses	631	727	(96)	(13)
Total revenues net of interest expense after provisions for credit losses	7,618	6,772	846	12
Expenses
Card Member rewards, business development and Card Member services	3,882	3,356	526	16
Marketing	765	719	46	6
Salaries and employee benefits and other operating expenses	1,239	1,084	155	14
Total expenses	5,886	5,159	727	14
Pretax segment income	$1,732	$1,613	$119	7%
U.S. Consumer Services (USCS) issues a wide range of proprietary consumer cards and provides services to U.S. consumers, including travel and lifestyle services as well as banking and non-card financing products. USCS also manages our dining platform that provides digital tools for restaurants and reservation bookings for diners.
Total Revenues Net of Interest Expense
Non-interest revenues increased across all revenue categories, primarily driven by higher Net card fees and Discount revenue.
Discount revenue increased 6 percent, primarily driven by an increase in U.S. consumer billed business. See Tables 5, 6 and 10 for more details on billed business performance.
Net card fees increased 21 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 11 percent, primarily driven by a discrete revenue adjustment in the current period related to certain cash advance fees from prior years, partially offset by lower revenue from the sale of reward points.
Interest income increased, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense increased, primarily driven by a higher cost of funds due to segment net asset growth, largely offset by lower interest rates.
Provisions for Credit Losses
Card Member loans provision for credit losses decreased, primarily due to a reserve release in the current period versus a reserve build in the prior period, partially offset by higher net write-offs. Our reserves for the current period reflect the quality of our premium customer base and the assumptions about the macroeconomic outlook available to us as of quarter-end. The reserve build in the prior period was primarily driven by slightly higher delinquencies.
Card Member receivables provision for credit losses decreased, primarily due to lower net write-offs. The reserve releases in both the current and prior periods were primarily driven by decreases in receivables outstanding.
Other provision for credit losses increased, primarily due to a higher reserve build in the current period and higher net write-offs. The reserve builds in both the current and prior periods primarily reflect increases in other loans outstanding as we continue to grow our Personal Loans offerings.

Expenses
Total expenses increased across all expense categories, primarily driven by higher Card Member rewards and Salaries and employee benefits and other expenses.
Card Member rewards expense increased, primarily driven by the above-mentioned benefit from enhancements to the U.S. URR models made in the prior year, as well as higher billed business and an increase in redemption costs reflecting a shift in the mix of Card Member redemptions.
Business development expense increased, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased, reflecting higher levels of spending on customer acquisitions and other growth initiatives.
Salaries and employee benefits and other expenses increased, primarily due to an increase in allocated service costs and higher compensation costs.

Table 10: USCS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2025 vs. 2024
(Millions, except percentages and where indicated)	2025	2024
Billed business (billions)	$164.3	$153.4	7%
Proprietary cards-in-force	46.8	44.4	5
Proprietary basic cards-in-force	33.0	31.1	6
Average proprietary basic Card Member spending (dollars)	$5,014	$4,962	1
Total segment assets	$110,886	$104,297	6
Card Member loans:
Total loans	$90,072	$82,255	10
Average loans	$89,983	$81,746	10
Net write-off rate — principal, interest and fees (a)	3.0%	2.8%
Net write-off rate — principal only (a)	2.4%	2.3%
30+ days past due as a % of total	1.4%	1.4%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$3,006	$2,733
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	64	36
Interest income not attributable to our Card Member loan portfolio (c)	(177)	(122)
Adjusted net interest income (d)	$2,893	$2,647
Average Card Member loans	$89,983	$81,746
Net interest income divided by average Card Member loans (d)	13.5%	13.4%
Net interest yield on average Card Member loans (d)	13.0%	13.0%
Card Member receivables:
Total receivables	$12,824	$13,588	(6)%
Net write-off rate — principal and fees (a)	0.8%	1.5%
Net write-off rate — principal only (a)	0.7%	1.3%
30+ days past due as a % of total	0.7%	0.8%
(a)Refer to Table 7 footnote (a).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).

Commercial Services
Table 11: CS Selected Income Statement Data

	Three Months Ended March 31,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024
Revenues
Non-interest revenues	$3,265	$3,194	$71	2%
Interest income	1,202	1,005	197	20
Interest expense	432	414	18	4
Net interest income	770	591	179	30
Total revenues net of interest expense	4,035	3,785	250	7
Provisions for credit losses	329	355	(26)	(7)
Total revenues net of interest expense after provisions for credit losses	3,706	3,430	276	8
Expenses
Card Member rewards, business development and Card Member services	1,746	1,493	253	17
Marketing	337	326	11	3
Salaries and employee benefits and other operating expenses	787	733	54	7
Total expenses	2,870	2,552	318	12
Pretax segment income	$836	$878	$(42)	(5)%
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
Service fees and other revenue decreased 6 percent, primarily driven by lower travel commissions and fees from our Amex Travel business.
Interest income increased, primarily driven by growth in revolving loan balances.
Interest expense increased, primarily driven by a higher cost of funds due to segment net asset growth, partially offset by lower interest rates.
Provisions for Credit Losses
Card Member loans provision for credit losses decreased, primarily due to a lower reserve build in the current period, partially offset by higher net write-offs. The reserve build in the current period was primarily driven by an increase in loans outstanding. The reserve build in the prior period was primarily driven by higher delinquencies and an increase in loans outstanding.
Card Member receivables provision for credit losses decreased, primarily due to lower net write-offs and a higher reserve release in the current period. The reserve releases in both the current and prior periods reflected the quality of our receivables portfolio.
Other provision for credit losses increased, primarily due to a higher reserve build in the current period and higher net write-offs. The reserve builds in both the current and prior periods primarily reflect increases in other loans outstanding as we continue to grow our Business Line of Credit offerings.

Expenses
Total expenses increased, primarily driven by higher Card Member rewards and Salaries and employee benefits and other expenses.
Card Member rewards expense increased, primarily driven by the above-mentioned benefit from enhancements to the U.S. URR models made in the prior year, as well as higher redemption costs reflecting a shift in the mix of Card Member redemptions.
Business development expense increased, primarily due to higher client incentives and increased partner payments driven by higher billed business.
Card Member services expense increased, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased, reflecting higher levels of spending on customer acquisitions and other growth initiatives.
Salaries and employee benefits and other expenses increased, primarily due to higher compensation costs and an increase in allocated service costs.

Table 12: CS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2025 vs 2024
(Millions, except percentages and where indicated)	2025	2024
Billed business (billions)	$129.2	$127.1	2%
Proprietary cards-in-force	15.5	15.4	1
Average Card Member spending (dollars)	$8,380	$8,261	1
Total segment assets	$62,012	$58,143	7
Card Member loans:
Total loans	$31,240	$27,634	13
Average loans	$30,307	$26,553	14
Net write-off rate — principal, interest and fees (a)	3.0%	2.6%
Net write-off rate — principal only (a)	2.6%	2.3%
30+ days past due as a % of total	1.6%	1.5%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$770	$591
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	192	184
Interest income not attributable to our Card Member loan portfolio (c)	(88)	(74)
Adjusted net interest income (d)	$874	$701
Average Card Member loans including loans held for sale (e)	$31,067	$26,553
Net interest income divided by average Card Member loans (d)	10.1%	9.0%
Net interest yield on average Card Member loans (d)	11.4%	10.6%
Card Member receivables:
Total receivables	$26,172	$27,024	(3)%
Net write-off rate — principal and fees (f)	1.3%	1.4%
Net write-off rate — principal only (a) — small business	1.9%	2.1%
30+ days past due as a % of total — small business	1.3%	1.4%
90+ days past billing as a % of total (f) — corporate	0.4%	0.5%
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

International Card Services
Table 13: ICS Selected Income Statement Data

	Three Months Ended March 31,		Change
(Millions, except percentages)	2025	2024	2025 vs. 2024
Revenues
Non-interest revenues	$2,646	$2,437	$209	9%
Interest income	596	583	13	2
Interest expense	306	307	(1)	—
Net interest income	290	276	14	5
Total revenues net of interest expense	2,936	2,713	223	8
Provisions for credit losses	192	182	10	5
Total revenues net of interest expense after provisions for credit losses	2,744	2,531	213	8
Expenses
Card Member rewards, business development and Card Member services	1,312	1,203	109	9
Marketing	300	352	(52)	(15)
Salaries and employee benefits and other operating expenses	751	724	27	4
Total expenses	2,363	2,279	84	4
Pretax segment income	$381	$252	$129	51%
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
Discount revenue increased 7 percent (11 percent on an FX-adjusted basis), primarily reflecting an increase in billed business.2 See Tables 5, 6 and 14 for more details on billed business performance.
Net card fees increased 16 percent (21 percent on an FX-adjusted basis), primarily driven by growth in our premium card portfolios.2
Service fees and other revenue increased 5 percent (9 percent on an FX-adjusted basis), primarily driven by higher foreign exchange related revenues associated with Card Member cross-currency spending and higher loyalty coalition-related fees.2
Interest income increased, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense was relatively flat, reflecting a stable cost of funds due to lower interest rates, largely offset by segment net asset growth.
Provisions for Credit Losses
Card Member loans provision for credit losses increased, primarily due to a reserve build in the current period, versus a reserve release in the prior period, partially offset by lower net write-offs. The reserve build in the current period was primarily driven by an increase in loans outstanding and higher delinquencies. The reserve release in the prior period was driven by the performance of portfolios in certain international markets.
Card Member receivables provision for credit losses decreased, primarily due to lower net write-offs, partially offset by a higher reserve build in the current period. The reserve build in the current period was primarily driven by higher delinquencies.
2 Refer to footnote 1 on page 3 for details regarding foreign currency adjusted information.

Expenses
Total expenses increased, primarily driven by higher Card Member rewards, Business development and Salaries and employee benefits and other expenses, partially offset by lower Marketing expense.
Card Member rewards expense increased, primarily driven by higher billed business.
Business development expense increased, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense decreased, primarily due to management decisions regarding the timing of spend on customer acquisitions and engagement campaigns for the full year.
Salaries and employee benefits and other expenses increased, primarily due to higher allocated service costs and compensation costs, partially offset by a non-income tax reimbursement.

Table 14: ICS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2025 vs. 2024
(Millions, except percentages and where indicated)	2025	2024
Billed business (billions)	$92.9	$85.4	9%
Proprietary cards-in-force	22.3	21.3	5
Proprietary basic cards-in-force	16.7	15.8	6
Average proprietary basic Card Member spending (dollars)	$5,619	$5,436	3
Total segment assets	$42,620	$41,472	3
Card Member loans — consumer and small business:
Total loans	$17,891	$16,730	7
Average loans	$17,407	$16,422	6
Net write-off rate — principal, interest and fees (a)	2.3%	2.6%
Net write-off rate — principal only (a)	2.0%	2.2%
30+ days past due as a % of total	1.2%	1.3%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$290	$276
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	123	126
Interest income not attributable to our Card Member loan portfolio (c)	(11)	(15)
Adjusted net interest income (d)	$402	$387
Average Card Member loans	$17,407	$16,422
Net interest income divided by average Card Member loans (d)	6.8%	6.8%
Net interest yield on average Card Member loans (d)	9.4%	9.5%
Card Member receivables:
Total receivables	$19,507	$19,163	2%
Net write-off rate — principal and fees (e)	1.3%	1.6%
Net write-off rate — principal only (a) — consumer and small business	1.3%	1.7%
30+ days past due as a % of total — consumer and small business	1.0%	1.0%
90+ days past billing as a % of total (e) — corporate	0.4%	0.5%
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

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended March 31,		Change 2025 vs. 2024
(Millions, except percentages and where indicated)	2025	2024
Revenues
Non-interest revenues	$1,660	$1,655	$5	—%
Interest income	12	17	(5)	(29)
Interest expense	(143)	(198)	55	28
Net interest income	155	215	(60)	(28)
Total revenues net of interest expense	1,815	1,870	(55)	(3)
Provisions for credit losses	(2)	6	(8)	#
Total revenues net of interest expense after provisions for credit losses	1,817	1,864	(47)	(3)
Expenses
Business development and Card Member services	283	279	4	1
Marketing	76	73	3	4
Salaries and employee benefits and other operating expenses	468	495	(27)	(5)
Total expenses	827	847	(20)	(2)
Pretax segment income	990	1,017	(27)	(3)
Network volumes (billions)	439.6	419.2	$20	5
Total segment assets	$18,083	$24,885		(27)%
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
Total Revenues Net of Interest Expense
Non-interest revenues increased, primarily driven by higher Discount revenue, partially offset by lower Service fees and other revenue.
Discount revenue increased 2 percent, primarily driven by an increase in billed business, partially offset by lower average merchant discount rates. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue decreased, primarily driven by Accertify revenues included in the prior year, partially offset by increases in network partnership revenues and foreign exchange related revenues associated with Card Member cross-currency spending.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income decreased, primarily due to a lower interest expense credit, largely driven by a decrease in interest rates in international markets and lower average merchant payables.
Expenses
Total expenses decreased, primarily driven by lower Salaries and employee benefits and other expenses, partially offset by higher Business development and Marketing expenses.
Business development expense increased, primarily due to increased partner payments driven by higher volumes from certain network issuing partners.
Marketing expense increased, reflecting higher levels of spending on merchant engagement and other growth initiatives.
Salaries and employee benefits and other expenses decreased, primarily driven by Accertify costs included in the prior year and lower allocated service costs.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $609 million and $615 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in pretax loss was primarily driven by a decrease in the value of deferred compensation liabilities, partially offset by losses on Amex Ventures investments.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of American Express National Bank (AENB), as of March 31, 2025:
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of March 31, 2025
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.7%
American Express National Bank		11.8
Tier 1	8.5
American Express Company		11.4
American Express National Bank		11.8
Total	10.5
American Express Company		13.4
American Express National Bank		13.4
Tier 1 Leverage	4.0
American Express Company		10.0
American Express National Bank		9.5
Supplementary Leverage Ratio	3.0%
American Express Company		8.5
American Express National Bank		8.0%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company’s regulatory risk-based capital and risk-weighted assets as of March 31, 2025:
Table 17: Regulatory Risk-Based Capital Components and Risk-Weighted Assets

American Express Company ($ in Billions)	March 31, 2025
Risk-Based Capital
Common Equity Tier 1	$25.6
Tier 1 Capital	27.2
Tier 2 Capital	4.8
Total Capital	32.0

Risk-Weighted Assets	239.6
Average Total Assets to calculate the Tier 1 Leverage Ratio	273.1
Total Leverage Exposure to calculate the Supplementary Leverage Ratio	$322.4
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

Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowable allowance for credit losses and $1,750 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $1,750 million of eligible subordinated notes includes the $500 million subordinated debt issued in April 2024, the $500 million subordinated debt issued in July 2023 and the $750 million subordinated debt issued in May 2022.
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
We are subject to an annual supervisory stress test conducted by the Federal Reserve. We submitted our annual capital plan to the Federal Reserve in April 2025. Our current SCB of 2.5 percent is effective until September 30, 2025. The Federal Reserve is expected to notify us in the second quarter of 2025 of the SCB that will be effective October 1, 2025 to September 30, 2026, subject to final confirmation.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three months ended March 31, 2025, we returned $1.3 billion to our shareholders in the form of share repurchases of $0.7 billion and common stock dividends of $0.6 billion. We repurchased 2.3 million common shares at an average price of $297.37 in the first quarter of 2025.
In addition, during the three months ended March 31, 2025, we paid $14 million in dividends on non-cumulative perpetual preferred shares outstanding.
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

Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of March 31, 2025 and December 31, 2024:
Table 18: Summary of Customer Deposits and Consolidated Debt

(Billions)	March 31, 2025	December 31, 2024
Customer deposits	$146.4	$139.4
Short-term borrowings	1.6	1.4
Long-term debt	51.2	49.7
Total customer deposits and debt	$199.2	$190.5
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
The following table presents our debt issuances for the three months ended March 31, 2025:
Table 19: Debt Issuances

(Billions)	Three Months Ended March 31, 2025
American Express Company:
Floating Rate Senior Notes (compounded SOFR(a) plus 102 basis points)	$0.3
Fixed-to-Floating Rate Senior Notes (weighted-average coupon of 5.25% during the fixed rate period and compounded SOFR(a) plus weighted-average spread of 116 basis points during the floating rate period)	2.7
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (coupon of 4.56%)	$1.4
Total	$4.4
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

Deposit Programs
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per depositor, per ownership category through the FDIC; as of March 31, 2025, approximately 92 percent of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. The direct deposit program offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account, certificates of deposit (CDs), business checking and consumer rewards checking account products available directly to customers. As of March 31, 2025, our direct deposit program had approximately 3.5 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives. CDs carry stated maturities while high-yield savings account, checking account and third-party sweep deposit products do not. We manage the duration of our maturing obligations, including CDs, to reduce concentration and refinancing risk.
As of March 31, 2025 and December 31, 2024, we had $146.4 billion and $139.4 billion, respectively, in deposits. Refer to Note 6 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.
The following table sets forth the average interest rates we paid on different types of deposits during the three months ended March 31, 2025 and 2024. The change in the average interest rate we paid on our interest-bearing deposits compared to the prior year was primarily due to the impact of lower market interest rates offered for savings deposits.
Table 21: Average Interest Rates Paid on Deposits

	Three Months Ended March 31,
	2025			2024
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings accounts	$110,749	$1,012	3.7%	$95,947	$1,018	4.3%
Checking accounts	2,188	7	1.4	1,438	4	1.2
Certificates of deposit:
Direct	4,261	43	4.1	5,438	57	4.2
Third-party (brokered)	9,236	98	4.3	12,481	126	4.0
Sweep accounts — Third-party (brokered)	15,443	177	4.6	15,696	221	5.7
Total U.S. interest-bearing deposits	$141,877	$1,337	3.8%	$131,000	$1,426	4.4%
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
The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as additional stress scenarios required under our liquidity risk policy. Additionally, we are subject to the regulatory requirements under the liquidity coverage ratio and net stable funding ratio rules, subject to applicable transition periods. See the “Supervision and Regulation — Capital and Liquidity Regulation” section of the 2024 Form 10-K for more information. We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements.
As of March 31, 2025 and December 31, 2024, we had $52.5 billion and $40.6 billion in Cash and cash equivalents, respectively. Refer to the “Cash Flows” section below for a discussion of the major drivers impacting cash flows for the three months ended March 31, 2025. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary. During the three months ended March 31, 2025, interest income exceeded the interest expense associated with the liquidity portfolio.
Securitized Borrowing Capacity
As of March 31, 2025, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible AAA certificates from American Express Credit Account Master Trust (the Lending Trust). These facilities enhance our contingent funding resources and are also used in the ordinary course of business to fund working capital needs. As of March 31, 2025, no amounts were drawn on the Charge Trust facility or Lending Trust facility.
Committed Bank Credit Facility
As of March 31, 2025, we maintained a committed syndicated bank credit facility of $4.0 billion with a maturity date of October 30, 2026. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. As of March 31, 2025, $350 million was drawn on this facility.
Other Sources of Liquidity
In addition to cash and other liquid assets and the secured borrowing facilities and committed bank credit facility described above, as an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco through the discount window against the U.S. credit card loans and charge card receivables that it pledged.
As of March 31, 2025, AENB had available borrowing capacity of $75.5 billion based on the amount and collateral valuation of receivables that were pledged to the Federal Reserve Bank of San Francisco. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve and can change from time to time. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval.

Unused Credit Outstanding
As of March 31, 2025, we had approximately $483 billion of unused credit available to customers. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Charge card products with no pre-set spending limits are not reflected in unused credit.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the three months ended March 31:
Table 22: Cash Flows

(Billions)	2025	2024
Total cash provided by (used in):
Operating activities	$4.8	$5.5
Investing activities	0.5	(3.1)
Financing activities	6.6	5.2
Net increase in cash and cash equivalents	$11.9	$7.6
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
In both periods, the net cash provided by operating activities was driven by cash generated from net income for the period and higher net operating liabilities, primarily driven by higher book overdrafts due to timing differences arising in the ordinary course of business, partially offset by payments related to annual incentive compensation.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in loans and Card Member receivables, as well as changes in our available-for-sale investment securities portfolio.
In 2025, the net cash provided by investing activities was primarily driven by lower Card Member receivables outstanding, partially offset by higher loans outstanding.
In 2024, the net cash used in investing activities was primarily driven by higher loans and Card Member receivables outstanding.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
In both periods, the net cash provided by financing activities was primarily driven by growth in customer deposits and net proceeds from long-term debt, partially offset by share repurchases and dividend payments.

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
Governmental authorities have focused, and we believe will continue to focus, considerable attention on reviewing compliance by financial services firms and payment systems with laws and regulations, and as a result, we continually work to evolve and improve our risk management framework, governance structures, practices and procedures. Reviews by us and governmental authorities to assess compliance with laws and regulations, as well as our own internal reviews to assess compliance with internal policies, including errors or misconduct by colleagues or third parties or control failures, have resulted in, and are likely to continue to result in, changes to our products, practices and procedures, restitution to our customers and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations, enforcement proceedings and the imposition of fines or civil money penalties, in the event of noncompliance or alleged noncompliance with laws or regulations. For example, as previously disclosed, we have identified certain issues related to our rewards and benefits programs and have taken actions to remediate the issues and enhance our related procedures and controls.
Please see the “Supervision and Regulation” and “Risk Factors” sections of the 2024 Form 10-K for further information.
Enhanced Prudential Standards
We are subject to the U.S. federal bank regulatory agencies’ rules that tailor the application of enhanced prudential standards to bank holding companies and depository institutions with $100 billion or more in total consolidated assets. Under these rules, American Express Company became a Category III firm in the third quarter of 2024. Category III firms are subject to heightened capital, liquidity and prudential requirements, single-counterparty credit limits and additional stress tests, which in some cases are subject to a transition period. Please see the “Supervision and Regulation” and “Risk Factors” sections of the 2024 Form 10-K for further information.
Consumer Financial Products Regulation
Our consumer-oriented activities are subject to regulation and supervision in the United States and internationally. In the United States, our marketing, sale and servicing of consumer financial products and our compliance with certain federal consumer financial laws are supervised and examined by the Consumer Financial Protection Bureau (CFPB), which has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” acts or practices. In addition, a number of U.S. states and international jurisdictions have significant consumer protection, suitability and other laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices, which, along with bankruptcy and debtor relief laws, can affect our ability to collect amounts owed to us or subject us to regulatory scrutiny.
For more information on consumer financial products regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2024 Form 10-K.
Payments Regulation
Legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through enforcement actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad regulatory regimes for payment systems.
Pricing for card acceptance, including interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), has been a focus of legislators and regulators in Australia, Canada, the European Union (EU), the United States and other jurisdictions. Recently, certain states in the United States have passed or are considering laws prohibiting interchange from being charged on all or certain components of transactions, such as sales tax and gratuities. Jurisdictions have also sought to regulate various other aspects of network operations and contract terms and practices governing merchant card acceptance, including information associated with electronic transactions, such as state legislation regarding the use of specific merchant categories codes or limiting the use of transaction data.

Regulation and other governmental actions relating to operations, pricing or practices could affect all networks and/or acquirers directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted, and may continue to negatively impact, the discount revenue we earn, including as a result of downward pressure on our merchant discount rates from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants. For example, we exited our network business in the EU and Australia as a result of regulation in those jurisdictions. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when we work with cobrand partners and agents in the EU. In 2018, the EU Court of Justice (CJEU) confirmed the validity of fee capping and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although its ruling provided only limited guidance as to when or how the provisions might apply in such circumstances and remains subject to differing interpretations by regulators and participants in cobrand arrangements. In December 2024, the CJEU held a hearing on questions referred by the Dutch Trade and Industry Appeals Tribunal regarding the interpretation of the application of the interchange fee caps in connection with an administrative proceeding by the Netherlands Authority for Consumers and Markets regarding our cobrand relationship with KLM Royal Dutch Airlines. As a precursor to the CJEU’s final ruling, an advisory opinion was issued by the Advocate General on March 6, 2025, advising the CJEU that our payments to the cobrand partner can be subject to the interchange fee caps but certain payments and services provided by the cobrand partner could potentially be netted against such payments for purposes of determining the capped amount. The advisory opinion is not binding on the CJEU and there can be no assurance as to the outcome of the proceeding. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU.
For more information on payments regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2024 Form 10-K.
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
For more information on the potential impacts of surcharging and other actions that could impair the Card Member experience, please see the “Risk Factors” section of the 2024 Form 10-K.
Merchant Litigation
We continue to vigorously defend antitrust and other claims initiated by merchants. See Note 7 to the “Consolidated Financial Statements” for descriptions of the cases. It is possible that actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in the merchant litigations on our business, please see the “Risk Factors” section of the 2024 Form 10-K.
Privacy, Data Protection, Data Management, Artificial Intelligence, Resiliency, Information Security and Cybersecurity
Regulatory and legislative activity in the areas of privacy, data protection, data management, artificial intelligence, resiliency, information security and cybersecurity continues to increase worldwide. We have established, and continue to maintain, policies and a governance framework to comply with applicable laws and requirements, meet evolving customer and industry expectations and support and enable business innovation and growth; however, our policies and governance framework may be insufficient given the size and complexity of our business and heightened regulatory scrutiny. Regulators and legislators have heightened their focus on the use of artificial intelligence and machine learning through the application of existing laws and regulations as well as by adopting new laws and regulations, which are reshaping how we develop, deploy and manage artificial intelligence systems, including by imposing new obligations related to data use, recordkeeping, transparency and human oversight.

Global financial institutions like us, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), artificial intelligence-assisted deepfake attacks and disinformation campaigns, corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems and company accounts. For more information on privacy, data protection and information security and cybersecurity regulation and the potential impacts of a major information security or cybersecurity incident on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2024 Form 10-K.
Anti-Money Laundering, Countering the Financing of Terrorism and Economic Sanctions Compliance
We are subject to significant supervision and regulation, and an increasingly stringent enforcement environment, with respect to compliance with anti-money laundering (AML) and countering the financing of terrorism (CFT) laws and regulations.
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
In connection with an ongoing internal review, we identified certain transactions and accounts that we disclosed pursuant Section 13(r) of the Exchange Act in the 2024 Form 10-K, and we voluntarily reported certain transactions and accounts, some of which related to Iran, to the U.S. Department of the Treasury’s Office of Foreign Assets Control. In the quarter ended March 31, 2025, we identified approximately 5 consumer accounts of individuals that may be, or may have been, employed by the Government of Iran. We believe the accounts were used only for personal expenses. We had negligible gross revenues and net profits attributable to these accounts. All of the accounts are closed and we do not intend to continue to engage in this activity.
For more information on AML/CFT laws and regulations and economic sanctions, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2024 Form 10-K.
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
Network volumes — Represents total transaction volumes (including cash advances) on payment products issued by American Express and under network partnership agreements with banks and other institutions, including joint ventures, as well as alternative payment solutions facilitated by American Express.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance, credit reserve levels and the effective tax rate remaining consistent with current expectations and our ability to continue investing at high levels in areas that can drive sustainable growth (including our brand, value propositions, coverage, marketing, technology and talent), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: macroeconomic and geopolitical conditions, including the effects of announced or future tariff increases, global trade relations, changes to consumer and business confidence, international tensions, hostilities and instability, a slowdown in U.S. or global economic growth, higher rates of unemployment, changes in interest rates, inflation, supply chain issues, market volatility, energy costs and fiscal and monetary policies; the impact of any future contingencies, including, but not limited to, legal costs and settlements, the imposition of fines or monetary penalties, increases in Card Member remediation, investment gains or losses, restructurings, impairments and changes in reserves; issues impacting brand perceptions and our reputation; impacts related to acquisitions, cobrand and other partner agreements, portfolio sales and joint ventures; and the impact of regulation and litigation, which may be heightened due to the uncertain political environment and could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense and the sustainability of our future growth, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: spending volumes and the spending environment not being consistent with expectations, including a decline or slowdown in cross-border and travel & entertainment spending volumes, as well as spending by U.S. consumer and small and mid-sized enterprise Card Members, such as due to uncertain business and economic conditions; an inability to address competitive pressures, attract and retain customers, invest in and enhance our Membership Model of premium products, differentiated services and partnerships, successfully refresh our card products, grow spending and lending with customers across age cohorts, including Millennial and Gen-Z customers, and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global network; the effects of regulatory initiatives, including pricing and network regulation; merchant coverage growing less than expected or the reduction of merchant acceptance or the perception of coverage; increased surcharging, steering, suppression or other differential acceptance practices with respect to our products; merchant discount rates changing from our expectations; and changes in foreign currency exchange rates;
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
•net interest income, the effects of changes in interest rates and the growth of loans and Card Member receivables outstanding and revolving balances, being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; the effectiveness of our strategies to enhance Card Member value propositions, capture a greater share of Card Members’ spending and borrowings and attract new, and retain existing, customers; our ability to effectively manage underwriting risk; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; continued volatility and other changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on Card Member loans not remaining consistent with current expectations; and our deposit levels or the interest rates we offer on deposits changing from current expectations; loss or impacts to cobrand relationships; and governmental actions to cap credit card interest rates;

•future credit performance, the level of future delinquency, reserve and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on macroeconomic factors such as actual and projected unemployment rates, GDP and the volume of bankruptcies; the ability and willingness of Card Members to pay amounts owed to us; changes in loans and receivables outstanding, such as from the implementation of our strategy to capture spending and borrowings, or from changes in consumer behavior that affect loan and receivable balances (e.g., paydown and revolve rates); changes in the levels of customer acquisitions and the credit profiles of new customers acquired; the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; the impact of the usage of debt settlement companies; and collections capabilities and recoveries of previously written-off loans and receivables;
•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement costs to revenues, which could be impacted by continued changes in macroeconomic conditions and Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories), the redemption of rewards and offers (including travel redemptions) and usage of travel-related benefits; the costs related to reward point redemptions; further enhancements to our rewards programs and product benefits, including to make them attractive to Card Members and prospective customers, potentially in a manner that is not cost-effective; changes in our models or assumptions used to estimate these expenses; new and renegotiated contractual obligations with business partners, which may be affected by business partners with greater scale and leverage; our ability to identify and negotiate partner-funded value for Card Members; and the pace and cost of the expansion of our global lounge collection;
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
•our ability to control operating expenses, including relative to revenue growth, and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; our ability to realize operational efficiencies, including through increased scale and automation and continued adoption of artificial intelligence technologies; management’s ability to balance expense control and investments in the business and its decisions regarding spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; restructuring activity; fraud costs; inflation; supply chain issues and increased technology costs; expenses related to control management and compliance and consulting, legal and other professional services fees, including as a result of litigation or internal and regulatory reviews; regulatory assessments; the level of M&A activity and related expenses; information security or cybersecurity incidents; the payment of fines, penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the performance of Amex Ventures and other of our investments; impairments of goodwill or other assets; and the impact of changes in foreign currency exchange rates on costs;
•our tax rate not remaining consistent with expectations, which could be impacted by, among other things, further changes in tax laws and regulation (including as a result of the expiration of provisions of tax laws or regulations), the effects of the Organization for Economic Cooperation and Development’s global minimum tax guidelines, our geographic mix of income, unfavorable tax audits, assessments and tax litigation outcomes, and the occurrence or nonoccurrence of other discrete tax items;
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

•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure and competitor settlements and mergers that may materially impact the prices charged to merchants that accept American Express cards; merchant acceptance and surcharging, steering and suppression by merchants; the desirability of our premium card products; competition for new and existing cobrand relationships; competition from new and non-traditional competitors, and with respect to new products, services and technologies, such as the emergence or increase in popularity of alternative payment mechanisms; and the success of marketing, promotion and rewards programs;
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
•our ability to build on our leadership in commercial payments, which will depend in part on competition; the willingness and ability of companies to use credit and charge cards for procurement and other business expenditures as well as use our other products and services for financing needs; perceived or actual difficulties and costs related to setting up B2B payment platforms; our ability to offer attractive value propositions and new products to current and potential customers; our ability to enhance and expand our payment, lending and cash flow management solutions, increase customer engagement, and build out a multi-product digital ecosystem to integrate our broad product set, which is dependent on our continued investment in capabilities, features, functionalities, platforms and technologies and the successful integration of our Center acquisition; and the success of our initiatives to support businesses, such as Small Business Saturday and other Shop Small campaigns;
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
•our ability to grow internationally, which could be impacted by regulation and business practices, such as those capping interchange or other fees, mandating network access or data localization, favoring local competitors or prohibiting or limiting foreign ownership of certain businesses; perceptions of our brand in international jurisdictions; our inability to successfully replicate aspects of our business model internationally and tailor products and services to make them attractive to local customers; competitors with more scale, local experience and established relationships with relevant customers, regulators and industry participants; the success of us and our network partners in acquiring Card Members and/or merchants; and geopolitical and economic instability, hostilities and tensions (such as involving China and the U.S.), and impacts to cross-border trade and travel;

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
•changes in capital and credit market conditions, including those resulting from recent volatility, which may significantly affect our ability to meet our liquidity needs and expectations regarding capital ratios; our access to capital and funding costs; the valuation of our assets; and our credit ratings or those of our subsidiaries;
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
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners, merchants that represent a significant portion of our business, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as business, economic and geopolitical conditions, consumer and business confidence and spending generally, unemployment rates, market volatility, political developments, further escalations or widening of international tensions, regional hostilities and military conflicts, adverse developments affecting third parties, including other financial institutions, merchants or vendors, as well as severe weather conditions and natural disasters (e.g., hurricanes and wildfires), power loss, disruptions in telecommunications, pandemics, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, credit metrics and reserves, loan and receivable balances, deposit levels and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in the 2024 Form 10-K and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2025	2024
Revenues
Non-interest revenues
Discount revenue	$8,743	$8,380
Net card fees	2,333	1,974
Service fees and other revenue	1,722	1,678
Total non-interest revenues	12,798	12,032
Interest income
Interest on loans	5,552	5,058
Interest and dividends on investment securities	14	25
Deposits with banks and other	569	692
Total interest income	6,135	5,775
Interest expense
Deposits	1,337	1,427
Long-term debt and other	629	579
Total interest expense	1,966	2,006
Net interest income	4,169	3,769
Total revenues net of interest expense	16,967	15,801
Provisions for credit losses
Card Member receivables	146	196
Card Member loans	901	1,014
Other	103	59
Total provisions for credit losses	1,150	1,269
Total revenues net of interest expense after provisions for credit losses	15,817	14,532
Expenses
Card Member rewards	4,378	3,774
Business development	1,529	1,392
Card Member services	1,328	1,171
Marketing	1,486	1,476
Salaries and employee benefits	2,120	2,098
Other, net	1,646	1,476
Total expenses	12,487	11,387
Pretax income	3,330	3,145
Income tax provision	746	708
Net income	$2,584	$2,437
Earnings per Common Share (Note 14)(a)
Basic	$3.64	$3.34
Diluted	$3.64	$3.33
Average common shares outstanding for earnings per common share:
Basic	701	721
Diluted	702	722
(a)Represents net income less (i) earnings allocated to participating share awards of $18 million for both the three months ended March 31, 2025 and 2024, and (ii) dividends on preferred shares of $14 million for both the three months ended March 31, 2025 and 2024.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Millions)	2025	2024
Net income	$2,584	$2,437
Other comprehensive income (loss):
Net unrealized debt securities gains (losses), net of tax	3	1
Foreign currency translation adjustments, net of hedges and tax	17	(87)
Net unrealized pension and other postretirement benefits, net of tax	9	3
Other comprehensive income (loss)	29	(83)
Comprehensive income	$2,613	$2,354
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2025, $14; 2024, $6)	$3,024	$3,413
Interest-bearing deposits in other banks	49,223	37,006
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2025, $88; 2024, $82)	261	221
Total cash and cash equivalents (includes restricted cash: 2025, $180; 2024, $427)	52,508	40,640
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2025, $4,205; 2024, $3,927), less reserves for credit losses: 2025, $148; 2024, $171	58,355	59,240
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2025, $26,667; 2024, $28,278), less reserves for credit losses: 2025, $5,592; 2024, $5,679	133,611	133,995
Card Member loans held for sale	776	758
Other loans, less reserves for credit losses: 2025, $244; 2024, $194	9,434	9,038
Investment securities	1,110	1,240
Premises and equipment, less accumulated depreciation and amortization: 2025, $11,130; 2024, $10,739	5,383	5,371
Other assets, less reserves for credit losses: 2025, $23; 2024, $27	21,067	21,179
Total assets	$282,244	$271,461
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$146,396	$139,413
Accounts payable	13,564	13,884
Short-term borrowings	1,559	1,374
Long-term debt (includes debt issued by consolidated variable interest entities: 2025, $14,029; 2024, $13,880)	51,236	49,715
Other liabilities	38,287	36,811
Total liabilities	$251,042	$241,197
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of March 31, 2025 and December 31, 2024	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 701 million shares as of March 31, 2025 and 702 million shares as of December 31, 2024	140	141
Additional paid-in capital	11,037	11,370
Retained earnings	23,391	22,148
Accumulated other comprehensive income (loss)	(3,366)	(3,395)
Total shareholders’ equity	31,202	30,264
Total liabilities and shareholders’ equity	$282,244	$271,461
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31 (Millions)	2025	2024
Cash Flows from Operating Activities
Net income	$2,584	$2,437
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	1,150	1,269
Depreciation and amortization	433	390
Stock-based compensation	158	176
Deferred taxes	(20)	(134)
Other items (a)	213	(193)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	18	195
Accounts payable & other liabilities	228	1,412
Net cash provided by operating activities	4,764	5,552
Cash Flows from Investing Activities
Sale of investments	—	2
Maturities and redemptions of investments	285	282
Purchase of investments	(239)	(407)
Net decrease (increase) in loans and Card Member receivables, including Card Member loans held for sale (b)	835	(2,625)
Purchase of premises and equipment, net of sales: 2025, nil; 2024, $1	(430)	(396)
Net cash provided by (used in) investing activities	451	(3,144)
Cash Flows from Financing Activities
Net increase in customer deposits	6,973	5,283
Net increase in short-term borrowings	131	518
Proceeds from long-term debt	4,768	2,345
Payments of long-term debt	(3,534)	(1,250)
Issuance of American Express common shares	22	29
Repurchase of American Express common shares and other	(1,208)	(1,292)
Dividends paid	(509)	(452)
Net cash provided by financing activities	6,643	5,181
Effect of foreign currency exchange rates on cash and cash equivalents	10	28
Net increase in cash and cash equivalents	11,868	7,617
Cash and cash equivalents at beginning of period	40,640	46,596
Cash and cash equivalents at end of period	$52,508	$54,213
(a)Primarily includes gains/losses on fair value hedges, losses on tax credit investments, net gains and losses on Amex Ventures investments, movements in equity method investments and changes in reserves.
(b)Includes Card Member loans held for sale (HFS) which were previously held for investment within Card Member loans and were reclassified on the Consolidated Balance Sheets effective December 1, 2024.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended March 31, 2025 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2024	$30,264	$—	$141	$11,370	$(3,395)	$22,148
Net income	2,584	—	—	—	—	2,584
Other comprehensive income (loss)	29	—	—	—	29	—
Repurchase of common shares	(678)	—	(1)	(36)	—	(641)
Other changes	(407)	—	—	(297)	—	(110)
Cash dividends declared preferred Series D, $8,875.00 per share	(14)	—	—	—	—	(14)
Cash dividends declared common, $0.82 per share	(576)	—	—	—	—	(576)
Balances as of March 31, 2025	$31,202	$—	$140	$11,037	$(3,366)	$23,391

Three months ended March 31, 2024 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2023	$28,057	$—	$145	$11,372	$(3,072)	$19,612
Net income	2,437	—	—	—	—	2,437
Other comprehensive income (loss)	(83)	—	—	—	(83)	—
Repurchase of common shares	(1,136)	—	(1)	(83)	—	(1,052)
Other changes	10	—	—	65	—	(55)
Cash dividends declared preferred Series D, $8,973.61 per share	(14)	—	—	—	—	(14)
Cash dividends declared common, $0.70 per share	(507)	—	—	—	—	(507)
Balances as of March 31, 2024	$28,764	$—	$144	$11,354	$(3,155)	$20,421
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
The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Form 10-K). If not materially different, certain note disclosures included therein have been omitted from these Consolidated Financial Statements.
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
Business Events
On May 1, 2024, we completed the previously announced transaction to sell fraud prevention solutions provider Accertify, Inc. (Accertify), a wholly owned subsidiary we acquired in 2010, the operations of which were reported within the Global Merchant and Network Services (GMNS) segment. The transaction resulted in a gain of $531 million ($479 million after tax), which was reported as a reduction to Other expense in the second quarter of 2024. Prior to the completion of the transaction, the carrying amount of Accertify’s net assets were not material to our financial position.
Recently Issued Accounting Standards
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
In November 2024 and as amended in January 2025, the Financial Accounting Standards Board issued updated accounting guidance on the Disaggregation of Income Statement Expenses for annual reporting periods beginning after December 15, 2026 and for interim reporting periods beginning December 15, 2027, with early adoption permitted. The updated guidance includes the requirement for a new tabular disclosure within a Note to the Consolidated Financial Statements, to disaggregate defined expense categories from the expense report lines presented on the Consolidated Statements of Income. We are currently assessing the updated guidance and its impact to our Consolidated Financial Statements.

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
Card Member and Other loans as of March 31, 2025 and December 31, 2024 consisted of:
Table 2.1: Card Member and Other Loans

(Millions)	2025	2024
Consumer (a)	$105,213	$107,646
Small Business	33,903	31,991
Corporate	87	37
Card Member loans	139,203	139,674
Less: Reserves for credit losses	5,592	5,679
Card Member loans, net	$133,611	$133,995
Other loans, net (b)	$9,434	$9,038
(a)Includes approximately $26.7 billion and $28.3 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of March 31, 2025 and December 31, 2024, respectively.
(b)Other loans are presented net of reserves for credit losses of $244 million and $194 million as of March 31, 2025 and December 31, 2024, respectively.
Card Member receivables as of March 31, 2025 and December 31, 2024 consisted of:
Table 2.2: Card Member Receivables

(Millions)	2025	2024
Consumer	$23,211	$25,431
Small Business	18,631	18,619
Corporate (a)	16,661	15,361
Card Member receivables	58,503	59,411
Less: Reserves for credit losses	148	171
Card Member receivables, net	$58,355	$59,240
(a)Includes $4.2 billion and $3.9 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of March 31, 2025 and December 31, 2024, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following tables present the aging of Card Member loans and receivables as of March 31, 2025 and December 31, 2024:
Table 2.3: Card Member Loans and Receivables Aging

2025 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$103,764	$452	$315	$682	$105,213	$421	$422
Small Business	33,385	172	120	226	33,903	131	140
Corporate (a)	(b)	(b)	(b)	—	87	—	—
Card Member Receivables:
Consumer	23,029	59	41	82	23,211	—	—
Small Business	$18,395	$84	$60	92	18,631	—	—
Corporate (a)	(b)	(b)	(b)	$61	$16,661	$—	$—

2024 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$106,155	$437	$329	$725	$107,646	$435	$464
Small Business	31,510	151	107	223	31,991	132	135
Corporate (a)	(b)	(b)	(b)	—	37	—	—
Card Member Receivables:
Consumer	25,255	58	39	79	25,431	—	—
Small Business	$18,400	$77	$54	88	18,619	—	—
Corporate (a)	(b)	(b)	(b)	$65	$15,361	$—	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Loans Aging and Gross Write-Offs by Origination Year
Generally, a customer loan is considered past due if payment due is not received within 30 days after the payment due date. The following tables present the aging and gross write-offs for other loans by year of origination as of or for the three months ended March 31, 2025, and as of or for the twelve months ended December 31, 2024:
Table 2.4: Other Loans Aging and Gross Write-Offs by Origination Year

2025 (Millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans (a)	Total
Current	$1,726	$4,047	$1,223	$210	$9	$66	$2,339	$9,620
30-59 Days Past Due	—	6	6	2	—	1	11	26
60-89 Days Past Due	—	6	3	1	—	—	7	17
90+ Days Past Due (b)	—	4	3	1	—	1	6	15
Total (c)	$1,726	$4,063	$1,235	$214	$9	$68	$2,363	$9,678
Gross Write-Offs	$—	$17	$15	$6	$—	$—	$24	$62

2024 (Millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans (a)	Total
Current	$4,950	$1,578	$356	$10	$14	$57	$2,209	$9,174
30-59 Days Past Due	5	5	2	—	—	—	10	22
60-89 Days Past Due	5	4	2	—	—	—	7	18
90+ Days Past Due (b)	4	4	2	—	—	1	7	18
Total (c)	$4,964	$1,591	$362	$10	$14	$58	$2,233	$9,232
Gross Write-Offs	$13	$59	$42	$6	$—	$—	$87	$207
(a)Revolving loans consist primarily of lines of credit offered to small business customers.
(b)Over 90 days past due includes $6 million as of both March 31, 2025 and December 31, 2024 of loans on which interest is still accruing. Our policy is generally to accrue interest through the date of write-off (typically 120 days past due) except for lines of credit offered to small business customers, where interest ceases to accrue at 90 days past due. We establish reserves for interest that we believe will not be collected.
(c)This total includes non-accrual loans of $17 million and $19 million as of March 31, 2025 and December 31, 2024, respectively. Non-accruals for consumer installment loans primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators for Loans and Card Member Receivables
The following table presents the key credit quality indicators as of or for the three months ended March 31:
Table 2.5: Credit Quality Indicators for Loans and Card Member Receivables

	2025			2024
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Consumer	2.3%	2.9%	1.4%	2.3%	2.8%	1.4%
Small Business	2.5%	2.9%	1.5%	2.2%	2.6%	1.4%
Card Member Receivables:
Consumer	0.9%	1.0%	0.8%	1.4%	1.5%	0.9%
Small Business	1.9%	2.0%	1.3%	2.1%	2.3%	1.3%
Corporate	(b)	0.5%	(c)	(b)	0.5%	(c)
Other Loans	2.2%	2.3%	0.6%	2.3%	2.4%	0.7%
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.4% and 0.5% as of March 31, 2025 and 2024, respectively.
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
Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the loan is characterized as non-accrual), and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of March 31, 2025 and 2024, we had $19 million and $28 million, respectively, of unused credit available to customers with loans and receivables modified during each of the respective three month periods. In accordance with the modification agreement with the customer, loans and/or receivables may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.
The following table provides information relating to loans and receivables modifications for borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024:
Table 2.6: Loans and Receivables Modifications for Borrowers experiencing Financial Difficulty

	Three Months Ended March 31,
	2025				2024
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$545	0.5%	18.4%	(b)	$586	0.6%	18.0%	(b)
Small Business	229	0.7%	17.7%	(b)	206	0.7%	17.4%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	76	0.3%	(c)	31	114	0.5%	(c)	29
Small Business	137	0.7%	(c)	29	174	0.9%	(c)	29
Corporate	5	0.03%	(c)	11	6	0.04%	(c)	9
Other Loans	12	0.1%	—	17	11	0.1%	—	19
Interest Rate Reduction and Term Extension
Other Loans	17	0.2%	3.1%	21	18	0.2%	2.3%	19
Total	$1,021				$1,115

(a)Represents the outstanding balances as of March 31, 2025 and 2024, respectively, of all modifications undertaken in the current and preceding three months for loans and receivables that remain in modification programs as of, or that defaulted on or before, March 31, 2025 and 2024, respectively. The outstanding balances include principal, fees, and accrued interest on loans and principal and fees on receivables. Modifications did not reduce the principal balance.
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
Table 2.7: Modified Loans and Receivables that Defaulted within Twelve Months of Modification

	Three Months Ended March 31,
	2025				2024
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card Member Loans
Consumer	$45	(b)	$—	$45	$40	(b)	$—	$40
Small Business	22	(b)	—	22	18	(b)	—	18
Corporate	—	(b)	—	—	—	(b)	—	—
Card Member Receivables
Consumer	(c)	$5	—	5	(c)	$6	—	6
Small Business	(c)	11	—	11	(c)	13	—	13
Corporate	(c)	—	—	—	(c)	1	—	1
Other Loans	—	—	1	1	—	—	1	1
Total	$67	$16	$1	$84	$58	$20	$1	$79
(a)Represents the outstanding balances as of March 31, 2025 and 2024, respectively, of all modifications that defaulted in the periods presented and were modified in the twelve months prior to payment default. The outstanding balances include principal, fees and accrued interest on loans and principal and fees on receivables.
(b)For Card Member loans, we generally do not offer payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide information relating to the performance of loans and receivables that were modified during the prior twelve months and that remain in modification programs as of, or that defaulted on or before, March 31, 2025 and 2024:
Table 2.8: Performance of Modified Loans and Receivables

	As of March 31, 2025
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,597	$106	$42
Small Business	596	59	20
Corporate	—	—	—
Card Member Receivables:
Consumer	215	13	5
Small Business	345	35	8
Corporate	8	3	1
Other Loans	81	5	1
Total	$2,842	$221	$77

	As of March 31, 2024
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,635	$106	$39
Small Business	535	51	17
Corporate	—	—	—
Card Member Receivables:
Consumer	312	23	6
Small Business	468	48	13
Corporate	8	1	2
Other Loans	71	6	2
Total	$3,029	$235	$79
(a)The outstanding balances include principal, fees and accrued interest on loans and principal and fees on receivables.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Reserves for Credit Losses
Reserves for credit losses represent our best estimate of the expected credit losses in our outstanding portfolio of Card Member loans and receivables as of the balance sheet date. The Current Expected Credit Loss (CECL) methodology requires us to estimate lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period), which is approximately three years, beyond the balance sheet date. We make various judgments combined with historical loss experience to determine a reserve rate that is applied to the outstanding loan or receivable balance to produce a reserve for expected credit losses.
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
For Other loans, we use vintage-based historical performance to estimate expected credit losses over the life of the loan, net of recovery estimates.
Loans and receivable balances are written off when we consider amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due for Card Member loans and receivables and 120 days past due for Other loans. Balances in bankruptcy or owed by deceased individuals are generally written off upon notification.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables available to us as of March 31, 2025 and December 31, 2024, respectively, which were used, in conjunction with other inputs, to calculate reserves for credit losses:
Table 3.1: Key Macroeconomic Variables

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
First quarter of 2025	4%	4% - 6%	2%	4% - (3)%
Fourth quarter of 2025	3% - 8%	3% - 8%	3% - (4)%	3% - 1%
Fourth quarter of 2026	3% - 8%	3% - 7%	2%	2%
Fourth quarter of 2027	4% - 7%	3% - 6%	4% - 2%	4% - 2%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses decreased for the three months ended March 31, 2025. Our reserves for the current period reflect the quality of our premium customer base and the assumptions about the macroeconomic outlook available to us as of quarter-end.
Card Member loans reserve for credit losses increased for the three months ended March 31, 2024, primarily driven by an increase in loans outstanding and slightly higher delinquencies.
The following table presents changes in the Card Member loans reserve for credit losses for the three months ended March 31:
Table 3.2: Changes in Card Member Loans Reserve for Credit Losses

	Three Months Ended March 31,
(Millions)	2025	2024
Beginning Balance	$5,679	$5,118
Provisions (a)	901	1,014
Net write-offs (b)
Principal	(818)	(705)
Interest and fees	(178)	(150)
Other (c)	8	(6)
Ending Balance	$5,592	$5,271
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $221 million and $159 million for the three months ended March 31, 2025 and 2024, respectively. Recoveries of interest and fees were not significant.
(c)Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses decreased for both the three months ended March 31, 2025 and 2024, primarily driven by decreases in receivables outstanding.
The following table presents changes in the Card Member receivables reserve for credit losses for the three months ended March 31:
Table 3.3: Changes in Card Member Receivables Reserve for Credit Losses

	Three Months Ended March 31,
(Millions)	2025	2024
Beginning Balance	$171	$174
Provisions (a)	146	196
Net write-offs (b)	(169)	(217)
Other (c)	—	(2)
Ending Balance	$148	$151
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $73 million and $76 million for the three months ended March 31, 2025 and 2024, respectively.
(c)Primarily includes foreign currency translation adjustments.
Changes in Other Loans Reserve for Credit Losses
Other loans reserve for credit losses increased for both the three months ended March 31, 2025 and 2024, primarily reflecting increases in other loans outstanding as we continue to grow our Personal Loans and Business Line of Credit offerings.
The following table presents changes in the Other loans reserve for credit losses for the three months ended March 31:
Table 3.4: Changes in Other Loans Reserve for Credit Losses

	Three Months Ended March 31,
(Millions)	2025	2024
Beginning Balance	$194	$126
Provisions (a)	105	53
Net write-offs (b)
Principal	(53)	(42)
Interest and Fees	(2)	(1)
Other	—	—
Ending Balance	$244	$136
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $7 million and $4 million for the three months ended March 31, 2025 and 2024, respectively. Recoveries of interest and fees were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale (AFS) debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our AFS debt securities totaling $3 million as of both March 31, 2025 and December 31, 2024 presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of March 31, 2025 and December 31, 2024:
Table 4.1: Investment Securities

	2025				2024
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$56	$1	$(8)	$49	$57	$1	$(9)	$49
U.S. Government agency obligations	4	—	—	4	4	—	—	4
U.S. Government treasury obligations	278	—	(1)	277	289	—	(2)	287
Mortgage-backed securities (a)	10	—	—	10	11	—	(1)	10
Foreign government bonds and obligations	652	—	—	652	765	—	—	765
Other (b)	72	—	—	72	77	—	—	77
Equity securities (c)	53	1	(8)	46	53	4	(9)	48
Total	$1,125	$2	$(17)	$1,110	$1,256	$5	$(21)	$1,240
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock and mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about our AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024:
Table 4.2: AFS Debt Securities with Gross Unrealized Losses by Duration

	2025				2024
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$22	$(8)	$—	$—	$22	$(9)
U.S. Government treasury obligations	—	—	123	(1)	—	—	123	(2)
Mortgage-backed securities	—	—	—	—	—	—	7	(1)
Total	$—	$—	$145	$(9)	$—	$—	$152	$(12)
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
The following table summarizes the gross unrealized losses for AFS debt securities by ratio of fair value to amortized cost as of March 31, 2025 and December 31, 2024:
Table 4.3: AFS Gross Unrealized Losses by Ratio of Fair Value to Amortized Cost

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2025:
90–100%	—	$—	$—	5	$128	$(2)	5	$128	$(2)
Less than 90%	—	$—	$—	4	$17	$(7)	4	$17	$(7)
Total as of March 31, 2025	—	$—	$—	9	$145	$(9)	9	$145	$(9)
2024:
90–100%	—	$—	$—	30	$129	$(3)	30	$129	$(3)
Less than 90%	—	$—	$—	15	$23	$(9)	15	$23	$(9)
Total as of December 31, 2024	—	$—	$—	45	$152	$(12)	45	$152	$(12)
Contractual maturities for AFS debt securities with stated maturities as of March 31, 2025 were as follows:
Table 4.4: Contractual Maturities of AFS Debt Securities

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$862	$861
Due after 1 year but within 5 years	136	136
Due after 5 years but within 10 years	27	28
Due after 10 years	47	39
Total	$1,072	$1,064
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests in the Lending Trust was $12.8 billion and $14.6 billion as of March 31, 2025 and December 31, 2024, respectively, and in the Charge Trust was $4.2 billion and $3.9 billion as of March 31, 2025 and December 31, 2024, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust was $102 million and $88 million as of March 31, 2025 and December 31, 2024, respectively, and by the Charge Trust was nil as of both March 31, 2025 and December 31, 2024. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the three months ended March 31, 2025 and the year ended December 31, 2024, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of March 31, 2025 and December 31, 2024, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:
Table 6.1: Interest-bearing and Non-Interest-bearing Customer Deposits

(Millions)	2025	2024
U.S.:
Interest-bearing	$145,494	$138,433
Non-interest-bearing (includes Card Member credit balances of: 2025, $440; 2024, $513)	501	566
Non-U.S.:
Interest-bearing	17	17
Non-interest-bearing (includes Card Member credit balances of: 2025, $381; 2024, $395)	384	397
Total customer deposits	$146,396	$139,413
Customer deposits by deposit type as of March 31, 2025 and December 31, 2024 were as follows:
Table 6.2: Customer Deposits by Type

(Millions)	2025	2024
U.S. interest-bearing deposits:
Savings accounts	$113,243	$108,364
Checking accounts	2,324	2,045
Certificates of deposit:
Direct	4,291	4,303
Third-party (brokered)	10,117	8,109
Sweep accounts – Third-party (brokered)	15,519	15,612
Total U.S. interest-bearing deposits	$145,494	$138,433
Other deposits	81	72
Card Member credit balances	821	908
Total customer deposits	$146,396	$139,413
The scheduled maturities of certificates of deposit as of March 31, 2025 were as follows:
Table 6.3: Scheduled Maturities of Certificates of Deposit

(Millions)	2025	2026	2027	2028	2029	After 5 Years	Total
Certificates of deposit (a)	$5,663	$2,946	$2,488	$1,697	$668	$956	$14,418
(a)Includes $10 million of non-U.S. direct certificates of deposit as of March 31, 2025.
As of both March 31, 2025 and December 31, 2024, certificates of deposit in denominations that met or exceeded the insured limit were $1.4 billion.

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
On September 30, 2024, we were named as a defendant in a case filed in the United States District Court for the District of Massachusetts, captioned Pizza Hazel, Inc., et al. v. American Express Co., et al., in which plaintiffs allege that the anti-steering and non-discrimination provisions in our merchant agreements violate federal antitrust law and that the arbitration provision in our merchant agreements violates federal antitrust law to the extent it prevents antitrust challenges to our anti-steering and non-discrimination provisions. Plaintiffs seek, on behalf of themselves and a class of merchants that accept through the OptBlue Program, unspecified damages and an injunction prohibiting us from enforcing our anti-steering and non-discrimination provisions and prohibiting us from enforcing our arbitration provision to the extent the arbitration provision prevents antitrust challenges to our anti-steering and non-discrimination provisions.
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
On January 29, 2019, we were named in a putative class action brought in the United States District Court for the Eastern District of New York, captioned Anthony Oliver, et al. v. American Express Company and American Express Travel Related Services Company Inc., in which the plaintiffs are holders of MasterCard, Visa and/or Discover credit and/or debit cards (but not American Express cards) and allege they paid higher prices as a result of the anti-steering and non-discrimination provisions in our merchant agreements in violation of federal antitrust law and the antitrust and consumer laws of various states. Plaintiffs seek unspecified damages and other forms of relief. The court dismissed plaintiffs’ federal antitrust claim, numerous state antitrust and consumer protection claims and their unjust enrichment claim. For the remaining state antitrust or consumer protection claims, the court certified classes for (i) holders of Visa and MasterCard debit cards in eight states and Washington, D.C.; and (ii) holders of Visa, MasterCard and Discover credit cards that do not offer rewards or charge an annual fee in two states and Washington, D.C. Trial is scheduled for July 2025.
On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. On May 4, 2017, the California court transferred the case to the United States District Court for the Eastern District of New York. On August 28, 2020, the court granted plaintiffs’ motion for class certification. On August 14, 2024, the court granted our motion to compel arbitration as to class members who are subject to our merchant agreements, but did not stay the claims pending arbitration. On November 15, 2024, we appealed to the Second Circuit requesting a stay of all claims against us that are subject to arbitration. On March 31, 2025, we reached an agreement in principle with the class representatives to settle this action, which is subject to negotiation of a complete stipulation of settlement and court approval.

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
A majority of our derivative assets and liabilities as of March 31, 2025 and December 31, 2024 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of March 31, 2025, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of March 31, 2025 and December 31, 2024, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2025 and December 31, 2024:
Table 8.1: Fair Value of Derivative Assets and Liabilities

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$17	$23
Net investment hedges - Foreign exchange contracts	38	340	205	18
Total derivatives designated as hedging instruments	38	340	222	41
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	171	666	308	90
Total derivatives, gross	209	1,006	530	131
Derivative asset and derivative liability netting (b)	(150)	(91)	(150)	(91)
Cash collateral netting (c)	—	(18)	(22)	(23)
Total derivatives, net	$59	$897	$358	$17
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
We posted $464 million and $368 million as of March 31, 2025 and December 31, 2024, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $23.1 billion and $18.9 billion of fixed-rate debt obligations designated in fair value hedging relationships as of March 31, 2025 and December 31, 2024, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three months ended March 31:
Table 8.2: Gains and Losses associated with Fair Value Hedges on Fixed-rate Long Term Debt

	Gains (losses)
	Three Months Ended March 31,
(Millions)	2025	2024
Fixed-rate long-term debt	$(263)	$133
Derivatives designated as hedging instruments	263	(134)
Total	$—	$(1)
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $23.3 billion and $18.9 billion as of March 31, 2025 and December 31, 2024, respectively, including the cumulative amount of fair value hedging adjustments of $290 million and $27 million for the respective periods.
We recognized in Interest expense on Long-term debt net increases of $12 million and $63 million for the three months ended March 31, 2025 and 2024, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We primarily designate foreign currency derivatives as net investment hedges to reduce our exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $14.3 billion of foreign currency derivatives designated as net investment hedges as of both March 31, 2025 and December 31, 2024. The gain or loss on net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, was a loss of $198 million and a gain of $86 million for the three months ended March 31, 2025 and 2024, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for both the three months ended March 31, 2025 and 2024.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are primarily intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $30.5 billion and $28.8 billion as of March 31, 2025 and December 31, 2024, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $15 million and $16 million for the three months ended March 31, 2025 and 2024, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
Our embedded derivative related to seller earnout shares granted to us upon the completion of a business combination in the second quarter of 2022 between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital had a notional amount of $78 million as of both March 31, 2025 and December 31, 2024. The changes in the fair value of the embedded derivative resulted in losses of $17 million and $4 million for the three months ended March 31, 2025 and 2024, respectively, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of March 31, 2025 and December 31, 2024:
Table 9.1: Financial Assets and Financial Liabilities measured at Fair Value

	2025				2024
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$46	$46	$—	$—	$48	$48	$—	$—
Debt securities	1,064	—	992	72	1,192	—	1,115	77
Derivatives, gross (a)(b)	209	—	195	14	1,006	—	975	31
Total Assets	1,319	46	1,187	86	2,246	48	2,090	108
Liabilities:
Derivatives, gross (a)	530	—	530	—	131	—	131	—
Total Liabilities	$530	$—	$530	$—	$131	$—	$131	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following tables summarize the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of March 31, 2025 and December 31, 2024. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2025 and December 31, 2024, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.
Table 9.2: Fair Value of Financial Assets and Financial Liabilities measured at Amortized Cost

	Carrying Value	Corresponding Fair Value Amount
2025 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$53	$53	$51	$2	$—
Other financial assets (b)	62	62	—	62	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	143	149	—	—	149
Card Member loans HFS	1	1	—	—	1

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	160	160	—	160	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	14	14	—	14	—
Long-term debt (c)	$51	$52	$—	$52	$—

	Carrying Value	Corresponding Fair Value Amount
2024 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$41	$41	$39	$2	$—
Other financial assets (b)	63	63	—	63	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	143	149	—	—	149
Card Member loans HFS	1	1	—	—	1

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	155	155	—	155	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	12	12	—	12	—
Long-term debt (c)	$50	$50	$—	$50	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $4.2 billion and $3.9 billion held by a consolidated VIE as of March 31, 2025 and December 31, 2024, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $26.7 billion and $28.3 billion as of March 31, 2025 and December 31, 2024, respectively, and the fair values of Long-term debt were $14.2 billion and $14.0 billion as of March 31, 2025 and December 31, 2024, respectively.
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
The carrying value of equity investments without readily determinable fair values totaled $0.9 billion as of both March 31, 2025 and December 31, 2024, of which investments representing nonrecurring Level 3 fair value measurement were nil and $1 million as of March 31, 2025 and December 31, 2024, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded no unrealized gains for both the three months ended March 31, 2025 and 2024. Unrealized losses were $39 million and nil for the three months ended March 31, 2025 and 2024, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains for equity investments without readily determinable fair values totaled $1.1 billion as of both March 31, 2025 and December 31, 2024, and cumulative unrealized losses were $499 million and $460 million as of March 31, 2025 and December 31, 2024, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both March 31, 2025 and December 31, 2024.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $11 million, respectively, as of March 31, 2025 and $1 billion and $10 million, respectively, as of December 31, 2024, all of which were primarily related to our real estate arrangements and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Changes In Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three months ended March 31, 2025 and 2024 were as follows:
Table 11.1: Changes in Accumulated Other Comprehensive Income (Loss)

(Millions), net of tax	Three Months Ended,
	March 31, 2025	Net Change	December 31, 2024	March 31, 2024	Net Change	December 31, 2023
Net Unrealized Gains (Losses) on Debt Securities	$(6)	$3	$(9)	$(13)	$1	$(14)
Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	(2,907)	17	(2,924)	(2,658)	(87)	(2,571)
Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	(453)	9	(462)	(484)	3	(487)
Accumulated Other Comprehensive Income (Loss)	$(3,366)	$29	$(3,395)	$(3,155)	$(83)	$(3,072)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three months ended March 31 for the changes in each component of AOCI presented above:
Table 11.2: Tax Impact for Changes in Accumulated Other Comprehensive Income (Loss)

	Tax expense (benefit)
	Three Months Ended March 31,
(Millions)	2025	2024
Net unrealized gains on debt securities	$—	$1
Foreign currency translation adjustment, net of hedges	(60)	49
Pension and other postretirement benefits	(1)	2
Total tax impact	$(61)	$52
Reclassifications out of AOCI into the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three months ended March 31:
Table 12.1: Components of Service Fees and Other Revenue

	Three Months Ended March 31,
(Millions)	2025	2024
Loyalty coalition, merchant and other service fees (a)	$436	$442
Network partnership revenue(b)	408	386
Foreign currency-related revenue	382	358
Delinquency fees	237	234
Travel commissions and fees	136	167
Other fees and revenues	123	91
Total Service fees and other revenue (b)	$1,722	$1,678
(a)Effective for the first quarter of 2025, the revenue line previously reported as Service fees was renamed to Loyalty coalition, merchant and other service fees to better reflect its nature and components.
(b)Effective for the first quarter of 2025, Network partnership revenue, previously reported as Processed revenue on our Consolidated Statements of Income, is consolidated within Service fees and other revenue. Prior period amounts have been recast to conform to the current period presentation.
The following is a detail of Other expenses for the three months ended March 31:
Table 12.2: Components of Other Expense

	Three Months Ended March 31,
(Millions)	2025	2024
Data processing and equipment	$705	$657
Professional services	541	455
Other	400	364
Total Other expenses	$1,646	$1,476

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate was 22.4 percent and 22.5 percent for the three months ended March 31, 2025 and 2024, respectively.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination by the IRS for the 2017 and 2018 tax years.
In 2024, we received a Notice of Proposed Adjustment (Notice) from the IRS regarding transfer pricing between our U.S. and foreign subsidiaries for the 2017 and 2018 tax years currently under examination. The Notice proposes an increase to our U.S. taxable income that would result in an additional estimated U.S. federal income tax payment of approximately $185 million for 2017 and 2018, excluding interest and state income taxes, and asserts penalties of approximately $50 million for the same period. Although the Notice only applies to the 2017 and 2018 tax years currently under examination, the IRS may seek similar adjustments for subsequent tax years.
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
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $132 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $132 million of unrecognized tax benefits, approximately $104 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Tax Credit Investments
As of March 31, 2025 and 2024, we had $1,699 million and $1,454 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, comprised of Low Income Housing Tax Credit investments and other qualifying investments. We account for such tax credit investments using the Proportional Amortization Method.
The following table presents tax credit investment expenses and associated income tax credits and other income tax benefits for the three months ended March 31:
Table 13.1: Tax Credit Investments Expenses and Credits

	Three Months Ended March 31,
(Millions)	2025	2024
Proportional amortization recognized in tax provision	$57	$47
Income tax credits and Other income tax benefits (a) recognized in tax provision	66	57
(a) Other income tax benefits are a result of tax deductible expenses generated by our tax credit investments
Income tax credits and other income tax benefits associated with our tax credit investments are also recognized in the Consolidated Statements of Cash Flows in the Operating activities section primarily under Accounts payable and other liabilities. Refer to Note 6 to our “Consolidated Financial Statements” in the 2024 Form 10-K for additional information on our tax credit investments for the year ended December 31, 2024.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three months ended March 31 were as follows:
Table 14.1: Computation of Basic and Diluted Earnings per Share

	Three Months Ended March 31,
(Millions, except per share amounts)	2025	2024
Numerator:
Basic and diluted:
Net income	$2,584	$2,437
Preferred dividends	(14)	(14)
Net income available to common shareholders	$2,570	$2,423
Earnings allocated to participating share awards (a)	(18)	(18)
Net income attributable to common shareholders	$2,552	$2,405
Denominator:(a)
Basic: Weighted-average common stock	701	721
Add: Weighted-average stock options (b)	1	1
Diluted	702	722

Basic EPS	$3.64	$3.34
Diluted EPS	$3.64	$3.33
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.1 million of options for both the three months ended March 31, 2025 and 2024, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
The following tables present certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three months ended March 31:
Table 15.1: Selected Financial Information by Segment

Three Months Ended March 31, 2025 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$5,243	$3,265	$2,646	$1,660	$(16)	$12,798
Revenue from contracts with customers (b)	3,634	2,828	1,688	1,485	(9)	9,626
Interest income	3,763	1,202	596	12	562	6,135
Interest expense	757	432	306	(143)	614	1,966
Net interest income	3,006	770	290	155	(52)	4,169
Total revenues net of interest expense	8,249	4,035	2,936	1,815	(68)	16,967
Provisions for credit losses	631	329	192	(2)	—	1,150
Total revenues net of interest expense after provisions for credit losses	7,618	3,706	2,744	1,817	(68)	15,817
Expenses
Card Member rewards, business development and Card Member services (c)	3,882	1,746	1,312	283	12	7,235
Marketing	765	337	300	76	8	1,486
Salaries and employee benefits and other operating expenses	1,239	787	751	468	521	3,766
Total expenses	5,886	2,870	2,363	827	541	12,487
Pretax income (loss)	$1,732	$836	$381	$990	$(609)	$3,330
Total assets	$110,886	$62,012	$42,620	$18,083	$48,643	$282,244

Three Months Ended March 31, 2024 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,766	$3,194	$2,437	$1,655	$(20)	$12,032
Revenue from contracts with customers (b)	3,469	2,795	1,590	1,495	(10)	9,339
Interest income	3,481	1,005	583	17	689	5,775
Interest expense	748	414	307	(198)	735	2,006
Net interest income	2,733	591	276	215	(46)	3,769
Total revenues net of interest expense	7,499	3,785	2,713	1,870	(66)	15,801
Provisions for credit losses	727	355	182	6	(1)	1,269
Total revenues net of interest expense after provisions for credit losses	6,772	3,430	2,531	1,864	(65)	14,532
Expenses
Card Member rewards, business development and Card Member services (c)	3,356	1,493	1,203	279	6	6,337
Marketing	719	326	352	73	6	1,476
Salaries and employee benefits and other operating expenses	1,084	733	724	495	538	3,574
Total expenses	5,159	2,552	2,279	847	550	11,387
Pretax income (loss)	$1,613	$878	$252	$1,017	$(615)	$3,145
Total assets	$104,297	$58,143	$41,472	$24,885	$40,464	$269,261
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue and certain service fees and other revenue from customers.
(c)Card Member rewards, business development and Card Member services expenses are generally correlated to volumes or are variable based on usage.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. Since December 31, 2024, there have been no material changes in our market risk exposures associated with interest rates or foreign currencies.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in the 2024 Form 10-K, refer to Note 7 to the “Consolidated Financial Statements” in this Form 10-Q.
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, including risks and uncertainties related to business, economic and geopolitical conditions, see Part I, Item 1A. “Risk Factors” of the 2024 Form 10-K. The risks and uncertainties that we face are not limited to those set forth in the 2024 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)  ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (d)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2025
Repurchase programs(a)	—	$—	—	75,170,819
Employee transactions(b)	721,245	$316.84	N/A	N/A

February 1-28, 2025
Repurchase programs(a)	1,625,500	$303.16	1,625,500	73,545,319
Employee transactions(b)	96,398	$317.45	N/A	N/A

March 1-31, 2025
Repurchase programs(a)	644,800	$282.79	644,800	72,900,519
Employee transactions(b)	—	$—	N/A	N/A

Total
Repurchase programs(a)	2,270,300	$297.37	2,270,300	72,900,519
Employee transactions(b)	817,643	$316.91	N/A	N/A
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

ITEM 5. OTHER INFORMATION
Director Departure
On April 17, 2025, Walter J. Clayton III notified us of his decision to resign from the Board of Directors, effective April 21, 2025, to join the Department of Justice. Mr. Clayton’s decision to resign was not the result of any disagreement with management or the Board. Mr. Clayton has served as a director since 2022.
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: April 18, 2025	By	/s/ Christophe Y. Le Caillec
Christophe Y. Le Caillec Chief Financial Officer

Date: April 18, 2025	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)