Form 10-Q
period 2025-06-30
AMERICAN EXPRESS CO
filed 2025-07-18
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period from ____ to ____
Commission file number 1-7657
AMERICAN EXPRESS COMPANY
(Exact name of registrant as specified in its charter)

New York	13-4922250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Vesey Street, New York, New York	10285
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code                      (212) 640-2000

None
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares (par value $0.20 per share)	AXP	New York Stock Exchange
3.433% Fixed-to-Floating Rate Notes due May 20, 2032	AXP32	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2025
Common Shares (par value $0.20 per share)	695,882,227	Shares

AMERICAN EXPRESS COMPANY
FORM 10-Q
Throughout this report the terms “American Express,” “we,” “our” or “us,” refer to American Express Company and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise. The use of the term “partner” or “partnering” in this report does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of American Express’ relationship with any third parties. The sum of the components reported across periods in our Quarterly Reports on Form 10-Q may not equal the year-to-date amounts provided in this report due to rounding. Refer to the “MD&A ― Glossary of Selected Terminology” for the definitions of other key terms used in this report.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Business Introduction
American Express is a global payments and premium lifestyle brand powered by technology. Founded in 1850 and headquartered in New York, American Express’ card-issuing, merchant-acquiring and card network businesses offer products and services to a broad range of customers, including consumers, small businesses, mid-sized companies and large corporations around the world.
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
We compete in the global payments industry with networks, issuers, acquirers and other payment service providers and methods of payment, including paper-based transactions (e.g., cash and checks) and electronic transfers (e.g., wire transfers and Automated Clearing House (ACH)), as well as evolving and growing alternative mechanisms, systems and products that leverage new technologies, business models and customer relationships to create payment, financing or banking solutions. The payments industry continues to undergo changes in response to evolving technologies, business dynamics and competition for premium customers.
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

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended June 30,		Change 2025 vs. 2024		As of or for the Six Months Ended June 30,		Change 2025 vs. 2024
(Millions, except percentages, per share amounts and where indicated)	2025	2024			2025	2024
Selected Income Statement Data
Total revenues net of interest expense	$17,856	$16,333	$1,523	9%	$34,823	$32,134	$2,689	8%
Total revenues net of interest expense (FX-adjusted) (a)		16,408	1,448	9		32,060	2,763	9
Provisions for credit losses	1,405	1,268	137	11	2,555	2,537	18	1
Total expenses	12,901	11,275	1,626	14	25,388	22,662	2,726	12
Pretax income	3,550	3,790	(240)	(6)	6,880	6,935	(55)	(1)
Income tax provision	665	775	(110)	(14)	1,411	1,483	(72)	(5)
Net income	2,885	3,015	(130)	(4)	5,469	5,452	17	—
Earnings per common share — diluted (b)	$4.08	$4.15	$(0.07)	(2)%	$7.71	$7.48	$0.23	3%

Selected Balance Sheet Data
Cash and cash equivalents	$57,937	$52,895	$5,042	10%	$57,937	$52,895	$5,042	10%
Total loans and Card Member receivables (c)	211,976	198,664	13,312	7	211,976	198,664	13,312	7
Total loans and Card Member receivables (FX-adjusted) (a)(c)		200,044	11,932	6		200,044	11,932	6
Customer deposits	149,386	133,746	15,640	12	149,386	133,746	15,640	12
Long-term debt	$58,202	$51,521	$6,681	13%	$58,202	$51,521	$6,681	13%

Common Share Statistics (d)
Cash dividends declared per common share	$0.82	$0.70	$0.12	17%	$1.64	$1.40	$0.24	17%
Average common shares outstanding:
Basic	698	716	(18)	(3)	700	718	(18)	(3)
Diluted	699	717	(18)	(3)%	701	719	(18)	(3)%

Selected Metrics and Ratios
Network volumes (billions)	$472.0	$440.6	$31	7%	$911.6	$859.8	$52	6%
Billed business (billions)	$416.3	$388.2	$28	7%	$803.7	$755.2	$49	6%
Card Member loans and receivables
Net write-off rate — principal, interest and fees (e)	2.2%	2.4%			2.3%	2.4%
Net write-off rate — principal only — consumer and small business (e)(f)	2.0%	2.1%			2.1%	2.1%
30+ days past due as a % of total — consumer and small business (g)	1.3%	1.2%			1.3%	1.2%
Effective tax rate	18.7%	20.4%			20.5%	21.4%
Return on average equity (h)	36.3%	41.4%			35.0%	37.9%
Common Equity Tier 1	10.6%	10.8%			10.6%	10.8%
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
(b)Represents net income, less (i) earnings allocated to participating share awards of $18 million and $23 million for the three months ended June 30, 2025 and 2024, respectively, and $36 million and $41 million for the six months ended June 30, 2025 and 2024, respectively, and (ii) dividends on preferred shares of $15 million for both the three months ended June 30, 2025 and 2024, and $29 million for both the six months ended June 30, 2025 and 2024.
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

Business Performance
Our strong results for the second quarter reflect the resilience of our premium customer base and the earnings power of our business model. We saw record Card Member spending in the quarter, high customer loyalty and engagement, strong demand for our premium products and excellent credit performance. Net income for the second quarter was $2.9 billion, or $4.08 per share, compared with net income of $3.0 billion, or $4.15 per share, a year ago, which included a $0.66 per share gain from the sale of Accertify Inc. (Accertify).
Billed business grew 7 percent year-over-year, consistent with the prior quarter. G&S spend, which accounts for over 70 percent of our total billed business, grew 8 percent (7 percent on an FX-adjusted basis), at a similar pace to the prior quarter.1 T&E spend grew 6 percent (5 percent on an FX-adjusted basis), a modest deceleration from the prior quarter on an FX-adjusted basis, primarily reflecting softness in airline and lodging spend, while restaurant spend, our largest T&E spend category, continued to show strong growth.1 U.S. Consumer Services billed business grew 7 percent, with continued strength in spending by Millennial and Gen-Z Card Members as our products continue to resonate with these cohorts. Commercial Services billed business grew 2 percent, reflecting continued modest growth from U.S. small and mid-sized enterprise (SME) Card Members. International Card Services billed business grew 15 percent (12 percent on an FX-adjusted basis), driven by continued strong growth in spend across all regions and customer types outside the United States.1
Total revenues net of interest expense increased 9 percent year-over-year on both a reported and FX-adjusted basis.1 Growth in billed business drove a 6 percent increase in Discount revenue, our largest revenue line. Net card fees increased 20 percent, reflecting high levels of new card acquisitions and Card Member retention, as well as our cycle of product refreshes. Growth in Net interest income increased 12 percent, primarily reflecting growth in balances and greater usage of lending features such as Pay Over Time.
Total Loans and Card Member receivables increased 7 percent year-over-year, in line with growth in billed business. Provisions for credit losses increased, primarily due to a higher reserve build compared to the prior year. Net write-off and delinquency rates remained stable and best-in-class, supported by our premium global customer base, our strong focus on risk management and disciplined growth strategy. During the quarter we reclassified $1.6 billion of Card Member loans related to the Amazon small business cobrand portfolio from held for investment to held for sale (HFS).
Card Member rewards, Card Member services and Business development expenses, which are generally driven by volumes and usage, collectively grew slightly faster than revenues as a result of the mix shift towards premium products and enhancements to our value propositions to drive Card Member engagement and acquire more Card Members. Marketing expense increased 5 percent year-over-year as we continued to invest to acquire high spending, high credit-quality customers. During the second quarter we acquired 3.1 million proprietary new cards. Operating expenses grew in line with revenue growth, after adjusting for the prior-year gain on the sale of Accertify, reflecting higher investments in enterprise risk management capabilities and technology to support business growth. We remain focused on driving marketing and operating expense efficiencies over time.
During the second quarter, we maintained our CET1 capital ratio within our target range of 10 to 11 percent and returned $2.0 billion of capital to our shareholders in the form of share repurchases and common stock dividends. We plan to continue to return to shareholders the excess capital we generate while managing our CET1 capital ratio within our target range and supporting balance sheet growth. Our robust capital, funding and liquidity positions provide us with significant flexibility to maintain a strong balance sheet.
Also during the quarter, we announced major updates coming to our U.S. Consumer and Business Platinum Cards later this year. Our Membership-focused model and proven product refresh strategy give us confidence as we navigate the evolving competitive landscape. While we recognize the uncertainty of the geopolitical and macroeconomic environment, we believe our differentiated business model, which includes our global premium customer base, spend- and fee-centric revenue mix and operating expense leverage, is resilient and positions us well to navigate a range of economic environments. We continue to manage the company for the long term, focusing on backing our customers and colleagues, exercising disciplined expense management and strategically investing in our business.
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

Results of Operations
The discussions in both “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three and six months ended June 30, 2025 compared to the same periods in the prior year, as presented in the accompanying tables. Our results for the three and six months ended June 30, 2024 reflect the sale of Accertify, which closed on May 1, 2024, and resulted in a gain of $531 million ($479 million after tax; $0.66 per share), which was reported as a reduction to Other expense in the second quarter of 2024.
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
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended June 30,		Change 2025 vs. 2024		Six Months Ended June 30,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024			2025	2024
Discount revenue	$9,361	$8,855	$506	6%	$18,104	$17,235	$869	5%
Net card fees	2,480	2,060	420	20	4,813	4,034	779	19
Service fees and other revenue	1,828	1,688	140	8	3,550	3,366	184	5
Total non-interest revenues	13,669	12,603	1,066	8	26,467	24,635	1,832	7
Total interest income	6,264	5,794	470	8	12,399	11,569	830	7
Total interest expense	2,077	2,064	13	1	4,043	4,070	(27)	(1)
Net interest income	4,187	3,730	457	12	8,356	7,499	857	11
Total revenues net of interest expense	$17,856	$16,333	$1,523	9%	$34,823	$32,134	$2,689	8%
Total Revenues Net of Interest Expense
Discount revenue increased for both the three and six month periods, primarily driven by increases in billed business of 7 percent and 6 percent, respectively. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased for both the three and six month periods, primarily driven by growth in our premium card portfolios. See Table 5 for more details on proprietary new card acquisitions, proprietary cards-in-force and average fee per card.
Service fees and other revenue increased for both the three and six month periods, primarily driven by increases in foreign exchange-related revenues associated with Card Member cross-currency spending, network partnership revenues and loyalty coalition-related fees, partially offset by Accertify revenues included in the prior year. The increase in the three month period was also driven by higher income from equity method investments primarily related to the partial sale of a card portfolio by one of our joint ventures. The increase in the six month period was also driven by a discrete revenue adjustment in the current period related to certain cash advance fees from prior years.
Interest income increased for both the three and six month periods, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense was relatively flat for both the three and six month periods, primarily reflecting growth in customer deposits and long-term debt, offset by lower interest rates paid on customer deposits.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended June 30,		Change 2025 vs. 2024		Six Months Ended June 30,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024			2025	2024
Card Member loans
Net write-offs	$938	$913	$25	3%	$1,934	$1,768	$166	9%
Reserve build (release) (a)	156	57	99	#	61	216	(155)	(72)
Total	1,094	970	124	13	1,995	1,984	11	1
Card Member receivables
Net write-offs	184	205	(21)	(10)	353	422	(69)	(16)
Reserve build (release) (a)	42	21	21	#	19	—	19	—
Total	226	226	—	—	372	422	(50)	(12)
Other
Net write-offs — Other loans	51	45	6	13	106	88	18	20
Net write-offs — Other receivables	10	4	6	#	13	10	3	30
Reserve build (release) — Other loans (a)	27	4	23	#	77	14	63	#
Reserve (release) build — Other receivables (a)	(3)	19	(22)	#	(8)	19	(27)	#
Total	85	72	13	18	188	131	57	44
Total provisions for credit losses	$1,405	$1,268	$137	11%	$2,555	$2,537	$18	1%
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
Provisions for Credit Losses
Card Member loans provision for credit losses increased for the three month period, primarily due to a higher reserve build in the current period and higher net write-offs. Card Member loans provision for credit losses increased for the six month period, primarily due to higher net write-offs, partially offset by a lower reserve build in the current period. The reserve builds in the current periods were primarily driven by increases in loans outstanding and deterioration in the macroeconomic outlook used in our reserve models, partially offset by the release of a reserve upon the previously-mentioned reclassification of a small business cobrand portfolio to Card Member loans HFS. The reserve builds in the prior periods were primarily driven by increases in loans outstanding, partially offset, for the three month period, by lower delinquencies.
Card Member receivables provision for credit losses remained flat for the three month period, due to a higher reserve build in the current period offset by lower net write-offs. Card Member receivables provision for credit losses decreased for the six month period, primarily due to lower net write-offs, partially offset by a reserve build in the current period. The reserve builds in the current periods were primarily driven by increases in receivables outstanding and deterioration in the macroeconomic outlook. The reserve build in the prior three month period was primarily driven by an increase in receivables outstanding for U.S. consumer and U.S. small business customers.
Other provision for credit losses increased for both the three and six month periods, primarily due to higher net write-offs and higher net reserve builds in the current periods. The net reserve builds in the current periods were primarily driven by increases in other loans outstanding. The reserve builds in the prior periods were primarily driven by a reserve related to amounts due from a merchant in bankruptcy, as well as increases in other loans outstanding.

Table 4: Expenses Summary

	Three Months Ended June 30,		Change 2025 vs. 2024		Six Months Ended June 30,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024			2025	2024
Card Member rewards	$4,618	$4,227	$391	9%	$8,996	$8,001	$995	12%
Business development	1,589	1,427	162	11	3,118	2,819	299	11
Card Member services	1,301	1,154	147	13	2,629	2,325	304	13
Marketing	1,555	1,480	75	5	3,041	2,956	85	3
Salaries and employee benefits	2,152	1,949	203	10	4,272	4,047	225	6
Other, net	1,686	1,038	648	62	3,332	2,514	818	33
Total expenses	$12,901	$11,275	$1,626	14%	$25,388	$22,662	$2,726	12%
Expenses
Card Member rewards expense increased for both the three and six month periods, driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $248 million and $735 million, and cobrand rewards expense of $143 million and $260 million for the three and six month periods, respectively, all of which were primarily driven by higher billed business and increases in redemption costs reflecting a shift in the mix of Card Member redemptions. The increase in Membership Rewards expense in the six month period was also driven by a benefit in the prior year from enhancements to the models that estimate future redemptions of Membership Reward points by U.S. Card Members, as well as an increase in the Ultimate Redemption Rate (URR) in the current period.
The Membership Rewards URR for current program participants was 96 percent (rounded down) at both June 30, 2025 and 2024.
Business development expense increased for both the three and six month periods, primarily due to increased partner payments driven by higher network volumes and higher client incentives.
Card Member services expense increased for both the three and six month periods, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased for both the three and six month periods, primarily due to higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits expense increased for both the three and six month periods, primarily driven by higher compensation costs.
Other expenses increased for both the three and six month periods, primarily driven by the gain recognized in the prior year on the sale of Accertify and higher professional services expenses in the current year.

Income Taxes
The effective tax rate was 18.7 percent and 20.4 percent for the three months ended June 30, 2025 and 2024, respectively, and 20.5 percent and 21.4 percent for the six months ended June 30, 2025 and 2024, respectively. The lower effective tax rates for the three and six month periods primarily reflected discrete tax benefits in the current periods relating to the resolution of certain prior-year tax items.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2025 vs. 2024	As of or for the Six Months Ended June 30,		Change 2025 vs. 2024
	2025	2024		2025	2024
Network volumes (billions)	$472.0	$440.6	7%	$911.6	$859.8	6%
Billed business	$416.3	$388.2	7	$803.7	$755.2	6
Cards-in-force (millions)	149.4	144.3	4	149.4	144.3	4
Proprietary cards-in-force	85.2	82.1	4	85.2	82.1	4
Basic cards-in-force (millions)	126.0	121.4	4	126.0	121.4	4
Proprietary basic cards-in-force	65.6	63.1	4	65.6	63.1	4
Average proprietary basic Card Member spending (dollars)	$6,370	$6,192	3	$12,362	$12,112	2
Average fee per card (dollars) (a)	$117	$101	16%	$114	$99	15%
Proprietary new cards acquired (millions)	3.1	3.3		6.4	6.7
Discount revenue as a % of Billed business	2.25%	2.28%		2.25%	2.28%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
Table 6: Network Volumes-Related Statistical Information

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Network volumes	7%	6%	6%	6%
Total billed business	7	7	6	7
U.S. Consumer Services	7		7
Commercial Services	2	2	2	2
International Card Services	15	12	12	12

Merchant industry billed business metrics
G&S spend (73% and 72% of billed business for the three and six months ended June 30, 2025, respectively)	8	7	7	7
T&E spend (27% and 28% of billed business for the three and six months ended June 30, 2025, respectively)	6%	5%	5%	6%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2025 vs. 2024	As of or for the Six Months Ended June 30,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024		2025	2024
Card Member loans and receivables:
Net write-off rate — principal, interest and fees (a)	2.2%	2.4%		2.3%	2.4%
Net write-off rate — principal only — consumer and small business (a)(b)	2.0%	2.1%		2.1%	2.1%
30+ days past due as a % of total — consumer and small business (c)	1.3%	1.2%		1.3%	1.2%

Card Member loans:
Card Member loans	$142,275	$130,851	9%	$142,275	$130,851	9%
Credit loss reserves:
Beginning balance	$5,592	$5,271	6	$5,679	$5,118	11
Provisions — principal, interest and fees	1,094	970	13	1,995	1,984	1
Net write-offs — principal less recoveries	(771)	(753)	2	(1,589)	(1,458)	9
Net write-offs — interest and fees less recoveries	(167)	(160)	4	(345)	(310)	11
Other (d)	19	(7)	#	27	(13)	#
Ending balance	$5,767	$5,321	8	$5,767	$5,321	8
% of loans	4.1%	4.1%		4.1%	4.1%
% of past due	295%	312%		295%	312%
Average loans	$141,412	$128,321	10	$139,604	$126,507	10
Net write-off rate — principal, interest and fees (a)	2.7%	2.8%		2.8%	2.8%
Net write-off rate — principal only (a)	2.2%	2.3%		2.3%	2.3%
30+ days past due as a % of total	1.4%	1.3%		1.4%	1.3%

Card Member receivables:
Card Member receivables	$59,598	$59,656	—	$59,598	$59,656	—
Credit loss reserves:
Beginning balance	$148	$151	(2)	$171	$174	(2)
Provisions — principal and fees	226	226	—	372	422	(12)
Net write-offs — principal and fees less recoveries	(184)	(205)	(10)	(353)	(422)	(16)
Other (d)	3	(1)	#	3	(3)	#
Ending balance	$193	$171	13%	$193	$171	13%
% of receivables	0.3%	0.3%		0.3%	0.3%
Net write-off rate — principal and fees (a)	1.2%	1.4%		1.2%	1.5%
Net write-off rate — principal only — consumer and small business (a)(b)	1.4%	1.5%		1.3%	1.6%
30+ days past due as a % of total — consumer and small business (c)	0.9%	0.9%		0.9%	0.9%
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
(d)Other includes foreign currency translation adjustments.

Table 8: Net Interest Yield on Average Card Member Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except percentages)	2025	2024	2025	2024
Net interest income	$4,187	$3,730	$8,356	$7,499
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	918	912	1,769	1,794
Interest income not attributable to our Card Member loan portfolio (b)	(895)	(920)	(1,746)	(1,836)
Adjusted net interest income (c)	$4,210	$3,722	$8,379	$7,457
Average Card Member loans including loans held for sale (d)	$142,603	$128,321	$140,608	$126,507
Net interest income divided by average Card Member loans (c)	11.8%	11.7%	12.0%	11.9%
Net interest yield on average Card Member loans (c)	11.8%	11.7%	12.0%	11.9%
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
(d)For purposes of the calculation of net interest yield on Card Member loans, average loans includes loans HFS as we continue to recognize interest income on these loans until they are sold.

Business Segment Results of Operations
U.S. Consumer Services
Table 9: USCS Selected Income Statement Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Millions, except percentages)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenues
Non-interest revenues	$5,540	$5,029	$511	10%	$10,783	$9,795	$988	10%
Interest income	3,795	3,474	321	9	7,558	6,955	603	9
Interest expense	782	771	11	1	1,539	1,519	20	1
Net interest income	3,013	2,703	310	11	6,019	5,436	583	11
Total revenues net of interest expense	8,553	7,732	821	11	16,802	15,231	1,571	10
Provisions for credit losses	829	706	123	17	1,460	1,433	27	2
Total revenues net of interest expense after provisions for credit losses	7,724	7,026	698	10	15,342	13,798	1,544	11
Expenses
Card Member rewards, business development and Card Member services	3,967	3,587	380	11	7,849	6,943	906	13
Marketing	800	764	36	5	1,565	1,483	82	6
Salaries and employee benefits and other operating expenses	1,281	1,115	166	15	2,520	2,199	321	15
Total expenses	6,048	5,466	582	11	11,934	10,625	1,309	12
Pretax segment income	$1,676	$1,560	$116	7%	$3,408	$3,173	$235	7%
U.S. Consumer Services (USCS) issues a wide range of proprietary consumer cards and provides services to U.S. consumers, including travel and lifestyle services as well as banking and non-card financing products. USCS also manages our dining platform that provides digital tools for restaurants and reservation bookings for diners.
Total Revenues Net of Interest Expense
Non-interest revenues increased across all revenue categories for both the three and six month periods, primarily driven by higher Net card fees and Discount revenue.
Discount revenue increased 7 percent and 6 percent for the three and six month periods, respectively, primarily driven by increases in U.S. consumer billed business. See Tables 5, 6 and 10 for more details on billed business performance.
Net card fees increased 21 percent for both the three and six month periods, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 8 percent and 10 percent for the three and six month periods, respectively. The increase in the three month period was primarily driven by higher dining platform revenues and cash advance fees. The increase in the six month period was primarily driven by a discrete revenue adjustment in the current period related to certain cash advance fees from prior years and higher dining platform revenues, partially offset by lower revenue from the sale of reward points.
Interest income increased for both the three and six month periods, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense was relatively flat for both the three and six month periods, reflecting a higher cost of funds due to segment net asset growth, offset by lower interest rates.

Provisions for Credit Losses
Card Member loans provision for credit losses increased for the three month period, primarily due to a higher reserve build in the current period, partially offset by lower net write-offs. Card Member loans provision for credit losses increased for the six month period, primarily due to higher net write-offs, partially offset by a lower reserve build in the current period. The reserve builds in the current periods were primarily driven by deterioration in the macroeconomic outlook, partially offset by lower delinquencies. An increase in loans outstanding also drove the reserve build in the current three month period. The reserve builds in the prior periods were primarily driven by increases in loans outstanding, partially offset by lower delinquencies.
Card Member receivables provision for credit losses decreased for both the three and six month periods, primarily due to lower net write-offs, partially offset by higher reserve builds in the current periods. The reserve build in the current three month period was primarily driven by an increase in receivables outstanding. The reserve build in the current six month period was primarily driven by higher delinquencies. The reserve build in the prior three month period was primarily driven by an increase in receivables outstanding.
Other provision for credit losses increased for both the three and six month periods, primarily due to higher reserve builds in the current periods and higher net write-offs. The reserve builds in the current periods were primarily driven by increases in other loans outstanding.
Expenses
Total expenses increased for both the three and six month periods, primarily driven by higher Card Member rewards, Salaries and employee benefits and other, and Card Member services expenses.
Card Member rewards expense increased for both the three and six month periods, primarily driven by higher billed business and increases in redemption costs reflecting a shift in the mix of Card Member redemptions. For the six month period, the increase in Membership Rewards expense was also driven by the above-mentioned benefit from enhancements to the U.S. URR models made in the prior year, as well as an increase in the URR in the current period.
Business development expense increased for both the three and six month periods, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased for both the three and six month periods, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased for both the three and six month periods, primarily due to higher levels of spending on customer acquisitions and other growth initiatives.
Salaries and employee benefits and other expenses increased for both the three and six month periods, primarily due to increases in allocated service costs and higher compensation costs.

Table 10: USCS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2025 vs. 2024	As of or for the Six Months Ended June 30,		Change 2025 vs. 2024
(Millions, except percentages and where indicated)	2025	2024		2025	2024
Billed business (billions)	$176.5	$165.1	7%	$340.8	$318.5	7%
Proprietary cards-in-force	47.3	45.2	5	47.3	45.2	5
Proprietary basic cards-in-force	33.4	31.7	5	33.4	31.7	5
Average proprietary basic Card Member spending (dollars)	$5,322	$5,258	1	$10,341	$10,220	1
Total segment assets	$113,876	$108,224	5	$113,876	$108,224	5
Card Member loans:
Total loans	$92,620	$84,958	9	$92,620	$84,958	9
Average loans	$91,339	$83,452	9	$90,745	$82,648	10
Net write-off rate — principal, interest and fees (a)	2.6%	2.9%		2.8%	2.9%
Net write-off rate — principal only (a)	2.1%	2.4%		2.2%	2.3%
30+ days past due as a % of total	1.3%	1.3%		1.3%	1.3%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$3,013	$2,703		$6,019	$5,436
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	70	44		134	80
Interest income not attributable to our Card Member loan portfolio (c)	(186)	(132)		(363)	(254)
Adjusted net interest income (d)	$2,897	$2,615		$5,790	$5,262
Average Card Member loans	$91,339	$83,452		$90,745	$82,648
Net interest income divided by average Card Member loans (d)	13.2%	13.0%		13.4%	13.2%
Net interest yield on average Card Member loans (d)	12.7%	12.6%		12.9%	12.8%
Card Member receivables:
Total receivables	$13,164	$13,796	(5)%	$13,164	$13,796	(5)%
Net write-off rate — principal and fees (a)	0.8%	1.2%		0.8%	1.3%
Net write-off rate — principal only (a)	0.7%	1.1%		0.7%	1.2%
30+ days past due as a % of total	0.7%	0.7%		0.7%	0.7%
(a)Refer to Table 7 footnote (a).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).

Commercial Services
Table 11: CS Selected Income Statement Data

	Three Months Ended June 30,		Change 2025 vs. 2024		Six Months Ended June 30,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024			2025	2024
Revenues
Non-interest revenues	$3,422	$3,333	$89	3%	$6,687	$6,527	$160	2%
Interest income	1,240	1,051	189	18	2,442	2,056	386	19
Interest expense	450	430	20	5	882	844	38	5
Net interest income	790	621	169	27	1,560	1,212	348	29
Total revenues net of interest expense	4,212	3,954	258	7	8,247	7,739	508	7
Provisions for credit losses	360	349	11	3	689	704	(15)	(2)
Total revenues net of interest expense after provisions for credit losses	3,852	3,605	247	7	7,558	7,035	523	7
Expenses
Card Member rewards, business development and Card Member services	1,790	1,633	157	10	3,536	3,126	410	13
Marketing	331	325	6	2	668	651	17	3
Salaries and employee benefits and other operating expenses	826	742	84	11	1,613	1,475	138	9
Total expenses	2,947	2,700	247	9	5,817	5,252	565	11
Pretax segment income	$905	$905	$—	—%	$1,741	$1,783	$(42)	(2)%
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
Discount revenue increased 2 percent for both the three and six month periods, primarily driven by increases in commercial billed business. See Tables 5, 6 and 12 for more details on billed business performance.
Net card fees increased 12 percent for both the three and six month periods, primarily driven by growth in our premium card portfolios.
Service fees and other revenue was relatively flat for the three month period and decreased 3 percent for the six month period, primarily driven by lower travel commissions and fees from our Amex Travel business.
Interest income increased for both the three and six month periods, primarily driven by growth in revolving loan balances.
Interest expense increased for both the three and six month periods, primarily driven by a higher cost of funds due to segment net asset growth, partially offset by lower interest rates.

Provisions for Credit Losses
Card Member loans provision for credit losses increased for both the three and six month periods, primarily due to higher net write-offs, partially offset by lower reserve builds in the current periods. The reserve builds in the current periods were primarily driven by increases in loans outstanding and deterioration in the macroeconomic outlook, partially offset by the release of a reserve upon the previously-mentioned reclassification of a small business cobrand portfolio to Card Member loans HFS. The reserve builds in the prior periods were primarily driven by increases in loans outstanding, partially offset for the prior three month period by lower delinquencies.
Card Member receivables provision for credit losses decreased for both the three and six month periods, primarily due to reserve releases in the current periods, versus reserve builds in the prior periods, and lower net write-offs. The reserve releases in the current periods were primarily driven by lower delinquencies. The reserve build in the prior three month period was primarily driven by an increase in receivables outstanding for U.S. small business customers.
Other provision for credit losses increased for both the three and six month periods, primarily due to higher reserve builds in the current periods and higher net write-offs. The reserve builds in the current periods were primarily driven by increases in other loans outstanding.
Expenses
Total expenses increased for both the three and six month periods, primarily driven by higher Card Member rewards, Salaries and employee benefits and other, and Business development expenses.
Card Member rewards expense increased for both the three and six month periods, primarily driven by higher billed business and increases in redemption costs reflecting a shift in the mix of Card Member redemptions. For the six month period, the increase Membership Rewards expense was also driven by the above-mentioned benefit from enhancements to the U.S. URR models made in the prior year, as well as an increase in the URR in the current period.
Business development expense increased for both the three and six month periods, primarily due to higher client incentives and increased partner payments driven by higher billed business.
Card Member services expense increased for both the three and six month periods, primarily due to growth in premium card accounts, contributing to a higher usage of business services benefits.
Marketing expense increased for both the three and six month periods, primarily due to higher levels of spending on customer acquisitions and other growth initiatives.
Salaries and employee benefits and other expenses increased for both the three and six month periods, primarily due to increases in compensation costs, litigation-related expenses and allocated service costs.

Table 12: CS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2025 vs 2024	As of or for the Six Months Ended June 30,		Change 2025 vs 2024
(Millions, except percentages and where indicated)	2025	2024		2025	2024
Billed business (billions)	$135.5	$132.3	2%	$264.7	$259.5	2%
Proprietary cards-in-force	15.4	15.4	—	15.4	15.4	—
Average Card Member spending (dollars)	$8,782	$8,588	2	$17,165	$16,845	2
Total segment assets	$62,152	$58,993	5	$62,152	$58,993	5
Card Member loans:
Total loans	$30,143	$28,621	5	$30,143	$28,621	5
Average loans	$31,253	$28,031	11	$30,714	$27,243	13
Net write-off rate — principal, interest and fees (a)	2.9%	2.7%		3.0%	2.7%
Net write-off rate — principal only (a)	2.5%	2.3%		2.5%	2.3%
30+ days past due as a % of total	1.6%	1.4%		1.6%	1.4%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$790	$621		$1,560	$1,212
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	200	190		392	374
Interest income not attributable to our Card Member loan portfolio (c)	(91)	(81)		(179)	(155)
Adjusted net interest income (d)	$899	$730		$1,773	$1,431
Average Card Member loans including loans held for sale (e)	$32,443	$28,031		$31,718	$27,243
Net interest income divided by average Card Member loans (d)	9.8%	8.9%		9.9%	8.9%
Net interest yield on average Card Member loans (d)	11.1%	10.5%		11.3%	10.6%
Card Member receivables:
Total receivables	$24,955	$26,737	(7)%	$24,955	$26,737	(7)%
Net write-off rate — principal and fees (f)	1.2%	1.4%		1.3%	1.4%
Net write-off rate — principal only (a) — small business	1.9%	2.0%		1.9%	2.0%
30+ days past due as a % of total — small business	1.2%	1.2%		1.2%	1.2%
90+ days past billing as a % of total (f) — corporate	0.4%	0.4%		0.4%	0.4%
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

International Card Services
Table 13: ICS Selected Income Statement Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Millions, except percentages)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenues
Non-interest revenues	$2,947	$2,548	$399	16%	$5,593	$4,985	$608	12%
Interest income	620	577	43	7	1,216	1,160	56	5
Interest expense	335	303	32	11	641	610	31	5
Net interest income	285	274	11	4	575	550	25	5
Total revenues net of interest expense	3,232	2,822	410	15	6,168	5,535	633	11
Provisions for credit losses	210	192	18	9	402	374	28	7
Total revenues net of interest expense after provisions for credit losses	3,022	2,630	392	15	5,766	5,161	605	12
Expenses
Card Member rewards, business development and Card Member services	1,452	1,302	150	12	2,764	2,505	259	10
Marketing	322	290	32	11	622	642	(20)	(3)
Salaries and employee benefits and other operating expenses	783	748	35	5	1,534	1,472	62	4
Total expenses	2,557	2,340	217	9	4,920	4,619	301	7
Pretax segment income	$465	$290	$175	60%	$846	$542	$304	56%
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
Discount revenue increased 13 percent and 10 percent for the three and six month periods, respectively (10 percent and 11 percent, respectively, on an FX-adjusted basis), primarily reflecting increases in billed business.2 See Tables 5, 6 and 14 for more details on billed business performance.
Net card fees increased 23 percent and 19 percent for the three and six month periods, respectively (19 percent and 20 percent, respectively, on an FX-adjusted basis), primarily driven by growth in our premium card portfolios.2
Service fees and other revenue increased 16 percent and 10 percent for the three and six month periods, respectively (12 percent and 11 percent, respectively, on an FX-adjusted basis), primarily driven by increases in foreign exchange related revenues associated with Card Member cross-currency spending, higher loyalty coalition-related fees and higher income from equity method investments primarily related to the partial sale of a card portfolio by one of our joint ventures.2
Interest income increased for both the three and six month periods, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense increased for both the three and six month periods, primarily driven by segment net asset growth, partially offset by a lower cost of funds due to lower interest rates.
2 Refer to footnote 1 on page 3 for details regarding foreign currency adjusted information.

Provisions for Credit Losses
Card Member loans provision for credit losses decreased for the three month period, primarily driven by a reserve release in the current period, versus a reserve build in the prior period, partially offset by higher net write-offs. Card Member loans provision for credit losses increased for the six month period, primarily driven by higher net write-offs, partially offset by a lower reserve build in the current period. The reserve release in the current three month period was primarily driven by lower delinquencies. The reserve build in the current six month period was primarily driven by an increase in loans outstanding. The reserve builds in the prior periods were primarily driven by increases in loans outstanding, partially offset by lower delinquencies.
Card Member receivables provision for credit losses increased for the three month period, primarily driven by a reserve build in the current period, versus a reserve release in the prior period, and higher net write-offs. Card Member receivables provision for credit losses increased for the six month period, primarily driven by a reserve build in the current period, versus a reserve release in the prior period, partially offset by lower net write-offs. The reserve build in the current three month period was primarily driven by an increase in receivables outstanding. The reserve build in the current six month period was primarily driven by higher delinquencies and an increase in receivables outstanding. The reserve releases in the prior periods were primarily driven by lower delinquencies.
Expenses
Total expenses increased for both the three and six month periods across all expense categories, primarily driven by higher Card Member rewards and Salaries and employee benefits and other expenses.
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
Marketing expense increased for the three month period and decreased for the six month period, primarily due to management decisions regarding the timing of spend on customer acquisitions and engagement campaigns for the full year.
Salaries and employee benefits and other expenses increased for both the three and six month periods, primarily due to increases in allocated service costs and compensation expenses.

Table 14: ICS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2025 vs. 2024	As of or for the Six Months Ended June 30,		Change 2025 vs. 2024
(Millions, except percentages and where indicated)	2025	2024		2025	2024
Billed business (billions)	$103.9	$90.2	15%	$196.7	$175.6	12%
Proprietary cards-in-force	22.5	21.5	5	22.5	21.5	5
Proprietary basic cards-in-force	16.9	16.0	6	16.9	16.0	6
Average proprietary basic Card Member spending (dollars)	$6,197	$5,681	9	$11,823	$11,122	6
Total segment assets	$46,500	$41,982	11	$46,500	$41,982	11
Card Member loans — consumer and small business:
Total loans	$19,512	$17,272	13	$19,512	$17,272	13
Average loans	$18,820	$16,838	12	$18,145	$16,616	9
Net write-off rate — principal, interest and fees (a)	2.5%	2.5%		2.4%	2.6%
Net write-off rate — principal only (a)	2.1%	2.1%		2.0%	2.1%
30+ days past due as a % of total	1.2%	1.2%		1.2%	1.2%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$285	$274		$575	$550
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	140	118		263	244
Interest income not attributable to our Card Member loan portfolio (c)	(11)	(15)		(22)	(30)
Adjusted net interest income (d)	$414	$377		$816	$764
Average Card Member loans	$18,820	$16,838		$18,145	$16,616
Net interest income divided by average Card Member loans (d)	6.1%	6.5%		6.4%	6.7%
Net interest yield on average Card Member loans (d)	8.8%	9.0%		9.1%	9.3%
Card Member receivables:
Total receivables	$21,479	$19,123	12%	$21,479	$19,123	12%
Net write-off rate — principal and fees (e)	1.5%	1.5%		1.4%	1.6%
Net write-off rate — principal only (a) — consumer and small business	1.5%	1.6%		1.4%	1.6%
30+ days past due as a % of total — consumer and small business	1.0%	0.9%		1.0%	0.9%
90+ days past billing as a % of total (e) — corporate	0.4%	0.4%		0.4%	0.4%
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

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended June 30,		Change 2025 vs. 2024		Six Months Ended June 30,		Change 2025 vs. 2024
(Millions, except percentages and where indicated)	2025	2024			2025	2024
Revenues
Non-interest revenues	$1,758	$1,684	$74	4%	$3,418	$3,339	$79	2%
Interest income	10	13	(3)	(23)	22	30	(8)	(27)
Interest expense	(165)	(176)	11	6	(308)	(374)	66	18
Net interest income	175	189	(14)	(7)	330	404	(74)	(18)
Total revenues net of interest expense	1,933	1,873	60	3	3,748	3,743	5	—
Provisions for credit losses	5	20	(15)	(75)	3	26	(23)	(88)
Total revenues net of interest expense after provisions for credit losses	1,928	1,853	75	4	3,745	3,717	28	1
Expenses
Business development and Card Member services	288	278	10	4	571	557	14	3
Marketing	96	96	—	—	172	169	3	2
Salaries and employee benefits and other operating expenses	490	(58)	548	#	958	437	521	#
Total expenses	874	316	558	#	1,701	1,163	538	46
Pretax segment income	1,054	1,537	(483)	(31)	2,044	2,554	(510)	(20)
Network volumes (billions)	472.0	440.6	$31	7	911.6	859.8	$52	6
Total segment assets	$18,324	$24,446		(25)%	$18,324	$24,446		(25)%
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
Total Revenues Net of Interest Expense
Non-interest revenues increased for both the three and six month periods, due to higher Discount revenue and Service fees and other revenue.
Discount revenue increased 4 percent and 3 percent for the three and six month periods, respectively, primarily driven by increases in billed business, partially offset by lower average merchant discount rates due to changes in global spend mix. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 5 percent and 2 percent for the three and six month periods, respectively, primarily driven by increases in network partnership revenues and foreign exchange related revenues associated with Card Member cross-currency spending, partially offset by Accertify revenues included in the prior year.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income decreased for both the three and six month periods, primarily due to lower interest expense credits, largely driven by decreases in interest rates in international markets, and for the six month period, lower average merchant payables.
Expenses
Total expenses increased for both the three and six month periods, primarily driven by higher Salaries and employee benefits and other expenses.
Business development expense increased for both the three and six month periods, primarily due to increased partner payments driven by higher volumes.
Marketing expense was flat for the three month period and increased for the six month period, primarily due to management decisions regarding the timing of spend on merchant engagement and other growth initiatives.
Salaries and employee benefits and other expenses increased for both the three and six month periods, primarily driven by the gain in the prior year recognized on the sale of Accertify included in the Other, net component of operating expenses.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $550 million and $502 million for the three months ended June 30, 2025 and 2024, respectively, and $1.2 billion and $1.1 billion for the six months ended June 30, 2025 and 2024, respectively. The increase in the pretax loss for the three month period was primarily driven by an increase in the value of deferred compensation liabilities and a decrease in foreign exchange gains, partially offset by net gains on Amex Ventures investments. The increase in the pretax loss for the six month period was primarily driven by a decrease in foreign exchange gains and lower net gains on Amex Ventures investments, partially offset by a decrease in the value of deferred compensation liabilities.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of American Express National Bank (AENB), as of June 30, 2025:
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of June 30, 2025
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.6%
American Express National Bank		11.1
Tier 1	8.5
American Express Company		11.3
American Express National Bank		11.1
Total	10.5
American Express Company		13.2
American Express National Bank		13.3
Tier 1 Leverage	4.0
American Express Company		9.7
American Express National Bank		8.7
Supplementary Leverage Ratio	3.0%
American Express Company		8.3
American Express National Bank		7.4%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company’s regulatory risk-based capital and risk-weighted assets as of June 30, 2025:
Table 17: Regulatory Risk-Based Capital Components and Risk-Weighted Assets

American Express Company ($ in Billions)	June 30, 2025
Risk-Based Capital
Common Equity Tier 1	$26.1
Tier 1 Capital	27.8
Tier 2 Capital	4.8
Total Capital	32.6

Risk-Weighted Assets	246.1
Average Total Assets to calculate the Tier 1 Leverage Ratio	285.2
Total Leverage Exposure to calculate the Supplementary Leverage Ratio	$335.7
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
Tier 1 Leverage Ratio — Calculated as Tier 1 capital divided by average total consolidated assets for the most recent quarter. Average total consolidated assets are net of amounts that are deducted from Tier 1 capital.
Supplementary Leverage Ratio — Calculated as Tier 1 capital divided by total leverage exposure. Total leverage exposure includes total average on-balance sheet assets and certain off-balance sheet exposures, net of amounts that are deducted from Tier 1 capital.
We continue to include accumulated other comprehensive income (loss) in regulatory capital.
We are subject to an annual supervisory stress test conducted by the Federal Reserve. We submitted our annual capital plan to the Federal Reserve in April 2025. On June 27, 2025, the Federal Reserve communicated our preliminary SCB requirement at 2.5 percent, effective from October 1, 2025 to September 30, 2026, subject to final confirmation by the Federal Reserve. This is the minimum SCB requirement under the applicable regulations and is consistent with our previously disclosed SCB in effect through September 30, 2025.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three and six months ended June 30, 2025, we returned $1,972 million and $3,226 million, respectively, to our shareholders in the form of share repurchases of $1,396 million and $2,074 million, respectively, and common stock dividends of $576 million and $1,152 million, respectively. We repurchased 4.7 million common shares at an average price of $291.68 in the second quarter of 2025.
In addition, during the three and six months ended June 30, 2025, we paid $15 million and $29 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.
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

Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of June 30, 2025 and December 31, 2024:
Table 18: Summary of Customer Deposits and Consolidated Debt

(Billions)	June 30, 2025	December 31, 2024
Customer deposits	$149.4	$139.4
Short-term borrowings	1.5	1.4
Long-term debt	58.2	49.7
Total customer deposits and debt	$209.1	$190.5
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Our funding needs are driven by, among other factors, maturing obligations, our liquidity position and the pace of growth in our loans and receivables balances. Our current funding plan for the full year 2025 includes, among other sources, approximately $12.0 billion to $16.0 billion of unsecured term debt issuance and approximately $6.0 billion to $10.0 billion of secured term debt issuance. Actual funding activities can vary due to various factors, such as future business growth, liquidity needs, the impact of global economic, political and other events on market capacity, demand for securities offered by us, regulatory changes, ability to securitize and sell loans and receivables, and the performance of loans and receivables previously sold in securitization transactions. Many of these factors are beyond our control.
We issued $13.0 billion of debt during the six months ended June 30, 2025, consisting of $9.1 billion of unsecured debt and $3.9 billion of asset-backed securities. The following table presents our debt issuances for the three months ended June 30, 2025:
Table 19: Debt Issuances

($ in Billions)	Three Months Ended June 30, 2025
American Express Company:
USD Floating Rate Senior Notes (compounded SOFR(a) plus 126 basis points)	$0.4
USD Fixed-to-Floating Rate Senior Notes (weighted-average coupon of 5.13% during the fixed rate period and compounded SOFR(a) plus weighted-average spread of 149 basis points during the floating rate period)	4.6
EUR Fixed-to-Floating Rate Senior Notes (coupon of 3.43% during the fixed rate period and 3-month EURIBOR(b) plus spread of 110 basis points during the floating rate period)	1.1
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 4.37%)	$2.5
Total	$8.6
(a)Secured overnight financing rate (SOFR).
(b)Euro Interbank Offered Rate (EURIBOR).

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

Deposit Programs
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per depositor, per ownership category through the FDIC; as of June 30, 2025, approximately 92 percent of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. The direct deposit program offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account, certificates of deposit (CDs), business checking and consumer rewards checking account products available directly to customers. As of June 30, 2025, our direct deposit program had approximately 3.6 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives. CDs carry stated maturities while high-yield savings account, checking account and third-party sweep deposit products do not. We manage the duration of our maturing obligations, including CDs, to reduce concentration and refinancing risk.
As of June 30, 2025 and December 31, 2024, we had $149.4 billion and $139.4 billion, respectively, in deposits. Refer to Note 6 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.
The following tables set forth the average interest rates we paid on different types of deposits during the three and six months ended June 30, 2025 and 2024. The change in the average interest rate we paid on our interest-bearing deposits compared to the prior year was primarily due to the impact of lower market interest rates offered for savings deposits.
Table 21: Average Interest Rates Paid on Deposits

	Three Months Ended June 30,
	2025			2024
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings accounts	$113,134	$1,012	3.6%	$100,510	$1,047	4.2%
Checking accounts	2,414	14	2.3	1,558	6	1.5
Certificates of deposit:
Direct	4,524	45	4.0	5,024	53	4.2
Third-party (brokered)	11,240	124	4.4	10,338	104	4.0
Sweep accounts — Third-party (brokered)	15,395	179	4.7	15,279	214	5.6
Total U.S. interest-bearing deposits	$146,707	$1,374	3.8%	$132,709	$1,424	4.3%

	Six Months Ended June 30,
	2025			2024
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings accounts	$111,755	$2,024	3.7%	$97,989	$2,065	4.2%
Checking accounts	2,298	21	1.8	1,495	10	1.4
Certificates of deposit:
Direct	4,408	88	4.0	5,241	110	4.2
Third-party (brokered)	10,255	221	4.4	11,455	229	4.0
Sweep accounts — Third-party (brokered)	15,405	356	4.7	15,442	436	5.7
Total U.S. interest-bearing deposits	$144,121	$2,710	3.8%	$131,622	$2,850	4.4%
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
The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as additional stress scenarios required under our liquidity risk policy. Additionally, we are subject to the regulatory requirements under the liquidity coverage ratio and net stable funding ratio rules, subject to applicable transition periods. See the “Supervision and Regulation — Capital and Liquidity Regulation” section of our Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Form 10-K) for more information. We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements.
As of June 30, 2025 and December 31, 2024, we had $57.9 billion and $40.6 billion in Cash and cash equivalents, respectively. Refer to the “Cash Flows” section below for a discussion of the major drivers impacting cash flows for the six months ended June 30, 2025. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary. During the three months ended June 30, 2025, interest income exceeded the interest expense associated with the liquidity portfolio.
Securitized Borrowing Capacity
As of June 30, 2025, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). On July 16, 2025, we extended the Charge Trust facility by two years to mature on July 17, 2028. We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2026, which gives us the right to sell up to $3.0 billion face amount of eligible AAA certificates from American Express Credit Account Master Trust (the Lending Trust). These facilities enhance our contingent funding resources and are also used in the ordinary course of business to fund working capital needs. As of June 30, 2025, $2.5 billion was drawn on the Charge Trust facility, which was subsequently repaid in full. No amount was drawn on the Lending Trust facility as of June 30, 2025.
Committed Bank Credit Facility
As of June 30, 2025, we maintained a committed syndicated bank credit facility of $4.0 billion with a maturity date of October 30, 2026. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. As of June 30, 2025, no amount was drawn on this facility.
Other Sources of Liquidity
In addition to cash and other liquid assets and the secured borrowing facilities and committed bank credit facility described above, as an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco through the discount window against the U.S. credit card loans and charge card receivables that it pledged.
As of June 30, 2025, AENB had available borrowing capacity of $78.0 billion based on the amount and collateral valuation of receivables that were pledged to the Federal Reserve Bank of San Francisco. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve and can change from time to time. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval.

Unused Credit Outstanding
As of June 30, 2025, we had approximately $496 billion of unused credit available to customers. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Charge card products with no pre-set spending limits are not reflected in unused credit.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the six months ended June 30:
Table 22: Cash Flows

(Billions)	2025	2024
Total cash provided by (used in):
Operating activities	$9.1	$10.1
Investing activities	(6.3)	(8.6)
Financing activities	14.3	4.8
Effect of foreign currency exchange rates on cash and cash equivalents	0.2	—
Net increase in cash and cash equivalents	$17.3	$6.3
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
In 2025, the net cash used in investing activities was primarily driven by higher loans outstanding and the acquisition of a business.
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
Antitrust Litigation
We continue to vigorously defend antitrust and other claims initiated by merchants and others. See Note 7 to the “Consolidated Financial Statements” for descriptions of the cases. It is possible that actions impairing the Card Member experience, or the resolution of one or any combination of these cases, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in these cases on our business, please see the “Risk Factors” section of the 2024 Form 10-K.
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
Among other things, these laws and regulations generally require us to establish AML/CFT programs that meet certain standards, including, policies and procedures to collect information from and verify the identities of our customers, and to monitor for and report suspicious transactions, in addition to other information gathering and recordkeeping requirements. Our AML/CFT programs have become the subject of heightened scrutiny and any errors, failures or delays in complying with AML/CFT laws, deficiencies in our AML/CFT programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activity could give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities or other enforcement actions.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance, credit reserve levels and the effective tax rate remaining consistent with current expectations and our ability to continue investing at high levels in areas that can drive sustainable growth (including our brand, value propositions, coverage, marketing, technology and talent), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: macroeconomic and geopolitical conditions, including the effects of announced or future tariff increases, global trade relations, changes to consumer and business confidence, international tensions, hostilities and instability, a slowdown in U.S. or global economic growth, higher rates of unemployment, changes in interest rates, inflation, supply chain issues, market volatility, energy costs and fiscal and monetary policies; the impact of any future contingencies, including, but not limited to, legal costs and settlements, the imposition of fines or monetary penalties, increases in Card Member remediation, investment gains or losses, restructurings, impairments and changes in reserves; issues impacting brand perceptions and our reputation; changes in the competitive environment; impacts related to acquisitions, cobrand and other partner agreements, portfolio sales and joint ventures; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense and the sustainability of our future growth, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: spending volumes and the spending environment not being consistent with expectations, including spending by U.S. consumer and small business Card Members, such as due to uncertain business and economic conditions, as well as a decline or slowdown in cross-border and travel & entertainment spending volumes; an inability to address competitive pressures, attract and retain customers, invest in and enhance our Membership Model of premium products, differentiated services and partnerships, successfully refresh our card products (including U.S. Consumer and Business Platinum Cards), grow spending and lending with customers across age cohorts (including Millennial and Gen-Z customers) and commercial segments and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global network; the effects of regulatory initiatives, including pricing and network regulation; merchant coverage growing less than expected or the reduction of merchant acceptance or the perception of coverage; increased surcharging, steering, suppression or other differential acceptance practices with respect to our products; merchant discount rates changing from our expectations; and changes in foreign currency exchange rates;
•net card fee revenues not performing consistently with expectations, which could be impacted by, among other things, the pace of Card Member acquisition activity and demand for our fee-based products; higher Card Member attrition rates; our inability to implement our strategy of refreshing card products and realize our anticipated growth from those refreshes; a decrease in the ability and desire of Card Members to pay card fees, such as due to a deterioration in macroeconomic conditions; the competitive environment and the perception of the value provided by premium cards; and our inability to deliver and enhance benefits and services, innovate with respect to our products and develop attractive premium value propositions for new and existing customers;
•net interest income, the effects of changes in interest rates and the growth of loans and Card Member receivables outstanding and revolving balances, being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; the effectiveness of our strategies to enhance Card Member value propositions, grow lending with premium customers and capture a greater share of Card Members’ spending and borrowings and attract new, and retain existing, customers; our ability to effectively enhance lending features on our products and manage underwriting risk; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; continued volatility and other changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on Card Member loans not remaining consistent with current expectations; and our deposit levels or the interest rates we offer on deposits changing from current expectations; loss or impacts to cobrand relationships; and governmental actions to cap credit card interest rates;

•future credit performance, the level of future delinquency, reserve and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on macroeconomic factors such as actual and projected unemployment rates, GDP and the volume of bankruptcies; the ability and willingness of Card Members to pay amounts owed to us; changes in loans and receivables outstanding, such as from the implementation of our strategy to capture spending and borrowings, or from changes in consumer behavior that affect loan and receivable balances (e.g., paydown and revolve rates); changes in the levels of customer acquisitions and the credit profiles of new customers acquired; card portfolio sales; the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; collections capabilities and recoveries of previously written-off loans and receivables; and the impact of the usage of debt settlement companies;
•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement costs to revenues, which could be impacted by continued changes in macroeconomic conditions and Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories), the redemption of rewards and offers (including travel redemptions) and usage of travel-related benefits; the costs related to reward point redemptions; investments and enhancements that we make with respect to our rewards programs and product benefits, such as in connection with card refreshes, including to make them attractive to Card Members and prospective customers, potentially in a manner that is not cost-effective; changes in our models or assumptions used to estimate these expenses; new and renegotiated contractual obligations with business partners, which may be affected by business partners with greater scale and leverage; our ability to identify and negotiate partner-funded value for Card Members; and the pace and cost of the expansion of our global lounge collection;
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
•our ability to control operating expenses, including relative to revenue growth, and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; our ability to realize operational efficiencies, including through increased scale and automation and continued adoption of artificial intelligence technologies; management’s ability to balance expense control and investments in the business and its decisions regarding spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; restructuring activity; fraud costs; inflation; supply chain issues and increased technology costs; expenses related to enterprise risk management and compliance and consulting, legal and other professional services fees, including as a result of our growth, litigation and internal and regulatory reviews; the impact of changes in foreign currency exchange rates on costs; regulatory assessments; the level of M&A activity and related expenses; information security or cybersecurity incidents; the payment of fines, penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the performance of Amex Ventures and other of our investments; and impairments of goodwill or other assets;
•our tax rate not remaining consistent with expectations, which could be impacted by, among other things, further changes in tax laws and regulation, the effects of the Organization for Economic Cooperation and Development’s global minimum tax guidelines, our geographic mix of income, unfavorable tax audits, assessments and tax litigation outcomes, and the occurrence or nonoccurrence of other discrete tax items;
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

•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure and competitor settlements and mergers that may materially impact the prices charged to merchants that accept American Express cards; merchant acceptance and surcharging, steering and suppression by merchants; the desirability of competitor premium card products and competition for partnerships and premium experiences, services and benefits; competition for new and existing cobrand relationships; competition from new and non-traditional competitors, such as financial technology companies, and with respect to new products, services and technologies, such as the emergence or increase in popularity of agentic commerce, digital payment platforms and currencies and other alternative payment mechanisms; and the success of marketing, promotion, rewards programs, offers and travel and lifestyle-related benefits (e.g., lounges, dining and entertainment);
•our ability to sustain our momentum and leadership in the premium consumer space, including with Millennial and Gen-Z consumers, and successfully refresh our U.S. Consumer Platinum Card®, which will be impacted in part by competition, levels of consumer demand for premium card products, brand perceptions (including perceptions related to merchant coverage) and reputation, and our ability to develop and market new benefits and value propositions that appeal to Card Members and new customers, grow spending with new and younger age cohort Card Members, offer attractive services and rewards programs and build greater customer loyalty, which will depend in part on identifying and funding investment opportunities, addressing changing customer behaviors, new product innovation and development, Card Member acquisition efforts and enrollment processes, including through digital channels, continuing to realize the benefits from strategic partnerships, successfully implementing our dining strategy and evolving our infrastructure to support new products, services and benefits;
•our ability to build on our leadership in commercial payments and successfully refresh our U.S. Business Platinum Card®, which will depend in part on competition, including from financial technology companies; the willingness and ability of companies to use credit and charge cards for procurement and other business expenditures as well as use our other products and services for financing needs; the acceptance of, and economics related to, B2B payment platforms; our ability to offer attractive value propositions and new products to current and potential customers; our ability to enhance and expand our payment, lending, cash flow and expense management solutions, increase customer engagement, and build out a multi-product digital ecosystem to integrate our broad product set, which is dependent on our continued investment in capabilities, features, functionalities, platforms and technologies and the successful integration of, and marketing of capabilities related to, our Center acquisition; and the success of our initiatives to support businesses, such as Small Business Saturday and other Shop Small campaigns;
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
•our ability to successfully invest in, benefit from and expand the use of technological developments, digital payments, servicing and travel solutions and other technological capabilities, which will depend in part on our success in evolving our products and processes for the digital environment, developing new features in our applications and platforms and enhancing our digital channels, effectively utilizing data and data platforms, building partnerships and executing programs with other companies, effectively utilizing artificial intelligence and machine learning and increasing automation, including to enhance our products and address servicing and other business and customer needs, and supporting the use of our products as a means of payment through online, mobile and other digital channels, all of which will be impacted by investment levels, customer and colleague receptiveness and ability to adopt new technologies, new product innovation and development and the platforms and infrastructure to support new products, services, benefits and partner integrations;
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
•a failure in or breach of our operational or security systems, processes or infrastructure, or those of third parties, including as a result of cyberattacks or outages, which could compromise the confidentiality, integrity, privacy and/or security of data, disrupt our operations, reduce the use and acceptance of American Express cards or our digital platforms and lead to regulatory scrutiny, litigation, remediation and response costs and reputational harm;
•changes in capital and credit market conditions, including those resulting from recent volatility, which may significantly affect our ability to meet our liquidity needs and expectations regarding capital ratios; our access to capital and funding costs; the valuation of our assets; and our credit ratings or those of our subsidiaries;
•our funding plan being implemented in a manner inconsistent with current expectations, which will depend on various factors such as future business growth, liquidity needs, the impact of global economic, political and other events on market capacity, demand for securities we offer, regulatory changes, our ability to securitize and sell loans and receivables and the performance of loans and receivables previously sold in securitization transactions;
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
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners, merchants that represent a significant portion of our business, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as business, economic and geopolitical conditions, consumer and business confidence and spending generally, unemployment rates, market volatility, political developments, further escalations or widening of international tensions, regional hostilities and military conflicts (such as in the Middle East and Ukraine), adverse developments affecting third parties, including other financial institutions, merchants or vendors, as well as severe weather conditions and natural disasters (e.g., hurricanes and wildfires), power loss, disruptions in telecommunications, pandemics, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, credit metrics and reserves, loan and receivable balances, deposit levels and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in the 2024 Form 10-K, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2025	2024
Revenues
Non-interest revenues
Discount revenue	$9,361	$8,855
Net card fees	2,480	2,060
Service fees and other revenue	1,828	1,688
Total non-interest revenues	13,669	12,603
Interest income
Interest on loans	5,648	5,092
Interest and dividends on investment securities	17	25
Deposits with banks and other	599	677
Total interest income	6,264	5,794
Interest expense
Deposits	1,374	1,425
Long-term debt and other	703	639
Total interest expense	2,077	2,064
Net interest income	4,187	3,730
Total revenues net of interest expense	17,856	16,333
Provisions for credit losses
Card Member receivables	226	226
Card Member loans	1,094	970
Other	85	72
Total provisions for credit losses	1,405	1,268
Total revenues net of interest expense after provisions for credit losses	16,451	15,065
Expenses
Card Member rewards	4,618	4,227
Business development	1,589	1,427
Card Member services	1,301	1,154
Marketing	1,555	1,480
Salaries and employee benefits	2,152	1,949
Other, net	1,686	1,038
Total expenses	12,901	11,275
Pretax income	3,550	3,790
Income tax provision	665	775
Net income	$2,885	$3,015
Earnings per Common Share (Note 14)(a)
Basic	$4.08	$4.16
Diluted	$4.08	$4.15
Average common shares outstanding for earnings per common share:
Basic	698	716
Diluted	699	717
(a)Represents net income less (i) earnings allocated to participating share awards of $18 million and $23 million for the three months ended June 30, 2025 and 2024, respectively, and (ii) dividends on preferred shares of $15 million for both the three months ended June 30, 2025 and 2024.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2025	2024
Revenues
Non-interest revenues
Discount revenue	$18,104	$17,235
Net card fees	4,813	4,034
Service fees and other revenue	3,550	3,366
Total non-interest revenues	26,467	24,635
Interest income
Interest on loans	11,200	10,150
Interest and dividends on investment securities	31	50
Deposits with banks and other	1,168	1,369
Total interest income	12,399	11,569
Interest expense
Deposits	2,711	2,852
Long-term debt and other	1,332	1,218
Total interest expense	4,043	4,070
Net interest income	8,356	7,499
Total revenues net of interest expense	34,823	32,134
Provisions for credit losses
Card Member receivables	372	422
Card Member loans	1,995	1,984
Other	188	131
Total provisions for credit losses	2,555	2,537
Total revenues net of interest expense after provisions for credit losses	32,268	29,597
Expenses
Card Member rewards	8,996	8,001
Business development	3,118	2,819
Card Member services	2,629	2,325
Marketing	3,041	2,956
Salaries and employee benefits	4,272	4,047
Other, net	3,332	2,514
Total expenses	25,388	22,662
Pretax income	6,880	6,935
Income tax provision	1,411	1,483
Net income	$5,469	$5,452
Earnings per Common Share (Note 14)(a)
Basic	$7.73	$7.49
Diluted	$7.71	$7.48
Average common shares outstanding for earnings per common share:
Basic	700	718
Diluted	701	719
(a)Represents net income less (i) earnings allocated to participating share awards of $36 million and $41 million for the six months ended June 30, 2025 and 2024, respectively, and (ii) dividends on preferred shares of $29 million for both the six months ended June 30, 2025 and 2024.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2025	2024	2025	2024
Net income	$2,885	$3,015	$5,469	$5,452
Other comprehensive income (loss):
Net unrealized debt securities gains (losses), net of tax	—	3	3	4
Foreign currency translation adjustments, net of hedges and tax	115	(49)	132	(136)
Net unrealized pension and other postretirement benefits, net of tax	3	1	12	4
Other comprehensive income (loss)	118	(45)	147	(128)
Comprehensive income	$3,003	$2,970	$5,616	$5,324
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2025, $11; 2024, $6)	$3,120	$3,413
Interest-bearing deposits in other banks	54,620	37,006
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2025, $96; 2024, $82)	197	221
Total cash and cash equivalents (includes restricted cash: 2025, $198; 2024, $427)	57,937	40,640
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2025, $3,952; 2024, $3,927), less reserves for credit losses: 2025, $193; 2024, $171	59,405	59,240
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2025, $26,664; 2024, $28,278), less reserves for credit losses: 2025, $5,767; 2024, $5,679	136,508	133,995
Card Member loans held for sale	2,405	758
Other loans, less reserves for credit losses: 2025, $272; 2024, $194	9,831	9,038
Investment securities	1,258	1,240
Premises and equipment, less accumulated depreciation and amortization: 2025, $11,369; 2024, $10,739	5,662	5,371
Other assets, less reserves for credit losses: 2025, $19; 2024, $27	22,550	21,179
Total assets	$295,556	$271,461
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$149,386	$139,413
Accounts payable	14,121	13,884
Short-term borrowings	1,493	1,374
Long-term debt (includes debt issued by consolidated variable interest entities: 2025, $16,274; 2024, $13,880)	58,202	49,715
Other liabilities	40,043	36,811
Total liabilities	$263,245	$241,197
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of June 30, 2025 and December 31, 2024	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 696 million shares as of June 30, 2025 and 702 million shares as of December 31, 2024	140	141
Additional paid-in capital	11,052	11,370
Retained earnings	24,367	22,148
Accumulated other comprehensive income (loss)	(3,248)	(3,395)
Total shareholders’ equity	32,311	30,264
Total liabilities and shareholders’ equity	$295,556	$271,461
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30 (Millions)	2025	2024
Cash Flows from Operating Activities
Net income	$5,469	$5,452
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	2,555	2,537
Depreciation and amortization	860	811
Stock-based compensation	285	280
Deferred taxes	(385)	(444)
Other items (a)	61	(728)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	(1,152)	63
Accounts payable & other liabilities	1,435	2,113
Net cash provided by operating activities	9,128	10,084
Cash Flows from Investing Activities
Sale of investments	1	31
Maturities and redemptions of investments	587	1,534
Purchase of investments	(769)	(762)
Net increase in loans and Card Member receivables, including Card Member loans held for sale (b)	(4,483)	(9,061)
Purchase of premises and equipment, net of sales: 2025, nil; 2024, $2	(1,049)	(961)
Acquisitions, net of cash acquired	(633)	—
Dispositions, net of cash disposed	—	584
Net cash used in investing activities	(6,346)	(8,635)
Cash Flows from Financing Activities
Net increase in customer deposits	9,943	4,630
Net increase in short-term borrowings	21	479
Proceeds from long-term debt	15,896	7,879
Payments of long-term debt	(7,895)	(4,151)
Issuance of American Express common shares	22	46
Repurchase of American Express common shares and other	(2,564)	(3,054)
Dividends paid	(1,102)	(973)
Net cash provided by financing activities	14,321	4,856
Effect of foreign currency exchange rates on cash and cash equivalents	194	(6)
Net increase in cash and cash equivalents	17,297	6,299
Cash and cash equivalents at beginning of period	40,640	46,596
Cash and cash equivalents at end of period	$57,937	$52,895
(a)Primarily includes gains/losses on fair value hedges, losses on tax credit investments, net gains and losses on Amex Ventures investments and movements in equity method investments. For the period ended on June 30, 2024, also includes the gain recognized on the sale of Accertify (refer to Note 1 for additional information).
(b)Includes Card Member loans held for sale (HFS) which were previously held for investment within Card Member loans and were reclassified on the Consolidated Balance Sheets effective June 1, 2025 and December 1, 2024. Refer to Note 1 for additional information on Card Member loans HFS recognized effective June 1, 2025.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended June 30, 2025 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of March 31, 2025	$31,202	$—	$140	$11,037	$(3,366)	$23,391
Net income	2,885	—	—	—	—	2,885
Other comprehensive income (loss)	118	—	—	—	118	—
Repurchase of common shares	(1,396)	—	—	(78)	—	(1,318)
Other changes	93	—	—	93	—	—
Cash dividends declared preferred Series D, $9,072.22 per share	(15)	—	—	—	—	(15)
Cash dividends declared common, $0.82 per share	(576)	—	—	—	—	(576)
Balances as of June 30, 2025	$32,311	$—	$140	$11,052	$(3,248)	$24,367

Six months ended June 30, 2025 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2024	$30,264	$—	$141	$11,370	$(3,395)	$22,148
Net income	5,469	—	—	—	—	5,469
Other comprehensive income (loss)	147	—	—	—	147	—
Repurchase of common shares	(2,074)	—	(1)	(114)	—	(1,959)
Other changes	(314)	—	—	(204)	—	(110)
Cash dividends declared preferred Series D, $17,947.22 per share	(29)	—	—	—	—	(29)
Cash dividends declared common, $1.64 per share	(1,152)	—	—	—	—	(1,152)
Balances as of June 30, 2025	$32,311	$—	$140	$11,052	$(3,248)	$24,367
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended June 30, 2024 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of March 31, 2024	$28,764	$—	$144	$11,354	$(3,155)	$20,421
Net income	3,015	—	—	—	—	3,015
Other comprehensive income (loss)	(45)	—	—	—	(45)	—
Repurchase of common shares	(1,767)	—	(1)	(117)	—	(1,649)
Other changes	91	—	—	95	—	(4)
Cash dividends declared preferred Series D, $9,269.44 per share	(15)	—	—	—	—	(15)
Cash dividends declared common, $0.70 per share	(503)	—	—	—	—	(503)
Balances as of June 30, 2024	$29,540	$—	$143	$11,332	$(3,200)	$21,265

Six months ended June 30, 2024 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2023	$28,057	$—	$145	$11,372	$(3,072)	$19,612
Net income	5,452	—	—	—	—	5,452
Other comprehensive income (loss)	(128)	—	—	—	(128)	—
Repurchase of common shares	(2,903)	—	(2)	(200)	—	(2,701)
Other changes	101	—	—	160	—	(59)
Cash dividends declared preferred Series D, $18,243.05 per share	(29)	—	—	—	—	(29)
Cash dividends declared common, $1.40 per share	(1,010)	—	—	—	—	(1,010)
Balances as of June 30, 2024	$29,540	$—	$143	$11,332	$(3,200)	$21,265
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The Company
We are a global payments and premium lifestyle brand powered by technology. Our colleagues around the world back our customers with differentiated products, services and experiences that enrich lives and build business success. Our various products and services are offered globally to consumers, small businesses, mid-sized companies and large corporations through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party service providers and business partners, in-house sales teams, direct mail, telephone and direct response advertising.
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
Business Events
Effective June 1, 2025, we reclassified $1.6 billion of Card Member loans related to the Amazon small business cobrand portfolio to Card Member loans HFS on the Consolidated Balance Sheets and released $144 million of associated reserve for credit losses, which was recognized within Provisions for credit losses in the Consolidated Statements of Income.
On April 16, 2025, we completed the acquisition of Center ID Corp. (Center), an expense management software company. As a result of the acquisition, we recognized $590 million of Goodwill that is reported within our Commercial Services (CS) segment.
On May 1, 2024, we completed the sale of fraud prevention solutions provider Accertify, Inc. (Accertify), a wholly owned subsidiary we acquired in 2010, the operations of which were reported within our Global Merchant and Network Services (GMNS) segment. The transaction resulted in a gain of $531 million ($479 million after tax), which was reported as a reduction to Other expense in the second quarter of 2024. Prior to the completion of the transaction, the carrying amount of Accertify’s net assets were not material to our financial position.
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
Card Member and Other loans as of June 30, 2025 and December 31, 2024 consisted of:
Table 2.1: Card Member and Other Loans

(Millions)	2025	2024
Consumer (a)	$109,160	$107,646
Small Business	33,072	31,991
Corporate	43	37
Card Member loans	142,275	139,674
Less: Reserves for credit losses	5,767	5,679
Card Member loans, net	$136,508	$133,995
Other loans, net (b)	$9,831	$9,038
(a)Includes approximately $26.7 billion and $28.3 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of June 30, 2025 and December 31, 2024, respectively.
(b)Other loans are presented net of reserves for credit losses of $272 million and $194 million as of June 30, 2025 and December 31, 2024, respectively.
Card Member receivables as of June 30, 2025 and December 31, 2024 consisted of:
Table 2.2: Card Member Receivables

(Millions)	2025	2024
Consumer	$24,598	$25,431
Small Business	18,982	18,619
Corporate (a)	16,018	15,361
Card Member receivables	59,598	59,411
Less: Reserves for credit losses	193	171
Card Member receivables, net	$59,405	$59,240
(a)Includes $4.0 billion and $3.9 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of June 30, 2025 and December 31, 2024, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following tables present the aging of Card Member loans and receivables as of June 30, 2025 and December 31, 2024:
Table 2.3: Card Member Loans and Receivables Aging

2025 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$107,714	$432	$326	$688	$109,160	$425	$423
Small Business	32,563	156	114	239	33,072	139	150
Corporate (a)	(b)	(b)	(b)	—	43	—	—
Card Member Receivables:
Consumer	24,407	65	41	85	24,598	—	—
Small Business	$18,765	$72	$48	97	18,982	—	—
Corporate (a)	(b)	(b)	(b)	$65	$16,018	$—	$—

2024 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (c)	Non-Accruals(d)
Card Member Loans:
Consumer	$106,155	$437	$329	$725	$107,646	$435	$464
Small Business	31,510	151	107	223	31,991	132	135
Corporate (a)	(b)	(b)	(b)	—	37	—	—
Card Member Receivables:
Consumer	25,255	58	39	79	25,431	—	—
Small Business	$18,400	$77	$54	88	18,619	—	—
Corporate (a)	(b)	(b)	(b)	$65	$15,361	$—	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Loans Aging and Gross Write-Offs by Origination Year
Generally, a customer loan is considered past due if payment due is not received within 30 days after the payment due date. The following tables present the aging and gross write-offs for other loans by year of origination as of or for the six months ended June 30, 2025, and as of or for the twelve months ended December 31, 2024:
Table 2.4: Other Loans Aging and Gross Write-Offs by Origination Year

2025 (Millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans (a)	Total
Current	$3,189	$3,321	$928	$117	$8	$62	$2,418	$10,043
30-59 Days Past Due	1	7	2	1	—	1	10	22
60-89 Days Past Due	1	6	3	1	—	—	8	19
90+ Days Past Due (b)	—	5	3	1	—	1	9	19
Total (c)	$3,191	$3,339	$936	$120	$8	$64	$2,445	$10,103
Gross Write-Offs	$2	$36	$28	$9	$—	$—	$46	$121

2024 (Millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans (a)	Total
Current	$4,950	$1,578	$356	$10	$14	$57	$2,209	$9,174
30-59 Days Past Due	5	5	2	—	—	—	10	22
60-89 Days Past Due	5	4	2	—	—	—	7	18
90+ Days Past Due (b)	4	4	2	—	—	1	7	18
Total (c)	$4,964	$1,591	$362	$10	$14	$58	$2,233	$9,232
Gross Write-Offs	$13	$59	$42	$6	$—	$—	$87	$207
(a)Revolving loans consist primarily of lines of credit offered to small business customers.
(b)Over 90 days past due includes $6 million as of both June 30, 2025 and December 31, 2024 of loans on which interest is still accruing. Our policy is generally to accrue interest through the date of write-off (typically 120 days past due) except for lines of credit offered to small business customers, where interest ceases to accrue at 90 days past due. We establish reserves for interest that we believe will not be collected.
(c)This total includes non-accrual loans of $19 million as of both June 30, 2025 and December 31, 2024. Non-accruals for consumer installment loans primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators for Loans and Card Member Receivables
The following table presents the key credit quality indicators as of or for the six months ended June 30:
Table 2.5: Credit Quality Indicators for Loans and Card Member Receivables

	2025			2024
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Consumer	2.2%	2.7%	1.3%	2.3%	2.8%	1.3%
Small Business	2.5%	2.9%	1.5%	2.3%	2.6%	1.3%
Card Member Receivables:
Consumer	0.9%	1.0%	0.8%	1.3%	1.4%	0.8%
Small Business	1.9%	2.0%	1.1%	2.0%	2.2%	1.1%
Corporate	(b)	0.5%	(c)	(b)	0.6%	(c)
Other Loans	2.1%	2.2%	0.6%	2.2%	2.3%	0.6%
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.4% as of both June 30, 2025 and 2024.
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
Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the loan is characterized as non-accrual), and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of June 30, 2025 and 2024, we had $38 million and $50 million, respectively, of unused credit available to customers with loans and receivables modified during each of the respective six month periods. In accordance with the modification agreement with the customer, loans and/or receivables may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide information relating to loans and receivables modifications for borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024:
Table 2.6: Loans and Receivables Modifications for Borrowers experiencing Financial Difficulty

	Three Months Ended June 30,
	2025				2024
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$520	0.5%	18.3%	(b)	$513	0.5%	18.2%	(b)
Small Business	205	0.6%	17.7%	(b)	185	0.6%	17.5%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	69	0.3%	(c)	31	92	0.4%	(c)	30
Small Business	114	0.6%	(c)	30	142	0.7%	(c)	29
Corporate	12	0.1%	(c)	10	9	0.1%	(c)	9
Other Loans	9	0.1%	—	17	12	0.1%	—	18
Interest Rate Reduction and Term Extension
Other Loans	17	0.2%	3.3%	21	18	0.2%	2.5%	19
Total	$946				$971

	Six Months Ended June 30,
	2025				2024
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$1,005	0.9%	18.3%	(b)	$1,039	1.0%	18.1%	(b)
Small Business	409	1.2%	17.7%	(b)	370	1.2%	17.5%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	130	0.5%	(c)	31	184	0.8%	(c)	29
Small Business	225	1.2%	(c)	30	283	1.5%	(c)	29
Corporate	16	0.1%	(c)	10	12	0.1%	(c)	9
Other Loans	20	0.2%	—	17	22	0.3%	—	19
Interest Rate Reduction and Term Extension
Other Loans	32	0.3%	3.2%	21	34	0.4%	2.4%	19
Total	$1,837				$1,944
(a)Represents the outstanding balances as of June 30, 2025 and 2024, respectively, of all modifications undertaken in the current and preceding three and six months for loans and receivables that remain in modification programs as of, or that defaulted on or before, June 30, 2025 and 2024, respectively. The outstanding balances include principal, fees, and accrued interest on loans and principal and fees on receivables. Modifications did not reduce the principal balance.
(b)For Card Member loans, we generally do not offer payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide information with respect to modified loans and receivables that defaulted during the three and six months ended June 30, 2025 and 2024, and were modified in the twelve months prior to the payment default. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program.
Table 2.7: Modified Loans and Receivables that Defaulted within Twelve Months of Modification

	Three Months Ended June 30,
	2025				2024
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card Member Loans
Consumer	$45	(b)	$—	$45	$40	(b)	$—	$40
Small Business	21	(b)	—	21	17	(b)	—	17
Corporate	—	(b)	—	—	—	(b)	—	—
Card Member Receivables
Consumer	(c)	$5	—	5	(c)	$5	—	5
Small Business	(c)	9	—	9	(c)	11	—	11
Corporate	(c)	1	—	1	(c)	—	—	—
Other Loans	—	—	2	2	—	—	1	1
Total	$66	$15	$2	$83	$57	$16	$1	$74

	Six Months Ended June 30,
	2025				2024
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card Member Loans
Consumer	$62	(b)	$—	$62	$56	(b)	—	$56
Small Business	29	(b)	—	29	24	(b)	—	24
Corporate	—	(b)	—	—	—	(b)	—	—
Card Member Receivables
Consumer	(c)	$6	—	6	(c)	$6	—	6
Small Business	(c)	14	—	14	(c)	15	—	15
Corporate	(c)	1	—	1	(c)	—	—	—
Other Loans	—	—	2	2	—	—	2	2
Total	$91	$21	$2	$114	$80	$21	$2	$103
(a)Represents the outstanding balances as of June 30, 2025 and 2024, respectively, of all modifications that defaulted in the periods presented and were modified in the twelve months prior to payment default. The outstanding balances include principal, fees and accrued interest on loans and principal and fees on receivables.
(b)For Card Member loans, we generally do not offer payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide information relating to the performance of loans and receivables that were modified during the prior twelve months and that remain in modification programs as of, or that defaulted on or before, June 30, 2025 and 2024:
Table 2.8: Performance of Modified Loans and Receivables

	As of June 30, 2025
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,608	$102	$40
Small Business	611	54	22
Corporate	—	—	—
Card Member Receivables:
Consumer	202	11	5
Small Business	328	30	10
Corporate	12	3	3
Other Loans	78	5	2
Total	$2,839	$205	$82

	As of June 30, 2024
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,725	$103	$44
Small Business	557	51	20
Corporate	—	—	—
Card Member Receivables:
Consumer	293	17	6
Small Business	427	42	13
Corporate	9	3	3
Other Loans	80	5	2
Total	$3,091	$221	$88
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables available to us as of June 30, 2025 and December 31, 2024, respectively, which were used, in conjunction with other inputs, to calculate reserves for credit losses:
Table 3.1: Key Macroeconomic Variables

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Second quarter of 2025	4%	3% - 7%	0.4%	4% - (4)%
Fourth quarter of 2025	4% - 7%	3% - 8%	3% - (3)%	3% - 1%
Fourth quarter of 2026	4% - 8%	3% - 7%	2%	2%
Fourth quarter of 2027	4% - 7%	3% - 6%	2%	4% - 2%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses increased for both the three and six months ended June 30, 2025, primarily driven by increases in loans outstanding and deterioration in the macroeconomic outlook used in our reserve models, partially offset by the release of a reserve upon the previously-mentioned reclassification of a small business cobrand portfolio to Card Member loans HFS.
Card Member loans reserve for credit losses increased for both the three and six months ended June 30, 2024, primarily driven by increases in loans outstanding, partially offset for the three month period by lower delinquencies.
The following table presents changes in the Card Member loans reserve for credit losses for the three and six months ended June 30:
Table 3.2: Changes in Card Member Loans Reserve for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2025	2024	2025	2024
Beginning Balance	$5,592	$5,271	$5,679	$5,118
Provisions (a)	1,094	970	1,995	1,984
Net write-offs (b)
Principal	(771)	(753)	(1,589)	(1,458)
Interest and fees	(167)	(160)	(345)	(310)
Other (c)	19	(7)	27	(13)
Ending Balance	$5,767	$5,321	$5,767	$5,321
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs. In addition, provisions for both the three and six months ended June 30, 2025 include the reserve release of $144 million upon the previously-mentioned reclassification of a small business cobrand portfolio to Card Member loans HFS in the second quarter of 2025. See Note 1 for additional information.
(b)Principal write-offs are presented less recoveries of $242 million and $179 million for the three months ended June 30, 2025 and 2024, respectively, and $463 million and $338 million for the six months ended June 30, 2025 and 2024, respectively. Recoveries of interest and fees were not significant.
(c)Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses increased for both the three and six months ended June 30, 2025, primarily driven by increases in receivables outstanding and deterioration in the macroeconomic outlook.
Card Member receivables reserve for credit losses increased for the three months ended June 30, 2024 and remained relatively flat for the six months ended June 30, 2024. The increase for the three months ended June 30, 2024 was primarily driven by an increase in receivables outstanding for U.S. consumer and U.S. small business customers.
The following table presents changes in the Card Member receivables reserve for credit losses for the three and six months ended June 30:
Table 3.3: Changes in Card Member Receivables Reserve for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2025	2024	2025	2024
Beginning Balance	$148	$151	$171	$174
Provisions (a)	226	226	372	422
Net write-offs (b)	(184)	(205)	(353)	(422)
Other (c)	3	(1)	3	(3)
Ending Balance	$193	$171	$193	$171
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $74 million and $78 million for the three months ended June 30, 2025 and 2024, respectively, and $147 million and $154 million for the six months ended June 30, 2025 and 2024, respectively.
(c)Primarily includes foreign currency translation adjustments.
Changes in Other Loans Reserve for Credit Losses
Other loans reserve for credit losses increased for each of the three and six months ended June 30, 2025 and 2024, primarily driven by increases in other loans outstanding.
The following table presents changes in the Other loans reserve for credit losses for the three and six months ended June 30:
Table 3.4: Changes in Other Loans Reserve for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2025	2024	2025	2024
Beginning Balance	$244	$136	$194	$126
Provisions (a)	78	49	183	102
Net write-offs (b)
Principal	(48)	(43)	(101)	(85)
Interest and Fees	(3)	(2)	(5)	(3)
Other	1	—	1	—
Ending Balance	$272	$140	$272	$140
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $8 million and $5 million for the three months ended June 30, 2025 and 2024, respectively, and $15 million and $9 million for the six months ended June 30, 2025 and 2024, respectively. Recoveries of interest and fees were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale (AFS) debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our AFS debt securities totaling $4 million and $3 million as of June 30, 2025 and December 31, 2024, respectively, presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of June 30, 2025 and December 31, 2024:
Table 4.1: Investment Securities

	2025				2024
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$56	$1	$(8)	$49	$57	$1	$(9)	$49
U.S. Government agency obligations	4	—	—	4	4	—	—	4
U.S. Government treasury obligations	303	—	(1)	302	289	—	(2)	287
Mortgage-backed securities (a)	10	—	—	10	11	—	(1)	10
Foreign government bonds and obligations	767	—	—	767	765	—	—	765
Other (b)	81	—	—	81	77	—	—	77
Equity securities (c)	53	—	(8)	45	53	4	(9)	48
Total	$1,274	$1	$(17)	$1,258	$1,256	$5	$(21)	$1,240
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock and mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about our AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024:
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
The following table summarizes the gross unrealized losses for AFS debt securities by ratio of fair value to amortized cost as of June 30, 2025 and December 31, 2024:
Table 4.3: AFS Gross Unrealized Losses by Ratio of Fair Value to Amortized Cost

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2025:
90–100%	—	$—	$—	5	$128	$(2)	5	$128	$(2)
Less than 90%	—	$—	$—	4	$17	$(7)	4	$17	$(7)
Total as of June 30, 2025	—	$—	$—	9	$145	$(9)	9	$145	$(9)
2024:
90–100%	—	$—	$—	30	$129	$(3)	30	$129	$(3)
Less than 90%	—	$—	$—	15	$23	$(9)	15	$23	$(9)
Total as of December 31, 2024	—	$—	$—	45	$152	$(12)	45	$152	$(12)
Contractual maturities for AFS debt securities with stated maturities as of June 30, 2025 were as follows:
Table 4.4: Contractual Maturities of AFS Debt Securities

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$989	$988
Due after 1 year but within 5 years	178	179
Due after 5 years but within 10 years	7	7
Due after 10 years	47	39
Total	$1,221	$1,213
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests in the Lending Trust was $13.1 billion and $14.6 billion as of June 30, 2025 and December 31, 2024, respectively, and in the Charge Trust was $1.5 billion and $3.9 billion as of June 30, 2025 and December 31, 2024, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust was $97 million and $88 million as of June 30, 2025 and December 31, 2024, respectively, and by the Charge Trust was $10 million and nil as of June 30, 2025 and December 31, 2024, respectively. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the six months ended June 30, 2025 and the year ended December 31, 2024, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of June 30, 2025 and December 31, 2024, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:
Table 6.1: Interest-bearing and Non-Interest-bearing Customer Deposits

(Millions)	2025	2024
U.S.:
Interest-bearing	$148,407	$138,433
Non-interest-bearing (includes Card Member credit balances of: 2025, $460; 2024, $513)	525	566
Non-U.S.:
Interest-bearing	18	17
Non-interest-bearing (includes Card Member credit balances of: 2025, $433; 2024, $395)	436	397
Total customer deposits	$149,386	$139,413
Customer deposits by deposit type as of June 30, 2025 and December 31, 2024 were as follows:
Table 6.2: Customer Deposits by Type

(Millions)	2025	2024
U.S. interest-bearing deposits:
Savings accounts	$113,720	$108,364
Checking accounts	2,511	2,045
Certificates of deposit:
Direct	4,739	4,303
Third-party (brokered)	12,020	8,109
Sweep accounts – Third-party (brokered)	15,417	15,612
Total U.S. interest-bearing deposits	$148,407	$138,433
Other deposits	86	72
Card Member credit balances	893	908
Total customer deposits	$149,386	$139,413
The scheduled maturities of certificates of deposit as of June 30, 2025 were as follows:
Table 6.3: Scheduled Maturities of Certificates of Deposit

(Millions)	2025	2026	2027	2028	2029	After 5 Years	Total
Certificates of deposit (a)	$4,212	$3,682	$3,650	$2,721	$669	$1,836	$16,770
(a)Includes $11 million of non-U.S. direct certificates of deposit as of June 30, 2025.
As of June 30, 2025 and December 31, 2024, certificates of deposit in denominations that met or exceeded the insured limit were $1.5 billion and $1.4 billion, respectively.

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
A majority of our derivative assets and liabilities as of June 30, 2025 and December 31, 2024 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of June 30, 2025, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of June 30, 2025 and December 31, 2024, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2025 and December 31, 2024:
Table 8.1: Fair Value of Derivative Assets and Liabilities

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$13	$23
Net investment hedges - Foreign exchange contracts	21	340	718	18
Total derivatives designated as hedging instruments	21	340	731	41
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	120	666	475	90
Total derivatives, gross	141	1,006	1,206	131
Derivative asset and derivative liability netting (b)	(118)	(91)	(118)	(91)
Cash collateral netting (c)	—	(18)	(60)	(23)
Total derivatives, net	$23	$897	$1,028	$17
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
We posted $622 million and $368 million as of June 30, 2025 and December 31, 2024, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $30.2 billion and $18.9 billion of fixed-rate debt obligations designated in fair value hedging relationships as of June 30, 2025 and December 31, 2024, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and six months ended June 30:
Table 8.2: Gains and Losses associated with Fair Value Hedges on Fixed-rate Long Term Debt

	Gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2025	2024	2025	2024
Fixed-rate long-term debt	$(137)	$(60)	$(400)	$73
Derivatives designated as hedging instruments	137	60	400	(74)
Total	$—	$—	$—	$(1)
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $30.5 billion and $18.9 billion as of June 30, 2025 and December 31, 2024, respectively, including the cumulative amount of fair value hedging adjustments of $427 million and $27 million for the respective periods.
We recognized in Interest expense on Long-term debt net increases of $29 million and $69 million for the three months ended June 30, 2025 and 2024, respectively, and net increases of $41 million and $132 million for the six months ended June 30, 2025 and 2024, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. We primarily designate foreign currency derivatives (typically foreign exchange forwards) and, in certain cases, we also designate foreign currency-denominated debt, as hedging instruments to reduce our exposure to changes in currency exchange rates on net investments in foreign subsidiaries with non-U.S. dollar functional currency.
We had notional amounts of approximately $15.2 billion and $14.3 billion designated as net investment hedges as of June 30, 2025 and December 31, 2024, respectively. The gain or loss on these net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, was a loss of $551 million and a gain of $197 million for the three months ended June 30, 2025 and 2024, respectively, and a loss of $749 million and a gain of $283 million for the six months ended June 30, 2025 and 2024, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for any of the three and the six months ended June 30, 2025 and 2024.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are primarily intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $31.4 billion and $28.8 billion as of June 30, 2025 and December 31, 2024, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $4 million and $27 million for the three months ended June 30, 2025 and 2024, respectively, and net gains of $19 million and $43 million for the six months ended June 30, 2025 and 2024, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
Our embedded derivative related to seller earnout shares granted to us upon the completion of a business combination in the second quarter of 2022 between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital had a notional amount of $78 million as of both June 30, 2025 and December 31, 2024. The changes in the fair value of the embedded derivative resulted in a loss of $7 million and a gain of $3 million for the three months ended June 30, 2025 and 2024, respectively, and losses of $24 million and $1 million for the six months ended June 30, 2025 and 2024, respectively, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of June 30, 2025 and December 31, 2024:
Table 9.1: Financial Assets and Financial Liabilities measured at Fair Value

	2025				2024
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$45	$45	$—	$—	$48	$48	$—	$—
Debt securities	1,213	—	1,132	81	1,192	—	1,115	77
Derivatives, gross (a)(b)	141	—	134	7	1,006	—	975	31
Total Assets	1,399	45	1,266	88	2,246	48	2,090	108
Liabilities:
Derivatives, gross (a)	1,206	—	1,206	—	131	—	131	—
Total Liabilities	$1,206	$—	$1,206	$—	$131	$—	$131	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following tables summarize the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2025 and December 31, 2024. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2025 and December 31, 2024, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.
Table 9.2: Fair Value of Financial Assets and Financial Liabilities measured at Amortized Cost

	Carrying Value	Corresponding Fair Value Amount
2025 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$58	$58	$57	$1	$—
Other financial assets (b)	63	63	—	63	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	146	152	—	—	152
Card Member loans HFS	2	2	—	—	2

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	162	162	—	162	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	17	17	—	17	—
Long-term debt (c)	$58	$59	$—	$59	$—

	Carrying Value	Corresponding Fair Value Amount
2024 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$41	$41	$39	$2	$—
Other financial assets (b)	63	63	—	63	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	143	149	—	—	149
Card Member loans HFS	1	1	—	—	1

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	155	155	—	155	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	12	12	—	12	—
Long-term debt (c)	$50	$50	$—	$50	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $4.0 billion and $3.9 billion held by a consolidated VIE as of June 30, 2025 and December 31, 2024, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $26.7 billion and $28.3 billion as of June 30, 2025 and December 31, 2024, respectively, and the fair values of Long-term debt were $16.5 billion and $14.0 billion as of June 30, 2025 and December 31, 2024, respectively.
(d)Presented as a component of Customer deposits on the Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. Equity investments without readily determinable fair values, which include investments in our Amex Ventures portfolio, are measured at fair value in periods subsequent to their initial recognition if they are determined to be impaired or where there is an observable price change for an identical or similar investment of the same issuer.
We generally estimate the fair value of these investments based on the observed transaction price. In addition, impairments on such investments are recorded to account for the difference between the estimated fair value and carrying value of an investment based on a qualitative assessment of impairment indicators such as business performance, general market conditions and the economic and regulatory environment. When an impairment triggering event occurs, the fair value measurement is generally derived by taking into account all available information, such as share prices of publicly traded peer companies, internal valuations performed by our investees, and other third-party fair value data. The fair value of these investments represents a Level 3 fair value measurement.
The carrying value of equity investments without readily determinable fair values totaled $1.0 billion and $0.9 billion as of June 30, 2025 and December 31, 2024, respectively, of which investments subject to nonrecurring Level 3 fair value measurement during the six months ended June 30, 2025 and the year ended December 31, 2024 totaled $0.4 billion and $1 million, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded unrealized gains of $91 million for both the three and six months ended June 30, 2025, and $67 million for both the three and six months ended June 30, 2024. Unrealized losses were nil and $11 million for the three months ended June 30, 2025 and 2024, respectively, and $38 million and $11 million for the six months ended June 30, 2025 and 2024, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains and losses for equity investments without readily determinable fair values totaled $1.2 billion and $0.5 billion as of June 30, 2025, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both June 30, 2025 and December 31, 2024.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $11 million, respectively, as of June 30, 2025 and $1 billion and $10 million, respectively, as of December 31, 2024, all of which were primarily related to our real estate arrangements and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Changes In Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and six months ended June 30, 2025 and 2024 were as follows:
Table 11.1: Changes in Accumulated Other Comprehensive Income (Loss)

(Millions), net of tax	Three Months Ended,
	June 30, 2025	Net Change	March 31, 2025	June 30, 2024	Net Change	March 31, 2024
Net Unrealized Gains (Losses) on Debt Securities	$(6)	$—	$(6)	$(10)	$3	$(13)
Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	(2,792)	115	(2,907)	(2,707)	(49)	(2,658)
Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	(450)	3	(453)	(483)	1	(484)
Accumulated Other Comprehensive Income (Loss)	$(3,248)	$118	$(3,366)	$(3,200)	$(45)	$(3,155)

(Millions), net of tax	Six Months Ended
	June 30, 2025	Net Change	December 31, 2024	June 30, 2024	Net Change	December 31, 2023
Net Unrealized Gains (Losses) on Debt Securities	$(6)	$3	$(9)	$(10)	$4	$(14)
Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	(2,792)	132	(2,924)	(2,707)	(136)	(2,571)
Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	(450)	12	(462)	(483)	4	(487)
Accumulated Other Comprehensive Income (Loss)	$(3,248)	$147	$(3,395)	$(3,200)	$(128)	$(3,072)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three and six months ended June 30 for the changes in each component of AOCI presented above:
Table 11.2: Tax Impact for Changes in Accumulated Other Comprehensive Income (Loss)

	Tax expense (benefit)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2025	2024	2025	2024
Net unrealized gains on debt securities	$—	$1	$—	$2
Foreign currency translation adjustment, net of hedges	(137)	7	(197)	56
Pension and other postretirement benefits	(6)	—	(7)	2
Total tax impact	$(143)	$8	$(204)	$60
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, for the three and six months ended June 30, 2025 and 2024 were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three and six months ended June 30:
Table 12.1: Components of Service Fees and Other Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2025	2024	2025	2024
Network partnership revenue (a)	$438	$408	$846	$794
Loyalty coalition, merchant and other service fees (b)	407	385	843	827
Foreign currency-related revenue	435	381	817	739
Delinquency fees	238	235	475	469
Travel commissions and fees	148	157	284	324
Other fees and revenues	162	122	285	213
Total Service fees and other revenue (a)	$1,828	$1,688	$3,550	$3,366
(a)Effective for the first quarter of 2025, Network partnership revenue, previously reported as Processed revenue on our Consolidated Statements of Income, is consolidated within Service fees and other revenue. Prior period amounts have been recast to conform to the current period presentation.
(b)Effective for the first quarter of 2025, the revenue line previously reported as Service fees was renamed to Loyalty coalition, merchant and other service fees to better reflect its nature and components.
The following is a detail of Other expenses for the three and six months ended June 30:
Table 12.2: Components of Other Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2025	2024	2025	2024
Data processing and equipment	$720	$701	$1,425	$1,358
Professional services	591	542	1,132	997
Gain on sale of Accertify (a)	—	(531)	—	(531)
Other	375	326	775	690
Total Other expenses	$1,686	$1,038	$3,332	$2,514
(a) Refer to Note 1 for additional information.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate was 18.7 percent and 20.4 percent for the three months ended June 30, 2025 and 2024, respectively and 20.5 percent and 21.4 percent for the six months ended June 30, 2025 and 2024, respectively. The lower effective tax rates for the three and six month periods primarily reflected discrete tax benefits in the current periods relating to the resolution of certain prior-year tax items.
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
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $126 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $126 million of unrecognized tax benefits, approximately $99 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Tax Credit Investments
As of June 30, 2025 and 2024, we had $1,697 million and $1,577 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, comprised of Low Income Housing Tax Credit investments and other qualifying investments. We account for such tax credit investments using the Proportional Amortization Method.
The following table presents tax credit investment expenses and associated income tax credits and other income tax benefits for the three and six months ended June 30:
Table 13.1: Tax Credit Investments Expenses and Credits

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2025	2024	2025	2024
Proportional amortization recognized in tax provision	$58	$48	$115	$95
Income tax credits and Other income tax benefits (a) recognized in tax provision	73	56	139	113
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and six months ended June 30 were as follows:
Table 14.1: Computation of Basic and Diluted Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Basic and diluted:
Net income	$2,885	$3,015	$5,469	$5,452
Preferred dividends	(15)	(15)	(29)	(29)
Net income available to common shareholders	$2,870	$3,000	$5,440	$5,423
Earnings allocated to participating share awards (a)	(18)	(23)	(36)	(41)
Net income attributable to common shareholders	$2,852	$2,977	$5,404	$5,382
Denominator:(a)
Basic: Weighted-average common stock	698	716	700	718
Add: Weighted-average stock options (b)	1	1	1	1
Diluted	699	717	701	719

Basic EPS	$4.08	$4.16	$7.73	$7.49
Diluted EPS	$4.08	$4.15	$7.71	$7.48
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.2 million and 0.1 million of options for the three months ended June 30, 2025 and 2024, respectively, and 0.1 million of options for both the six months ended June 30, 2025 and 2024 because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
The following tables present certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three and six months ended June 30:
Table 15.1: Selected Financial Information by Segment

Three Months Ended June 30, 2025 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$5,540	$3,422	$2,947	$1,758	$2	$13,669
Revenue from contracts with customers (b)	3,903	2,975	1,876	1,574	(7)	10,321
Interest income	3,795	1,240	620	10	599	6,264
Interest expense	782	450	335	(165)	675	2,077
Net interest income	3,013	790	285	175	(76)	4,187
Total revenues net of interest expense	8,553	4,212	3,232	1,933	(74)	17,856
Provisions for credit losses	829	360	210	5	1	1,405
Total revenues net of interest expense after provisions for credit losses	7,724	3,852	3,022	1,928	(75)	16,451
Expenses
Card Member rewards, business development and Card Member services (c)	3,967	1,790	1,452	288	11	7,508
Marketing	800	331	322	96	6	1,555
Salaries and employee benefits and other operating expenses	1,281	826	783	490	458	3,838
Total expenses	6,048	2,947	2,557	874	475	12,901
Pretax income (loss)	$1,676	$905	$465	$1,054	$(550)	$3,550
Total assets	$113,876	$62,152	$46,500	$18,324	$54,704	$295,556

Six Months Ended June 30, 2025 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$10,783	$6,687	$5,593	$3,418	$(14)	$26,467
Revenue from contracts with customers (b)	7,537	5,803	3,564	3,059	(16)	19,947
Interest income	7,558	2,442	1,216	22	1,161	12,399
Interest expense	1,539	882	641	(308)	1,289	4,043
Net interest income	6,019	1,560	575	330	(128)	8,356
Total revenues net of interest expense	16,802	8,247	6,168	3,748	(142)	34,823
Provisions for credit losses	1,460	689	402	3	1	2,555
Total revenues net of interest expense after provisions for credit losses	15,342	7,558	5,766	3,745	(143)	32,268
Expenses
Card Member rewards, business development and Card Member services (c)	7,849	3,536	2,764	571	23	14,743
Marketing	1,565	668	622	172	14	3,041
Salaries and employee benefits and other operating expenses	2,520	1,613	1,534	958	979	7,604
Total expenses	11,934	5,817	4,920	1,701	1,016	25,388
Pretax income (loss)	$3,408	$1,741	$846	$2,044	$(1,159)	$6,880

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended June 30, 2024 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$5,029	$3,333	$2,548	$1,684	$9	$12,603
Revenue from contracts with customers (b)	3,696	2,922	1,669	1,517	14	9,818
Interest income	3,474	1,051	577	13	679	5,794
Interest expense	771	430	303	(176)	736	2,064
Net interest income	2,703	621	274	189	(57)	3,730
Total revenues net of interest expense	7,732	3,954	2,822	1,873	(48)	16,333
Provisions for credit losses	706	349	192	20	1	1,268
Total revenues net of interest expense after provisions for credit losses	7,026	3,605	2,630	1,853	(49)	15,065
Expenses
Card Member rewards, business development and Card Member services (c)	3,587	1,633	1,302	278	8	6,808
Marketing	764	325	290	96	5	1,480
Salaries and employee benefits and other operating expenses	1,115	742	748	(58)	440	2,987
Total expenses	5,466	2,700	2,340	316	453	11,275
Pretax income (loss)	$1,560	$905	$290	$1,537	$(502)	$3,790
Total assets	$108,224	$58,993	$41,982	$24,446	$38,574	$272,219

Six Months Ended June 30, 2024 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$9,795	$6,527	$4,985	$3,339	$(11)	$24,635
Revenue from contracts with customers (b)	7,165	5,717	3,259	3,012	4	19,157
Interest income	6,955	2,056	1,160	30	1,368	11,569
Interest expense	1,519	844	610	(374)	1,471	4,070
Net interest income	5,436	1,212	550	404	(103)	7,499
Total revenues net of interest expense	15,231	7,739	5,535	3,743	(114)	32,134
Provisions for credit losses	1,433	704	374	26	—	2,537
Total revenues net of interest expense after provisions for credit losses	13,798	7,035	5,161	3,717	(114)	29,597
Expenses
Card Member rewards, business development and Card Member services (c)	6,943	3,126	2,505	557	14	13,145
Marketing	1,483	651	642	169	11	2,956
Salaries and employee benefits and other operating expenses	2,199	1,475	1,472	437	978	6,561
Total expenses	10,625	5,252	4,619	1,163	1,003	22,662
Pretax income (loss)	$3,173	$1,783	$542	$2,554	$(1,117)	$6,935
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue and certain service fees and other revenue from customers.
(c)Card Member rewards, business development and Card Member services expenses are generally correlated to volumes or are variable based on usage.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. Since December 31, 2024, there have been no material changes in our market risk exposures associated with interest rates. With respect to anticipated earnings denominated in foreign currencies for the next twelve months, the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar, net of hedges, would be approximately $186 million as of June 30, 2025.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)  ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (d)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2025
Repurchase programs(a)	580,372	$264.44	580,372	72,320,147
Employee transactions(b)	9,519	$265.04	N/A	N/A

May 1-31, 2025
Repurchase programs(a)	1,931,072	$289.29	1,931,072	70,389,075
Employee transactions(b)	—	$—	N/A	N/A

June 1-30, 2025
Repurchase programs(a)	2,226,905	$300.86	2,226,905	68,162,170
Employee transactions(b)	—	$—	N/A	N/A

Total
Repurchase programs(a)	4,738,349	$291.68	4,738,349	68,162,170
Employee transactions(b)	9,519	$265.04	N/A	N/A
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

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: July 18, 2025	By	/s/ Christophe Y. Le Caillec
Christophe Y. Le Caillec Chief Financial Officer

Date: July 18, 2025	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)