Form 10-Q
period 2025-09-30
AMERICAN EXPRESS CO
filed 2025-10-17
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 14, 2025
Common Shares (par value $0.20 per share)	688,851,653	Shares

AMERICAN EXPRESS COMPANY
FORM 10-Q
Throughout this report the terms “American Express,” “we,” “our” or “us,” refer to American Express Company and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise. The use of the term “partner” or “partnering” in this report does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of American Express’ relationship with any third parties. Amounts presented in this report may not sum and percentages may not recalculate due to rounding. Refer to the “MD&A ― Glossary of Selected Terminology” for the definitions of other key terms used in this report.

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
Beginning in the third quarter of 2025, we ceased reporting Net interest yield on average Card Member loans, a non-GAAP measure that was computed by dividing adjusted net interest income by average Card Member loans, and began reporting (together with prior period comparative information) Net interest yield on average Total loans and Card Member receivables, a GAAP measure that represents net interest income, computed on an annualized basis, divided by average Card Member loans, Card Members loans held for sale (HFS), Other loans and Card Member receivables. We believe that this new net interest yield metric reflects the evolution of our products over time, such as the expansion of lending features on our charge card portfolio. See Table 1 for more information.
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

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended September 30,		Change 2025 vs. 2024		As of or for the Nine Months Ended September 30,		Change 2025 vs. 2024
(Millions, except percentages, per share amounts and where indicated)	2025	2024			2025	2024
Selected Income Statement Data
Total revenues net of interest expense	$18,426	$16,636	$1,790	11%	$53,249	$48,770	$4,479	9%
Total revenues net of interest expense (FX-adjusted) (a)		16,674	1,752	11		48,734	4,515	9
Provisions for credit losses	1,287	1,356	(69)	(5)	3,842	3,893	(51)	(1)
Total expenses	13,314	12,076	1,238	10	38,702	34,738	3,964	11
Pretax income	3,825	3,204	621	19	10,705	10,139	566	6
Income tax provision	923	697	226	32	2,334	2,180	154	7
Net income	2,902	2,507	395	16	8,371	7,959	412	5
Earnings per common share — diluted (b)	$4.14	$3.49	$0.65	19%	$11.85	$10.97	$0.88	8%

Selected Balance Sheet and Common Share Data
Cash and cash equivalents	$54,706	$47,918	$6,788	14%	$54,706	$47,918	$6,788	14%
Total loans and Card Member receivables (c)	216,355	202,050	14,305	7	216,355	202,050	14,305	7
Total loans and Card Member receivables (FX-adjusted) (a)(c)		201,810	14,545	7		201,810	14,545	7
Customer deposits	149,883	135,438	14,445	11	149,883	135,438	14,445	11
Long-term debt	$57,787	$53,546	$4,241	8	$57,787	$53,546	$4,241	8
Average common shares outstanding — diluted	693	709	(16)	(2)	698	716	(18)	(3)
Cash dividends declared per common share	$0.82	$0.70	$0.12	17%	$2.46	$2.10	$0.36	17%

Selected Metrics and Ratios
Network volumes (billions)	$479.2	$441.0	$38	9%	$1,390.8	$1,300.8	$90	7%
Billed business (billions)	$421.0	387.3	34	9	$1,224.7	1,142.5	82	7
Billed business (billions) (FX-adjusted) (a)		$388.1	$33	8%		$1,142.7	$82	7%
Net interest yield (d)	8.2%	8.0%			8.1%	7.9%
Card Member loans and receivables
Net write-off rate — principal, interest and fees (e)	2.2%	2.2%			2.3%	2.3%
Net write-off rate — principal only — consumer and small business (e)(f)	1.9%	1.9%			2.0%	2.1%
30+ days past due as a % of total — consumer and small business (g)	1.3%	1.3%			1.3%	1.3%
Effective tax rate	24.1%	21.8%			21.8%	21.5%
Return on average equity (h)	35.9%	33.9%			35.4%	36.6%
Common Equity Tier 1	10.5%	10.7%			10.5%	10.7%
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
(b)Represents net income, less (i) earnings allocated to participating share awards of $20 million and $18 million for the three months ended September 30, 2025 and 2024, respectively, and $56 million and $59 million for the nine months ended September 30, 2025 and 2024, respectively, and (ii) dividends on preferred shares of $14 million and $15 million for the three months ended September 30, 2025 and 2024, respectively, and $43 million and $44 million for the nine months ended September 30, 2025 and 2024, respectively.
(c)Total loans reflects Card Member loans and Other loans.
(d)Represents net interest income, computed on an annualized basis, divided by average Card Member loans, Card Member loans HFS, Other loans and Card Member receivables.
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
(g)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Refer to Table 11 for 90+ days past billing metrics for corporate receivables.
(h)Return on average equity (ROE) is calculated by dividing (i) annualized net income for the period by (ii) average shareholders’ equity for the period.

Business Performance
We delivered strong results for the third quarter of 2025, with record levels of Card Member spending and excellent credit performance. During the quarter, we launched our refreshed U.S. Consumer and Business Platinum Cards with expanded lifestyle and business benefits and have seen strong early demand and engagement. Net income for the third quarter was $2.9 billion, or $4.14 per share, compared with net income of $2.5 billion, or $3.49 per share, a year ago.
Billed business growth accelerated to 9 percent year-over-year (8 percent on an FX-adjusted basis).1 G&S spend grew 9 percent, driven by strong retail spending, and T&E spend rebounded to 8 percent, primarily reflecting continuing strength in restaurant spend, our largest T&E spend category, as well as improved airline spend. U.S. Consumer Services billed business grew 9 percent, with continued strength in spending by Millennial and Gen-Z Card Members as our products continue to resonate with these cohorts. Commercial Services billed business grew 4 percent, reflecting continued modest growth from U.S. small and mid-sized enterprise (SME) Card Members. International Card Services billed business grew 14 percent (13 percent on an FX-adjusted basis), driven by continued strong growth in spend across all regions and customer types outside the United States.1 Total spend continues to be driven by transaction growth, up 10 percent in the quarter, a good indicator of engagement from our customer base.
Total revenues net of interest expense increased 11 percent year-over-year on both a reported and FX-adjusted basis.1 Growth in billed business drove a 7 percent increase in Discount revenue, our largest revenue line. Net card fee revenue growth moderated from the prior quarter due to our previous cycle of product refreshes. In connection with the launch of our updated U.S. Consumer and Business Platinum Cards, we increased the annual card fee, which will be applied for existing Card Members at renewal anniversaries after the applicable effective date and recognized over the annual card membership period. Service fees and other revenue grew at an elevated level, reflecting discrete transactions in the quarter. Net interest income grew 12 percent, primarily reflecting growth in balances and net yield expansion.
Total Loans and Card Member receivables increased 7 percent year-over-year, in line with recent trends. Provisions for credit losses decreased, primarily due to a lower reserve build compared to the prior year, partially offset by higher net write-offs. Net write-off and delinquency rates remained stable and best-in-class, supported by our premium global customer base, our strong focus on risk management and disciplined growth strategy.
Card Member rewards, Card Member services and Business development expenses, which are generally driven by volumes and usage, collectively grew faster than revenues as a result of enhancements to our value propositions, such as the expanded U.S. Platinum benefits, to drive Card Member engagement and acquire more Card Members, and the mix shift towards premium products. Marketing expense increased 9 percent year-over-year, as we continued to invest to acquire high spending, high credit-quality customers. During the third quarter, we acquired 3.2 million proprietary new cards. Operating expense growth continues to reflect our investments in enterprise risk management capabilities and technology to support business growth. We remain focused on driving marketing and operating expense efficiencies over time.
During the third quarter, we maintained our CET1 capital ratio within our target range of 10 to 11 percent and returned $2.9 billion of capital to our shareholders in the form of share repurchases and common stock dividends. We plan to continue to return to shareholders the excess capital we generate while managing our CET1 capital ratio within our target range and supporting balance sheet growth. Our robust capital, funding and liquidity positions provide us with significant flexibility to maintain a strong balance sheet.
Our strong third quarter performance continues to give us confidence in our Membership-focused business model and proven product refresh strategy as we navigate the evolving competitive landscape. While we recognize the uncertainty of the geopolitical and macroeconomic environment, we believe our differentiated business model, which includes our global premium customer base, spend- and fee-centric revenue mix and operating expense leverage, is resilient and positions us well to navigate a range of economic environments. We continue to manage the company for the long term, focusing on backing our customers and colleagues, exercising disciplined expense management and strategically investing in our business.
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

Results of Operations
The discussions in both “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three and nine months ended September 30, 2025 compared to the same periods in the prior year, as presented in the accompanying tables. Our results for the nine months ended September 30, 2024 reflect the sale of Accertify Inc. (Accertify), which closed on May 1, 2024, and resulted in a gain of $531 million ($479 million after tax; $0.66 per share), which was reported as a reduction to Other expense in the second quarter of 2024.
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
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended September 30,		Change 2025 vs. 2024		Nine Months Ended September 30,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024			2025	2024
Discount revenue	$9,413	$8,780	$633	7%	$27,517	$26,015	$1,502	6%
Net card fees	2,551	2,170	381	18	7,364	6,204	1,160	19
Service fees and other revenue	1,976	1,680	296	18	5,526	5,046	480	10
Total non-interest revenues	13,940	12,630	1,310	10	40,407	37,265	3,142	8
Total interest income	6,617	6,149	468	8	19,016	17,718	1,298	7
Total interest expense	2,131	2,143	(12)	(1)	6,174	6,213	(39)	(1)
Net interest income	4,486	4,006	480	12	12,842	11,505	1,337	12
Total revenues net of interest expense	$18,426	$16,636	$1,790	11%	$53,249	$48,770	$4,479	9%
Total Revenues Net of Interest Expense
Discount revenue increased for both the three and nine month periods, primarily driven by increases in billed business of 9 percent and 7 percent, respectively. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased for both the three and nine month periods, primarily driven by growth in our premium card portfolios. See Table 5 for more details on proprietary new card acquisitions, proprietary cards-in-force and average fee per card.
Service fees and other revenue increased for both the three and nine month periods, primarily driven by a gain related to an equity transaction by Global Business Travel Group, Inc., an equity method investee, resulting from its acquisition of CWT Holdings, LLC, as well as increases in foreign exchange-related revenues associated with Card Member cross-currency spending and network partnership revenues.
Interest income increased for both the three and nine month periods, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense was relatively flat for both the three and nine month periods, primarily reflecting lower interest rates paid on customer deposits, offset by growth in customer deposits and long-term debt.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended September 30,		Change 2025 vs. 2024		Nine Months Ended September 30,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024			2025	2024
Card Member loans
Net write-offs	$928	$853	$75	9%	$2,861	$2,621	$240	9%
Reserve build (release) (a)	102	261	(159)	(61)	164	477	(313)	(66)
Total	1,030	1,114	(84)	(8)	3,025	3,098	(73)	(2)
Card Member receivables
Net write-offs	183	187	(4)	(2)	536	609	(73)	(12)
Reserve build (release) (a)	7	(17)	24	#	26	(17)	43	#
Total	190	170	20	12	562	592	(30)	(5)
Other
Net write-offs — Other loans	47	46	1	2	153	134	19	14
Net write-offs — Other receivables	3	6	(3)	(50)	16	16	—	—
Reserve build (release) — Other loans (a)	15	14	1	7	92	28	64	#
Reserve (release) build — Other receivables (a)	2	6	(4)	(67)	(6)	25	(31)	#
Total	67	72	(5)	(7)	255	203	52	26
Total provisions for credit losses	$1,287	$1,356	$(69)	(5)%	$3,842	$3,893	$(51)	(1)%
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
Provisions for Credit Losses
Card Member loans provision for credit losses decreased for both the three and nine month periods, primarily due to lower reserve builds in the current periods, partially offset by higher net write-offs. The reserve builds in the current periods were primarily driven by increases in loans outstanding and, for the current nine month period, deterioration in the macroeconomic outlook used in our reserve models, partially offset by the release of a reserve upon the reclassification of a small business cobrand portfolio to Card Member loans HFS from held for investment. The reserve builds in the prior periods were primarily driven by increases in loans outstanding.
Card Member receivables provision for credit losses increased for the three month period, primarily due to a reserve build in the current period versus a reserve release in the prior period, partially offset by lower net write-offs. Card Member receivables provision for credit losses decreased for the nine month period, primarily due to lower net write-offs, partially offset by a reserve build in the current period versus a reserve release in the prior period. The reserve builds in the current periods were primarily driven by higher delinquencies and, for the current nine month period, deterioration in the macroeconomic outlook used in our reserve models and an increase in receivables outstanding. The reserve releases in the prior periods were primarily driven by decreases in receivables outstanding.
Other provision for credit losses decreased for the three month period, primarily due to a lower reserve build in the current period and lower net write-offs. Other provision for credit losses increased for the nine month period, primarily due to a higher reserve build in the current period and higher net write-offs. The reserve builds in the current periods were primarily driven by increases in other loans outstanding. The reserve builds in the prior periods were primarily driven by increases in other loans outstanding and, for the prior nine month period, a reserve related to amounts due from a merchant in bankruptcy.

Table 4: Expenses Summary

	Three Months Ended September 30,		Change 2025 vs. 2024		Nine Months Ended September 30,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024			2025	2024
Card Member rewards	$4,608	$4,168	$440	11%	$13,604	$12,169	$1,435	12%
Business development	1,611	1,430	181	13	4,729	4,249	480	11
Card Member services	1,477	1,179	298	25	4,106	3,504	602	17
Marketing	1,599	1,470	129	9	4,640	4,426	214	5
Salaries and employee benefits	2,239	2,049	190	9	6,511	6,096	415	7
Other, net	1,780	1,780	—	—	5,112	4,294	818	19
Total expenses	$13,314	$12,076	$1,238	10%	$38,702	$34,738	$3,964	11%
Expenses
Card Member rewards expense increased for both the three and nine month periods, driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $270 million and $1,005 million, and cobrand rewards expense of $169 million and $429 million for the three and nine month periods, respectively, all of which were primarily driven by higher billed business. The increase in Membership Rewards expense was also driven by spend growth on our premium products in categories that earn incremental rewards, and, in the nine month period, by a benefit in the prior year from enhancements to the models that estimate future redemptions of Membership Reward points by U.S. Card Members. The increase in cash back rewards expense also reflected the impact associated with a card product migration.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) at both September 30, 2025 and 2024.
Business development expense increased for both the three and nine month periods, primarily due to increased partner payments and higher client incentives, both of which were driven by higher network volumes.
Card Member services expense increased for both the three and nine month periods, primarily due to higher usage of Card Member benefits, the introduction of new U.S. Platinum benefits and growth in premium card accounts.
Marketing expense increased for both the three and nine month periods, primarily due to higher levels of spending on customer acquisition and brand advertising.
Salaries and employee benefits expense increased for both the three and nine month periods, primarily driven by higher compensation and incentive costs, partially offset by restructuring costs in the prior year.
Other expenses were flat for the three month period and increased for the nine month period. Both periods reflected higher professional services and technology costs, a prior-year release of a reserve associated with a merchant exposure for Card Member purchases and a one-time fee from a partner in the prior year, all offset by a prior-year increase in legal reserves. The nine month period also reflected the gain recognized in the prior year on the sale of Accertify.

Income Taxes
The effective tax rate was 24.1 percent and 21.8 percent for the three months ended September 30, 2025 and 2024, respectively, and 21.8 percent and 21.5 percent for the nine months ended September 30, 2025 and 2024, respectively. The higher effective tax rate for the three and nine month periods primarily reflected implementation of the global minimum tax and a California tax law change that increased the proportion of income taxable in that state, largely offset for the nine month period by increased discrete tax benefits.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2025 vs. 2024	As of or for the Nine Months Ended September 30,		Change 2025 vs. 2024
	2025	2024		2025	2024
Network volumes (billions)	$479.2	$441.0	9%	$1,390.8	$1,300.8	7%
Billed business	$421.0	$387.3	9	$1,224.7	$1,142.5	7
Cards-in-force (millions)	151.2	145.5	4	151.2	145.5	4
Proprietary cards-in-force	86.0	82.9	4	86.0	82.9	4
Basic cards-in-force (millions)	127.6	122.4	4	127.6	122.4	4
Proprietary basic cards-in-force	66.2	63.7	4	66.2	63.7	4
Average proprietary basic Card Member spending (dollars)	$6,387	$6,110	5	$18,751	$18,224	3
Average fee per card (dollars) (a)	$119	$105	13%	$116	$101	15%
Proprietary new cards acquired (millions)	3.2	3.3		9.6	10.0
Discount revenue as a % of Billed business	2.24%	2.27%		2.25%	2.28%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
Table 6: Network Volumes-Related Statistical Information

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Network volumes	9%	8%	7%	7%
Total billed business	9	8	7	7
U.S. Consumer Services	9		8
Commercial Services	4	4	3	3
International Card Services	14	13	13	13

Merchant industry billed business metrics
G&S spend (73% and 72% of billed business for the three and nine months ended September 30, 2025, respectively)	9	9	7	8
T&E spend (27% and 28% of billed business for the three and nine months ended September 30, 2025, respectively)	8%	8%	6%	6%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2025 vs. 2024	As of or for the Nine Months Ended September 30,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024		2025	2024
Card Member loans and receivables:
Net write-off rate — principal, interest and fees (a)	2.2%	2.2%		2.3%	2.3%
Net write-off rate — principal only — consumer and small business (a)(b)	1.9%	1.9%		2.0%	2.1%
30+ days past due as a % of total — consumer and small business (c)	1.3%	1.3%		1.3%	1.3%

Card Member loans:
Card Member loans	$144,814	$134,548	8%	$144,814	$134,548	8%
Credit loss reserves:
Beginning balance	$5,767	$5,321	8	$5,679	$5,118	11
Provisions — principal, interest and fees	1,030	1,114	(8)	3,025	3,098	(2)
Net write-offs — principal less recoveries	(760)	(701)	8	(2,349)	(2,159)	9
Net write-offs — interest and fees less recoveries	(168)	(152)	11	(512)	(462)	11
Other (d)	(1)	6	#	25	(7)	#
Ending balance	$5,868	$5,588	5	$5,868	$5,588	5
% of loans	4.1%	4.2%		4.1%	4.2%
% of past due	286%	297%		286%	297%
Average loans	$143,974	$132,956	8	$141,085	$128,652	10
Net write-off rate — principal, interest and fees (a)	2.6%	2.6%		2.7%	2.7%
Net write-off rate — principal only (a)	2.1%	2.1%		2.2%	2.2%
30+ days past due as a % of total	1.4%	1.4%		1.4%	1.4%

Card Member receivables:
Card Member receivables	$61,023	$59,042	3	$61,023	$59,042	3
Credit loss reserves:
Beginning balance	$193	$171	13	$171	$174	(2)
Provisions — principal and fees	190	170	12	562	592	(5)
Net write-offs — principal and fees less recoveries	(183)	(187)	(2)	(536)	(609)	(12)
Other (d)	—	2	#	3	(1)	#
Ending balance	$200	$156	28%	$200	$156	28%
% of receivables	0.3%	0.3%		0.3%	0.3%
Net write-off rate — principal and fees (a)	1.2%	1.3%		1.2%	1.4%
Net write-off rate — principal only — consumer and small business (a)(b)	1.3%	1.4%		1.3%	1.6%
30+ days past due as a % of total — consumer and small business (c)	1.0%	0.9%		1.0%	0.9%
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Refer to Table 11 for 90+ days past billing metrics for corporate receivables.
(d)Other includes foreign currency translation adjustments.

Business Segment Results of Operations
U.S. Consumer Services
Table 8: USCS Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenues
Non-interest revenues	$5,620	$5,028	$592	12%	$16,403	$14,823	$1,580	11%
Interest income	4,025	3,722	303	8	11,583	10,677	906	8
Interest expense	789	806	(17)	(2)	2,328	2,325	3	—
Net interest income	3,236	2,916	320	11	9,255	8,352	903	11
Total revenues net of interest expense	8,856	7,944	912	11	25,658	23,175	2,483	11
Provisions for credit losses	734	812	(78)	(10)	2,194	2,245	(51)	(2)
Total revenues net of interest expense after provisions for credit losses	8,122	7,132	990	14	23,464	20,930	2,534	12
Expenses
Card Member rewards, business development and Card Member services	4,145	3,570	575	16	11,994	10,513	1,481	14
Marketing	825	755	70	9	2,390	2,238	152	7
Salaries and employee benefits and other operating expenses	1,300	1,148	152	13	3,820	3,347	473	14
Total expenses	6,270	5,473	797	15	18,204	16,098	2,106	13
Pretax segment income	$1,852	$1,659	$193	12%	$5,260	$4,832	$428	9%
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
Discount revenue increased 9 percent and 7 percent for the three and nine month periods, respectively, primarily driven by increases in U.S. consumer billed business. See Tables 5, 6 and 9 for more details on billed business performance.
Net card fees increased 19 percent and 20 percent for the three and nine month periods, respectively, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 14 percent and 11 percent for the three and nine month periods, respectively, primarily driven by higher dining platform revenues, cash advance fees and travel commissions and fees from our consumer travel business. The increase in the nine month period was also driven by a discrete revenue adjustment in the current period related to certain cash advance fees from prior years.
Interest income increased for both the three and nine month periods, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense was relatively flat for both the three and nine month periods, reflecting a lower cost of funds due to lower interest rates, offset by segment net asset growth.

Provisions for Credit Losses
Card Member loans provision for credit losses decreased for both the three and nine month periods, primarily due to lower reserve builds in the current periods, partially offset by higher net write-offs. The reserve builds in the current periods were primarily driven by increases in loans outstanding and, for the current nine month period, deterioration in the macroeconomic outlook used in our reserve models. The reserve builds in the prior periods were primarily driven by increases in loans outstanding.
Card Member receivables provision for credit losses increased for the three month period, primarily due to a reserve build in the current period, versus a reserve release in the prior period, partially offset by lower net-write offs. Card Member receivables provision for credit losses decreased for the current nine month period, primarily due to lower net-write offs, partially offset by a reserve build in the current period, versus a reserve release in the prior period. The reserve builds in the current periods were primarily driven by higher delinquencies. The reserve releases in the prior periods were primarily driven by decreases in receivables outstanding and, for the prior nine month period, lower delinquencies.
Other provision for credit losses increased for both the three and nine month periods, primarily due to higher net write-offs and higher reserve builds in the current periods. The reserve builds in both current periods were primarily driven by increases in other loans outstanding.
Expenses
Total expenses increased for both the three and nine month periods, primarily driven by higher Card Member rewards, Card Member services and Salaries and employee benefits and other expenses.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by increases in Membership Rewards, cash back and cobrand rewards expenses, all of which were primarily driven by higher billed business. The increase in Membership Rewards expense was also driven by spend growth on our premium products in categories that earn incremental rewards and, in the nine month period, by the above-mentioned benefit from enhancements to the U.S. URR models made in the prior year. The increase in cash back rewards expense also reflected the impact associated with a card product migration.
Business development expense increased for both the three and nine month periods, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased for both the three and nine month periods, primarily due to higher usage of Card Member benefits, the introduction of new U.S. Platinum benefits and growth in premium card accounts.
Marketing expense increased for both the three and nine month periods, primarily due to higher levels of spending on customer acquisition and brand advertising.
Salaries and employee benefits and other expenses increased for both the three and nine month periods, primarily due to increases in allocated service costs and higher compensation costs.

Table 9: USCS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2025 vs. 2024	As of or for the Nine Months Ended September 30,		Change 2025 vs. 2024
(Millions, except percentages and where indicated)	2025	2024		2025	2024
Billed business (billions)	$177.5	$162.3	9%	$518.3	$480.8	8%
Proprietary cards-in-force	47.8	45.7	5	47.8	45.7	5
Proprietary basic cards-in-force	33.7	32.1	5	33.7	32.1	5
Average proprietary basic Card Member spending (dollars)	$5,291	$5,091	4	$15,634	$15,313	2
Total segment assets	$115,330	$106,201	9	$115,330	$106,201	9
Card Member loans and receivables:
Net write-off rate — principal, interest and fees (a)	2.3%	2.4%		2.4%	2.6%
Net write-off rate — principal only (a)	1.8%	1.9%		2.0%	2.1%
30+ days past due as a % of total	1.3%	1.3%		1.3%	1.3%
Card Member loans:
Total loans	$94,142	$86,752	9	$94,142	$86,752	9
Average loans	$93,781	$86,223	9	$91,772	$83,847	9
Net write-off rate — principal, interest and fees (a)	2.4%	2.6%		2.7%	2.8%
Net write-off rate — principal only (a)	2.0%	2.1%		2.1%	2.2%
30+ days past due as a % of total	1.4%	1.4%		1.4%	1.4%
Card Member receivables:
Total receivables	$12,827	$13,168	(3)%	$12,827	$13,168	(3)%
Net write-off rate — principal and fees (a)	0.9%	1.2%		0.8%	1.3%
Net write-off rate — principal only (a)	0.8%	1.1%		0.7%	1.2%
30+ days past due as a % of total	1.0%	0.7%		1.0%	0.7%
(a)Refer to Table 7 footnote (a).

Commercial Services
Table 10: CS Selected Income Statement Data

	Three Months Ended September 30,		Change 2025 vs. 2024		Nine Months Ended September 30,		Change 2025 vs. 2024
(Millions, except percentages)	2025	2024			2025	2024
Revenues
Non-interest revenues	$3,441	$3,304	$137	4%	$10,128	$9,831	$297	3%
Interest income	1,302	1,142	160	14	3,744	3,198	546	17
Interest expense	462	448	14	3	1,344	1,292	52	4
Net interest income	840	694	146	21	2,400	1,906	494	26
Total revenues net of interest expense	4,281	3,998	283	7	12,528	11,737	791	7
Provisions for credit losses	332	374	(42)	(11)	1,021	1,078	(57)	(5)
Total revenues net of interest expense after provisions for credit losses	3,949	3,624	325	9	11,507	10,659	848	8
Expenses
Card Member rewards, business development and Card Member services	1,730	1,627	103	6	5,266	4,753	513	11
Marketing	313	308	5	2	981	959	22	2
Salaries and employee benefits and other operating expenses	816	781	35	4	2,429	2,256	173	8
Total expenses	2,859	2,716	143	5	8,676	7,968	708	9
Pretax segment income	$1,090	$908	$182	20%	$2,831	$2,691	$140	5%
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
Discount revenue increased 3 percent and 2 percent for the three and nine month periods, respectively, primarily driven by increases in commercial billed business. See Tables 5, 6 and 11 for more details on billed business performance.
Net card fees increased 10 percent and 11 percent for the three and nine month periods, respectively, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 11 percent and 2 percent for the three and nine month periods, respectively, primarily driven by higher foreign exchange-related revenues associated with Card Member cross-currency spending. The increase in three month period was also driven by higher travel commissions and fees.
Interest income increased for both the three and nine month periods, primarily driven by growth in revolving loan balances.
Interest expense increased for both the three and nine month periods, primarily driven by segment net asset growth, partially offset by a lower cost of funds due to lower interest rates.

Provisions for Credit Losses
Card Member loans provision for credit losses decreased for both the three and nine month periods, primarily due to lower reserve builds in the current periods, partially offset by higher net write-offs. The reserve builds in the current periods were primarily driven by increases in loans outstanding and, for the current nine month period, deterioration in the macroeconomic outlook used in our reserve models, partially offset by the release of a reserve upon the reclassification of a small business cobrand portfolio to Card Member loans HFS. The reserve builds in the prior periods were primarily driven by increases in loans outstanding.
Card Member receivables provision for credit losses decreased for both the three and nine month periods, primarily due to lower net write-offs and reserve releases in the current periods, versus reserve builds in the prior periods. The reserve releases in the current periods were primarily driven by lower delinquencies.
Other provision for credit losses decreased for the three month period, primarily due to lower net write-offs. Other provision for credit losses increased for the nine month period, primarily due to a reserve build in the current period, versus a reserve release in the prior period, and higher net write-offs. The reserve build in the current nine month period was primarily driven by an increase in other loans outstanding.
Expenses
Total expenses increased for both the three and nine month periods. The increase in the three month period was primarily driven by higher Business development and Card Member rewards expenses. The increase in the nine month period was primarily driven by higher Card Member rewards and Salaries and employee benefits and other expenses.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by increases in Membership Rewards and cobrand rewards expenses, which were primarily driven by higher billed business. The increase in Membership Rewards expense was also driven by spend growth on our premium products in categories that earn incremental rewards and, in the nine month period, by the above-mentioned benefit from enhancements to the U.S. URR models made in the prior year.
Business development expense increased for both the three and nine month periods, primarily due to higher client incentives and increased partner payments, both of which were driven by higher billed business.
Card Member services expense increased for both the three and nine month periods, primarily due to growth in premium card accounts, contributing to a higher usage of business services benefits.
Marketing expense increased for both the three and nine month periods, primarily due to higher levels of spending on brand advertising.
Salaries and employee benefits and other expenses increased for both the three and nine month periods, primarily due to increases in compensation costs and allocated service costs. The increase in the three month period was partially offset by lower technology costs. The increase in the nine month period was also driven by higher litigation-related expenses.

Table 11: CS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2025 vs 2024	As of or for the Nine Months Ended September 30,		Change 2025 vs 2024
(Millions, except percentages and where indicated)	2025	2024		2025	2024
Billed business (billions)	$136.3	$131.0	4%	$401.0	$390.4	3%
Proprietary cards-in-force	15.4	15.5	(1)	15.4	15.5	(1)
Average Card Member spending (dollars)	$8,833	$8,474	4	$25,996	$25,319	3
Total segment assets	$64,305	$59,716	8	$64,305	$59,716	8
Card Member loans and receivables:
Net write-off rate — principal, interest and fees (a)	2.2%	2.0%		2.2%	2.1%
Net write-off rate — principal only — small business (a)(b)	2.3%	2.1%		2.3%	2.2%
30+ days past due as a % of total — small business	1.5%	1.4%		1.5%	1.4%
Card Member loans:
Total loans	$30,691	$29,869	3	$30,691	$29,869	3
Average loans	$30,548	$29,428	4	$30,705	$27,979	10
Net write-off rate — principal, interest and fees (a)	3.1%	2.6%		3.0%	2.7%
Net write-off rate — principal only (a)	2.6%	2.2%		2.6%	2.3%
30+ days past due as a % of total	1.6%	1.5%		1.6%	1.5%
Card Member receivables:
Total receivables	$26,688	$26,341	1%	$26,688	$26,341	1%
Net write-off rate — principal and fees (a)	1.1%	1.3%		1.2%	1.4%
Net write-off rate — principal only — small business (a)(b)	1.5%	1.8%		1.8%	2.0%
30+ days past due as a % of total — small business	1.1%	1.2%		1.1%	1.2%
90+ days past billing as a % of total — corporate (b)	0.4%	0.4%		0.4%	0.4%
(a)Refer to Table 7 footnote (a).
(b)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. Corporate receivables delinquency data for periods other than 90+ days past billing and the net write-off rate based on principal losses only are not available due to system constraints.

International Card Services
Table 12: ICS Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Revenues
Non-interest revenues	$3,034	$2,659	$375	14%	$8,627	$7,644	$983	13%
Interest income	652	588	64	11	1,868	1,748	120	7
Interest expense	350	311	39	13	991	921	70	8
Net interest income	302	277	25	9	877	827	50	6
Total revenues net of interest expense	3,336	2,936	400	14	9,504	8,471	1,033	12
Provisions for credit losses	218	158	60	38	620	532	88	17
Total revenues net of interest expense after provisions for credit losses	3,118	2,778	340	12	8,884	7,939	945	12
Expenses
Card Member rewards, business development and Card Member services	1,512	1,296	216	17	4,276	3,801	475	12
Marketing	350	287	63	22	972	929	43	5
Salaries and employee benefits and other operating expenses	815	740	75	10	2,349	2,212	137	6
Total expenses	2,677	2,323	354	15	7,597	6,942	655	9
Pretax segment income	$441	$455	$(14)	(3)%	$1,287	$997	$290	29%
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
Net card fees increased 19 percent for both the three and nine month periods, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 14 percent and 12 percent for the three and nine month periods, respectively (11 percent for both the three and nine month periods on an FX-adjusted basis), primarily driven by increases in foreign exchange related revenues associated with Card Member cross-currency spending, higher loyalty coalition-related fees and higher income from equity method investments primarily related to the partial sale of a card portfolio by one of our joint ventures.2
Interest income increased for both the three and nine month periods, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense increased for both the three and nine month periods, primarily driven by a higher cost of funds due to segment net asset growth, partially offset by lower interest rates.
2 Refer to footnote 1 on page 3 for details regarding foreign currency adjusted information.

Provisions for Credit Losses
Card Member loans provision for credit losses increased for the three month period, primarily due to higher net write-offs and a reserve build in the current period, versus a reserve release in the prior period. Card Member loans provision for credit losses increased for the nine month period, primarily due to higher net write-offs and a higher reserve build in the current period. The reserve builds in the current periods were primarily driven by increases in loans outstanding.
Card Member receivables provision for credit losses increased for both the three and nine month periods, primarily due to higher net write-offs and reserve builds in the current periods, versus reserve releases in the prior periods. The reserve builds in the current periods were primarily driven by increases in receivables outstanding and, for the current nine month period, higher delinquencies.
Expenses
Total expenses increased for both the three and nine month periods, primarily driven by higher Card Member rewards, Salaries and employee benefits and other expenses and Marketing expenses. The increase in the nine month period was also driven by higher Card Member services expenses.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by increases in cobrand rewards and Membership Rewards expenses, which were primarily driven by higher billed business.
Business development expense increased for both the three and nine month periods, primarily due to higher loyalty coalition-related costs and increased partner payments driven by higher billed business.
Card Member services expense increased for both the three and nine month periods, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased for both the three and nine month periods, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other expenses increased for both the three and nine month periods, primarily driven by a one-time fee from a partner in the prior year and higher allocated service costs.

Table 13: ICS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2025 vs. 2024	As of or for the Nine Months Ended September 30,		Change 2025 vs. 2024
(Millions, except percentages and where indicated)	2025	2024		2025	2024
Billed business (billions)	$106.9	$93.6	14%	$303.6	$269.2	13%
Proprietary cards-in-force	22.8	21.7	5	22.8	21.7	5
Proprietary basic cards-in-force	17.0	16.2	5	17.0	16.2	5
Average proprietary basic Card Member spending (dollars)	$6,307	$5,829	8	$18,136	$16,956	7
Total segment assets	$47,253	$43,073	10	$47,253	$43,073	10
Card Member loans and receivables:
Net write-off rate — principal, interest and fees (a)	2.0%	1.8%		1.9%	2.0%
Net write-off rate — principal only — consumer and small business (a)(b)	1.8%	1.7%		1.8%	1.9%
30+ days past due as a % of total — consumer and small business	1.1%	1.0%		1.1%	1.0%
Card Member loans — consumer and small business:
Total loans	$19,981	$17,927	11	$19,981	$17,927	11
Average loans	$19,645	$17,305	14	$18,608	$16,826	11
Net write-off rate — principal, interest and fees (a)	2.5%	2.4%		2.4%	2.5%
Net write-off rate — principal only (a)	2.1%	2.0%		2.0%	2.1%
30+ days past due as a % of total	1.2%	1.2%		1.2%	1.2%
Card Member receivables:
Total receivables	$21,508	$19,533	10%	$21,508	$19,533	10%
Net write-off rate — principal and fees (a)	1.5%	1.3%		1.4%	1.5%
Net write-off rate — principal only — consumer and small business (a)(b)	1.6%	1.4%		1.5%	1.6%
30+ days past due as a % of total — consumer and small business	1.0%	0.9%		1.0%	0.9%
90+ days past billing as a % of total — corporate (b)	0.3%	0.4%		0.3%	0.4%
(a)Refer to Table 7 footnote (a).
(b)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. Corporate receivables delinquency data for periods other than 90+ days past billing and the net write-off rate based on principal losses only are not available due to system constraints.

Global Merchant and Network Services
Table 14: GMNS Selected Income Statement and Other Data

	Three Months Ended September 30,		Change 2025 vs. 2024		Nine Months Ended September 30,		Change 2025 vs. 2024
(Millions, except percentages and where indicated)	2025	2024			2025	2024
Revenues
Non-interest revenues	$1,782	$1,667	$115	7%	$5,200	$5,006	$194	4%
Interest income	9	11	(2)	(18)	31	41	(10)	(24)
Interest expense	(181)	(169)	(12)	(7)	(489)	(543)	54	10
Net interest income	190	180	10	6	520	584	(64)	(11)
Total revenues net of interest expense	1,972	1,847	125	7	5,720	5,590	130	2
Provisions for credit losses	5	10	(5)	(50)	8	36	(28)	(78)
Total revenues net of interest expense after provisions for credit losses	1,967	1,837	130	7	5,712	5,554	158	3
Expenses
Business development and Card Member services	298	269	29	11	869	826	43	5
Marketing	105	112	(7)	(6)	277	281	(4)	(1)
Salaries and employee benefits and other operating expenses	524	465	59	13	1,482	902	580	64
Total expenses	927	846	81	10	2,628	2,009	619	31
Pretax segment income	1,040	991	49	5	3,084	3,545	(461)	(13)
Network volumes (billions)	479.2	441.0	$38	9	1,390.8	1,300.8	$90	7
Total segment assets	$18,879	$17,739		6%	$18,879	$17,739		6%
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
Discount revenue increased 5 percent and 4 percent for the three and nine month periods, respectively, primarily driven by increases in billed business, partially offset by lower average merchant discount rates due to shifts in merchant spend mix. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 10 percent and 4 percent for the three and nine month periods, respectively, primarily driven by increases in network partnership revenues and foreign exchange related revenues associated with Card Member cross-currency spending, partially offset in the nine month period by Accertify revenues included in the prior year.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased for the three month period and decreased for the nine month period. The increase in the three month period was primarily due to a higher interest expense credit, primarily driven by an increase in average merchant payables, partially offset by lower interest rates in international markets. The decrease in the nine month period was primarily due to a lower interest expense credit, primarily driven by lower interest rates in international markets.

Expenses
Total expenses increased for both the three and nine month periods, primarily driven by higher Salaries and employee benefits and other expenses.
Business development expense increased for both the three and nine month periods, primarily due to increased partner payments driven by higher volumes.
Marketing expense decreased for the three month period and was relatively flat for the nine month period, primarily due to management decisions regarding the timing of spend on merchant engagement and other growth initiatives.
Salaries and employee benefits and other expenses increased for both the three and nine month periods. The increase in the three month period was primarily driven by a prior-year release of a reserve associated with a merchant exposure for Card Member purchases, as well as an increase in legal reserves, partially offset by a decrease in allocated service costs. The increase in the nine month period was primarily driven by the gain in the prior year recognized on the sale of Accertify included in the Other, net component of operating expenses.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $598 million and $809 million for the three months ended September 30, 2025 and 2024, respectively, and $1.8 billion and $1.9 billion for the nine months ended September 30, 2025 and 2024, respectively. The decreases in the pretax loss for both periods were primarily driven by a prior-year increase in legal reserves and the previously-mentioned gain related to an equity transaction by Global Business Travel Group, Inc., an equity method investee, partially offset by increases in the value of deferred compensation liabilities.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of American Express National Bank (AENB), as of September 30, 2025:
Table 15: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of September 30, 2025
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.5%
American Express National Bank		11.0
Tier 1	8.5
American Express Company		11.1
American Express National Bank		11.0
Total	10.5
American Express Company		13.1
American Express National Bank		13.1
Tier 1 Leverage	4.0
American Express Company		9.5
American Express National Bank		8.5
Supplementary Leverage Ratio	3.0%
American Express Company		8.1
American Express National Bank		7.2%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company’s regulatory risk-based capital and risk-weighted assets as of September 30, 2025:
Table 16: Regulatory Risk-Based Capital Components and Risk-Weighted Assets

American Express Company ($ in Millions)	September 30, 2025
Risk-Based Capital
Common Equity Tier 1	$26,222
Tier 1 Capital	27,848
Tier 2 Capital	4,915
Total Capital	32,763

Risk-Weighted Assets	250,642
Average Total Assets to calculate the Tier 1 Leverage Ratio	292,875
Total Leverage Exposure to calculate the Supplementary Leverage Ratio	$344,532
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
We are subject to an annual supervisory stress test conducted by the Federal Reserve. We submitted our annual capital plan to the Federal Reserve in April 2025. On August 29, 2025, the Federal Reserve confirmed our SCB requirement at 2.5 percent, resulting in a minimum CET1 ratio of 7 percent, effective from October 1, 2025 to September 30, 2026.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three and nine months ended September 30, 2025, we returned $2,906 million and $6,131 million, respectively, to our shareholders in the form of share repurchases of $2,338 million and $4,412 million, respectively, and common stock dividends of $567 million and $1,719 million, respectively. We repurchased 7.3 million common shares at an average price of $315.26 in the third quarter of 2025. These share repurchase and common stock dividend amounts collectively represent approximately 101 percent and 74 percent of net income available to common shareholders during the three and nine month periods, respectively.
In addition, during the three and nine months ended September 30, 2025, we paid $14 million and $43 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.
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

Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of September 30, 2025 and December 31, 2024:
Table 17: Summary of Customer Deposits and Consolidated Debt

(Billions)	September 30, 2025	December 31, 2024
Customer deposits	$149.9	$139.4
Short-term borrowings	1.4	1.4
Long-term debt	57.8	49.7
Total customer deposits and debt	$209.1	$190.5
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
We issued $19.5 billion of debt during the nine months ended September 30, 2025, consisting of $13.1 billion of unsecured debt and $6.4 billion of asset-backed securities. The following table presents our debt issuances for the three months ended September 30, 2025:
Table 18: Debt Issuances

($ in Billions)	Three Months Ended September 30, 2025
American Express Company:
Floating Rate Senior Notes (compounded SOFR(a) plus 81 basis points)	$0.8
Fixed-to-Floating Rate Senior Notes (weighted-average coupon of 4.66% during the fixed rate period and compounded SOFR(a) plus weighted-average spread of 103 basis points during the floating rate period)	3.3
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 4.38%)	2.5
Total	$6.5
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

Deposit Programs
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per depositor, per ownership category through the FDIC; as of September 30, 2025, approximately 92 percent of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. The direct deposit program offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account, certificates of deposit (CDs), business checking and consumer rewards checking account products available directly to customers. As of September 30, 2025, our direct deposit program had approximately 3.8 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives. CDs carry stated maturities while high-yield savings account, checking account and third-party sweep deposit products do not. We manage the duration of our maturing obligations, including CDs, to reduce concentration and refinancing risk.
As of September 30, 2025 and December 31, 2024, we had $149.9 billion and $139.4 billion, respectively, in deposits. Refer to Note 6 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.
The following tables set forth the average interest rates we paid on different types of deposits during the three and nine months ended September 30, 2025 and 2024. The change in the average interest rate we paid on our interest-bearing deposits compared to the prior year was primarily due to the impact of lower market interest rates offered for savings deposits.
Table 20: Average Interest Rates Paid on Deposits

	Three Months Ended September 30,
	2025			2024
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings accounts	$113,934	$1,003	3.5%	$103,602	$1,089	4.2%
Checking accounts	2,649	8	1.2	1,731	6	1.4
Certificates of deposit:
Direct	4,914	48	3.9	4,831	52	4.3
Third-party (brokered)	11,875	132	4.4	7,899	83	4.2
Sweep accounts — Third-party (brokered)	15,431	180	4.6	15,194	215	5.6
Total U.S. interest-bearing deposits	$148,803	$1,370	3.7%	$133,257	$1,445	4.3%

	Nine Months Ended September 30,
	2025			2024
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings accounts	$112,430	$3,026	3.6%	$99,855	$3,154	4.2%
Checking accounts	2,417	29	1.6	1,577	16	1.4
Certificates of deposit:
Direct	4,577	136	4.0	5,114	162	4.2
Third-party (brokered)	10,727	353	4.4	10,212	312	4.1
Sweep accounts — Third-party (brokered)	15,414	536	4.6	15,395	651	5.6
Total U.S. interest-bearing deposits	$145,565	$4,080	3.7%	$132,153	$4,295	4.3%
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
As of September 30, 2025 and December 31, 2024, we had $54.7 billion and $40.6 billion in Cash and cash equivalents, respectively. Refer to the “Cash Flows” section below for a discussion of the major drivers impacting cash flows for the nine months ended September 30, 2025. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary. During the three months ended September 30, 2025, interest income exceeded the interest expense associated with the liquidity portfolio.
Securitized Borrowing Capacity
As of September 30, 2025, we maintained committed, revolving, secured borrowing facilities that give us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust) and up to $2.0 billion face amount of eligible AAA certificates from American Express Credit Account Master Trust (the Lending Trust). The Charge Trust facility has a maturity date of July 17, 2028. On September 26, 2025, we extended the Lending Trust facility by two years to mature on September 15, 2028, and decreased the maximum face amount of eligible AAA certificates that can be sold using this facility from $3.0 billion to $2.0 billion. These facilities enhance our contingent funding resources and are also used in the ordinary course of business to fund working capital needs. As of September 30, 2025, no amounts were drawn on the Charge Trust facility or Lending Trust facility.
Committed Bank Credit Facility
As of September 30, 2025, we maintained a committed syndicated bank credit facility of $6.0 billion. On September 24, 2025, we extended this facility by two years to mature on September 24, 2028, and increased the maximum borrowing capacity from $4.0 billion to $6.0 billion. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. As of September 30, 2025, no amount was drawn on this facility.
Other Sources of Liquidity
In addition to cash and other liquid assets and the secured borrowing facilities and committed bank credit facility described above, as an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco through the discount window against the U.S. credit card loans and charge card receivables that it pledged.
As of September 30, 2025, AENB had available borrowing capacity of $79.0 billion based on the amount and collateral valuation of receivables that were pledged to the Federal Reserve Bank of San Francisco. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve and can change from time to time. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval.

Unused Credit Outstanding
As of September 30, 2025, we had approximately $505 billion of unused credit available to customers. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Charge card products with no pre-set spending limits are not reflected in unused credit.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the nine months ended September 30:
Table 21: Cash Flows

(Billions)	2025	2024
Total cash provided by (used in):
Operating activities	$15.4	$8.3
Investing activities	(12.9)	(12.2)
Financing activities	11.4	5.2
Effect of foreign currency exchange rates on cash and cash equivalents	0.3	—
Net increase in cash and cash equivalents	$14.1	$1.3
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
In 2025, the net cash provided by operating activities was driven by cash generated from net income for the period and higher net operating liabilities, primarily driven by higher book overdrafts due to timing differences arising in the ordinary course of business.
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
Net interest yield — Represents net interest income, computed on an annualized basis, divided by average Card Member loans, Card Member loans HFS, Other loans and Card Member receivables. Reserves and net write-offs related to uncollectible interest are recorded through provision for credit losses and are thus not included in the net interest yield calculation.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance, credit reserve and expense levels and the effective tax rate remaining consistent with current expectations and our ability to continue investing at high levels in areas that can drive sustainable growth (including our brand, value propositions, coverage, marketing, technology and talent), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: macroeconomic and geopolitical conditions, including a slowdown in U.S. or global economic growth, changes to consumer and business confidence, higher rates of unemployment, global trade relations and the effects of announced or future tariffs, international tensions, hostilities and instability, changes in interest rates, inflation, supply chain issues, market volatility, energy costs, the duration of the U.S. government shutdown and fiscal and monetary policies; the impact of any future contingencies, including, but not limited to, legal costs and settlements, the imposition of fines or monetary penalties, increases in Card Member remediation, investment gains or losses, restructurings, impairments and changes in reserves; issues impacting brand perceptions and our reputation; changes in the competitive environment; impacts related to acquisitions, cobrand and other partner agreements, portfolio sales, joint ventures and other investments; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense and the sustainability of our future growth, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: spending volumes and the spending environment not being consistent with expectations, including spending by U.S. consumer and small & mid-sized business Card Members, such as due to uncertain business and economic conditions; an inability to address competitive pressures, attract and retain customers, invest in and enhance our Membership Model of premium products, differentiated services and partnerships, successfully refresh our card products (including U.S. Consumer and Business Platinum Cards), grow spending and lending with customers across age cohorts (including Millennial and Gen-Z customers) and commercial segments and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global network; the effects of regulatory initiatives, including pricing and network regulation; merchant coverage growing less than expected or the reduction of merchant acceptance or the perception of coverage; increased surcharging, steering, suppression or other differential acceptance practices with respect to our products; merchant discount rates changing from our expectations; and changes in foreign currency exchange rates;
•net card fee revenues not performing consistently with expectations, which could be impacted by, among other things, the pace of Card Member acquisition activity and demand for our fee-based products; higher Card Member attrition rates; the success and timing of our refreshes of our card products (including U.S. Consumer and Business Platinum Cards); a decrease in the ability and desire of Card Members to pay card fees, such as due to a deterioration in macroeconomic conditions or as a result of changes in card fees; the competitive environment and the perception of the value provided by premium cards; and our inability to deliver and enhance benefits and services, innovate with respect to our products and develop attractive premium value propositions for new and existing customers;
•net interest income, the effects of changes in interest rates and the growth of loans and Card Member receivables outstanding and revolving balances, being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; the effectiveness of our strategies to enhance Card Member value propositions, grow lending with premium customers and capture a greater share of Card Members’ spending and borrowings and attract new, and retain existing, customers; our ability to effectively introduce and enhance lending features on our products and manage underwriting risk; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; continued volatility and other changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on Card Member loans not remaining consistent with current expectations; and our deposit levels or the interest rates we offer on deposits changing from current expectations; loss or impacts to cobrand relationships; and governmental actions to cap credit card interest rates;

•future credit performance, the level of future delinquency, reserve and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on macroeconomic factors such as actual and projected unemployment rates, GDP and the volume of bankruptcies; the ability and willingness of Card Members to pay amounts owed to us; changes in loans and receivables outstanding, such as from the implementation of our strategy to capture spending and borrowings, or from changes in consumer behavior that affect loan and receivable balances (e.g., paydown and revolve rates); changes in the levels of customer acquisitions and the credit profiles of new customers acquired; card portfolio sales; the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; the effects of the resumption of student loan repayments; collections capabilities and recoveries of previously written-off loans and receivables; and the impact of the usage of debt settlement companies;
•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement costs to revenues, which could be impacted by continued changes in macroeconomic conditions and Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories), the redemption of rewards and offers (including travel redemptions) and usage of travel-, lifestyle- and business-related benefits; the costs related to reward point redemptions; investments and enhancements that we make with respect to our rewards programs and product benefits, such as in connection with card refreshes (including U.S. Consumer and Business Platinum Cards), including to make them attractive to Card Members and prospective customers, potentially in a manner that is not cost-effective; levels of Card Member acquisitions on premium card products; changes in our models or assumptions used to estimate these expenses; new and renegotiated contractual obligations with business partners, which may be affected by business partners with greater scale and leverage; our ability to identify and negotiate partner-funded value for Card Members; and the pace and cost of the expansion of our global lounge collection;
•the actual amount we spend on marketing in the future and the effectiveness and efficiency of our marketing spend, which will be based in part on continued changes in the macroeconomic and competitive environment and business performance, including the levels of demand for our products; our ability to realize marketing efficiencies, such as through the personalization of offers, and balance expense control and investments in the business; management’s decisions regarding the timing of spending on marketing and the effectiveness of management’s investment optimization process; management’s identification and assessment of attractive investment opportunities; management’s ability to develop premium value propositions and drive customer demand, including continued customer spend growth and retention; and the receptivity of Card Members and prospective customers to advertising and customer acquisition initiatives;
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
•our tax rate not remaining consistent with expectations, which could be impacted by, among other things, further changes in tax laws and regulation, the implementation by jurisdictions of the Organization for Economic Cooperation and Development’s global minimum tax guidelines and exemptions to the global minimum tax, our geographic mix of income, unfavorable tax audits, assessments and tax litigation outcomes, and the occurrence or nonoccurrence of other discrete tax items;
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

•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure and competitor settlements and transactions that may materially impact the prices charged to merchants that accept American Express cards; merchant acceptance and surcharging, steering and suppression by merchants; the desirability of competitor premium card products and competition for partnerships and premium experiences, services and benefits; competition for new and existing cobrand relationships; competition from new and non-traditional competitors, such as financial technology companies, and with respect to new products, services and technologies, such as the emergence or increase in popularity of agentic commerce, digital payment platforms and currencies and other alternative payment mechanisms; and the success of marketing, promotion, rewards programs, offers and travel-, lifestyle- and business-related benefits (e.g., lounges, dining, entertainment and business tools);
•our ability to sustain our momentum and leadership in the premium consumer space, including with Millennial and Gen-Z consumers, and the success of the refresh of our U.S. Consumer Platinum Card®, which will be impacted in part by competition, levels of consumer demand for premium card products, brand perceptions (including perceptions related to merchant coverage) and reputation, and our ability to develop and market new benefits, services, experiences and other value propositions, as well as new digital capabilities, that appeal to Card Members and new customers, grow spending with new and younger age cohort Card Members, offer attractive services and rewards programs and build greater customer loyalty, which will depend in part on identifying and funding investment opportunities, addressing changing customer behaviors, new product innovation and development, Card Member acquisition efforts and enrollment processes, including through digital channels, continuing to realize the benefits from strategic partnerships, successfully implementing our dining strategy and evolving our infrastructure to support new products, services and benefits;
•our ability to build on our leadership in commercial payments and the success of the refresh of our U.S. Business Platinum Card®, which will depend in part on competition, including from financial technology companies; the willingness and ability of companies to use credit and charge cards for procurement and other business expenditures as well as use our other products and services for financing needs; the acceptance of, and economics related to, B2B payment platforms; our ability to offer attractive value propositions and new products to current and potential customers; our ability to enhance and expand our payment, lending, cash flow and expense management solutions, increase customer engagement, and build out a multi-product digital ecosystem to integrate our broad product set, which is dependent on our continued investment in capabilities, features, functionalities, platforms and technologies and the successful integration of, and introduction of capabilities related to, our Center acquisition; and the success of our initiatives to support businesses, such as Small Business Saturday and other Shop Small campaigns;
•our ability to expand merchant coverage globally and our success, as well as the success of third-party merchant acquirers, aggregators and processors, in signing merchants to accept American Express, which will depend on, among other factors, the value propositions offered to merchants and merchant acquirers for card acceptance, the awareness and willingness of Card Members to use American Express cards at merchants, scaling marketing and expanding programs to increase card usage, identifying and growing acceptance in low- and new-to-plastic industries and businesses as they form, working with commercial buyers and suppliers to establish B2B acceptance, executing on our plans to increase coverage in priority international cities, destinations, countries and industry verticals, merchant point-of-sale practices, and continued network investments, including in capabilities that allow for greater digital integration and modernization of our authorization platform;
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

•our ability to successfully implement our dining strategy and grow our dining platform, which will depend in part on our ability to grow the number of diners, restaurants and other bookable venues using the platform and transactions on the platform; expand and innovate in the tools and capabilities offered through the platform, including integrating the Tock and Rooam acquisitions and benefiting from their added capabilities, users and/or bookable venues; successfully implement partnerships and compete with other dining platforms and means of booking venues; and effectively utilize our dining platform to provide value to Card Members and merchants and sell our products and services;
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
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including of cobrand partners, merchants that represent a significant portion of our business, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as business, economic and geopolitical conditions, consumer and business confidence and spending generally, unemployment rates, market volatility, government shutdowns and other political developments, further escalations or widening of international tensions, regional hostilities and military conflicts (such as in the Middle East and Ukraine), adverse developments affecting third parties, including other financial institutions, merchants or vendors, as well as severe weather conditions and natural disasters (e.g., hurricanes and wildfires), power loss, disruptions in telecommunications, pandemics, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, credit metrics and reserves, loan and receivable balances, deposit levels and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in the 2024 Form 10-K, the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2025 and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2025	2024
Revenues
Non-interest revenues
Discount revenue	$9,413	$8,780
Net card fees	2,551	2,170
Service fees and other revenue	1,976	1,680
Total non-interest revenues	13,940	12,630
Interest income
Interest on loans	5,970	5,442
Interest and dividends on investment securities	15	18
Deposits with banks and other	632	689
Total interest income	6,617	6,149
Interest expense
Deposits	1,371	1,446
Long-term debt and other	760	697
Total interest expense	2,131	2,143
Net interest income	4,486	4,006
Total revenues net of interest expense	18,426	16,636
Provisions for credit losses
Card Member receivables	190	170
Card Member loans	1,030	1,114
Other	67	72
Total provisions for credit losses	1,287	1,356
Total revenues net of interest expense after provisions for credit losses	17,139	15,280
Expenses
Card Member rewards	4,608	4,168
Business development	1,611	1,430
Card Member services	1,477	1,179
Marketing	1,599	1,470
Salaries and employee benefits	2,239	2,049
Other, net	1,780	1,780
Total expenses	13,314	12,076
Pretax income	3,825	3,204
Income tax provision	923	697
Net income	$2,902	$2,507
Earnings per Common Share (Note 14)(a)
Basic	$4.14	$3.50
Diluted	$4.14	$3.49
Average common shares outstanding for earnings per common share:
Basic	692	708
Diluted	693	709
(a)Represents net income less (i) earnings allocated to participating share awards of $20 million and $18 million for the three months ended September 30, 2025 and 2024, respectively, and (ii) dividends on preferred shares of $14 million and $15 million for the three months ended September 30, 2025 and 2024, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2025	2024
Revenues
Non-interest revenues
Discount revenue	$27,517	$26,015
Net card fees	7,364	6,204
Service fees and other revenue	5,526	5,046
Total non-interest revenues	40,407	37,265
Interest income
Interest on loans	17,170	15,592
Interest and dividends on investment securities	46	68
Deposits with banks and other	1,800	2,058
Total interest income	19,016	17,718
Interest expense
Deposits	4,082	4,298
Long-term debt and other	2,092	1,915
Total interest expense	6,174	6,213
Net interest income	12,842	11,505
Total revenues net of interest expense	53,249	48,770
Provisions for credit losses
Card Member receivables	562	592
Card Member loans	3,025	3,098
Other	255	203
Total provisions for credit losses	3,842	3,893
Total revenues net of interest expense after provisions for credit losses	49,407	44,877
Expenses
Card Member rewards	13,604	12,169
Business development	4,729	4,249
Card Member services	4,106	3,504
Marketing	4,640	4,426
Salaries and employee benefits	6,511	6,096
Other, net	5,112	4,294
Total expenses	38,702	34,738
Pretax income	10,705	10,139
Income tax provision	2,334	2,180
Net income	$8,371	$7,959
Earnings per Common Share (Note 14)(a)
Basic	$11.87	$10.99
Diluted	$11.85	$10.97
Average common shares outstanding for earnings per common share:
Basic	697	715
Diluted	698	716
(a)Represents net income less (i) earnings allocated to participating share awards of $56 million and $59 million for the nine months ended September 30, 2025 and 2024, respectively, and (ii) dividends on preferred shares of $43 million and $44 million for the nine months ended September 30, 2025 and 2024, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Net income	$2,902	$2,507	$8,371	$7,959
Other comprehensive income (loss):
Net unrealized debt securities gains (losses), net of tax	1	4	4	8
Foreign currency translation adjustments, net of hedges and tax	(6)	1	126	(135)
Net unrealized pension and other postretirement benefits, net of tax	4	—	16	4
Other comprehensive income (loss)	(1)	5	146	(123)
Comprehensive income	$2,901	$2,512	$8,517	$7,836
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2025, $5; 2024, $6)	$3,234	$3,413
Interest-bearing deposits in other banks	50,201	37,006
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2025, $1,233; 2024, $82)	1,271	221
Total cash and cash equivalents (includes restricted cash: 2025, $1,330; 2024, $427)	54,706	40,640
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2025, $6,710; 2024, $3,927), less reserves for credit losses: 2025, $200; 2024, $171	60,823	59,240
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2025, $26,354; 2024, $28,278), less reserves for credit losses: 2025, $5,868; 2024, $5,679	138,946	133,995
Card Member loans held for sale	2,424	758
Other loans, less reserves for credit losses: 2025, $287; 2024, $194	10,231	9,038
Investment securities	1,374	1,240
Premises and equipment, less accumulated depreciation and amortization: 2025, $11,754; 2024, $10,739	5,861	5,371
Other assets, less reserves for credit losses: 2025, $20; 2024, $27	23,185	21,179
Total assets	$297,550	$271,461
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$149,883	$139,413
Accounts payable	14,708	13,884
Short-term borrowings	1,446	1,374
Long-term debt (includes debt issued by consolidated variable interest entities: 2025, $14,019; 2024, $13,880)	57,787	49,715
Other liabilities	41,309	36,811
Total liabilities	$265,133	$241,197
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of September 30, 2025 and December 31, 2024	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 689 million shares as of September 30, 2025 and 702 million shares as of December 31, 2024	138	141
Additional paid-in capital	11,059	11,370
Retained earnings	24,469	22,148
Accumulated other comprehensive income (loss)	(3,249)	(3,395)
Total shareholders’ equity	32,417	30,264
Total liabilities and shareholders’ equity	$297,550	$271,461
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2025	2024
Cash Flows from Operating Activities
Net income	$8,371	$7,959
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	3,842	3,893
Depreciation and amortization	1,315	1,248
Stock-based compensation	410	393
Deferred taxes	(642)	(917)
Other items (a)	74	(333)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	(1,333)	(222)
Accounts payable & other liabilities	3,324	(3,749)
Net cash provided by operating activities	15,361	8,272
Cash Flows from Investing Activities
Sale of investments	42	35
Maturities and redemptions of investments	876	1,875
Purchase of investments	(1,314)	(1,210)
Net increase in loans and Card Member receivables, including Card Member loans held for sale (b)	(10,212)	(11,945)
Purchase of premises and equipment, net of sales: 2025, $1; 2024, $4	(1,703)	(1,416)
Acquisitions, net of cash acquired	(633)	(90)
Dispositions, net of cash disposed	—	594
Net cash used in investing activities	(12,944)	(12,157)
Cash Flows from Financing Activities
Net increase in customer deposits	10,439	6,305
Net increase in short-term borrowings	1	169
Proceeds from long-term debt	22,375	12,519
Payments of long-term debt	(14,896)	(7,358)
Issuance of American Express common shares	48	49
Repurchase of American Express common shares and other	(4,915)	(4,989)
Dividends paid	(1,688)	(1,489)
Net cash provided by financing activities	11,364	5,206
Effect of foreign currency exchange rates on cash and cash equivalents	285	1
Net increase in cash and cash equivalents	14,066	1,322
Cash and cash equivalents at beginning of period	40,640	46,596
Cash and cash equivalents at end of period	$54,706	$47,918
(a)Primarily includes gains/losses on fair value hedges, losses on tax credit investments, movements in equity method investments and net gains and losses on Amex Ventures investments. For the period ended on September 30, 2024, also includes the gain recognized on the sale of Accertify (refer to Note 1 for additional information).
(b)Includes Card Member loans held for sale (HFS) which were previously held for investment within Card Member loans and were reclassified on the Consolidated Balance Sheets effective June 1, 2025 and December 1, 2024. Refer to Note 1 for additional information on Card Member loans HFS recognized effective June 1, 2025.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended September 30, 2025 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of June 30, 2025	$32,311	$—	$140	$11,052	$(3,248)	$24,367
Net income	2,902	—	—	—	—	2,902
Other comprehensive income (loss)	(1)	—	—	—	(1)	—
Repurchase of common shares	(2,338)	—	(2)	(119)	—	(2,217)
Other changes	124	—	—	126	—	(2)
Cash dividends declared preferred Series D, $9,072.22 per share	(14)	—	—	—	—	(14)
Cash dividends declared common, $0.82 per share	(567)	—	—	—	—	(567)
Balances as of September 30, 2025	$32,417	$—	$138	$11,059	$(3,249)	$24,469

Nine months ended September 30, 2025 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2024	$30,264	$—	$141	$11,370	$(3,395)	$22,148
Net income	8,371	—	—	—	—	8,371
Other comprehensive income (loss)	146	—	—	—	146	—
Repurchase of common shares	(4,412)	—	(3)	(233)	—	(4,176)
Other changes	(190)	—	—	(78)	—	(112)
Cash dividends declared preferred Series D, $27,019.44 per share	(43)	—	—	—	—	(43)
Cash dividends declared common, $2.46 per share	(1,719)	—	—	—	—	(1,719)
Balances as of September 30, 2025	$32,417	$—	$138	$11,059	$(3,249)	$24,469
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended September 30, 2024 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of June 30, 2024	$29,540	$—	$143	$11,332	$(3,200)	$21,265
Net income	2,507	—	—	—	—	2,507
Other comprehensive income (loss)	5	—	—	—	5	—
Repurchase of common shares	(1,919)	—	(2)	(121)	—	(1,796)
Other changes	83	—	—	84	—	(1)
Cash dividends declared preferred Series D, $9,072.22 per share	(15)	—	—	—	—	(15)
Cash dividends declared common, $0.70 per share	(494)	—	—	—	—	(494)
Balances as of September 30, 2024	$29,707	$—	$141	$11,295	$(3,195)	$21,466

Nine months ended September 30, 2024 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2023	$28,057	$—	$145	$11,372	$(3,072)	$19,612
Net income	7,959	—	—	—	—	7,959
Other comprehensive income (loss)	(123)	—	—	—	(123)	—
Repurchase of common shares	(4,822)	—	(4)	(321)	—	(4,497)
Other changes	184	—	—	244	—	(60)
Cash dividends declared preferred Series D, $27,315.27 per share	(44)	—	—	—	—	(44)
Cash dividends declared common, $2.10 per share	(1,504)	—	—	—	—	(1,504)
Balances as of September 30, 2024	$29,707	$—	$141	$11,295	$(3,195)	$21,466
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
In September 2025, the Financial Accounting Standards Board issued updated guidance on accounting for internal-use software, effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. We are currently assessing the updated guidance; however, it is not expected to have a material impact to our Consolidated Financial Statements.

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
Card Member and Other loans as of September 30, 2025 and December 31, 2024 consisted of:
Table 2.1: Card Member and Other Loans

(Millions)	2025	2024
Consumer (a)	$110,957	$107,646
Small Business	33,818	31,991
Corporate	38	37
Card Member loans	144,814	139,674
Less: Reserves for credit losses	5,868	5,679
Card Member loans, net	$138,946	$133,995
Other loans, net (b)	$10,231	$9,038
(a)Includes approximately $26.4 billion and $28.3 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of September 30, 2025 and December 31, 2024, respectively.
(b)Other loans are presented net of reserves for credit losses of $287 million and $194 million as of September 30, 2025 and December 31, 2024, respectively.
Card Member receivables as of September 30, 2025 and December 31, 2024 consisted of:
Table 2.2: Card Member Receivables

(Millions)	2025	2024
Consumer	$24,446	$25,431
Small Business	19,189	18,619
Corporate (a)	17,388	15,361
Card Member receivables	61,023	59,411
Less: Reserves for credit losses	200	171
Card Member receivables, net	$60,823	$59,240
(a)Includes $6.7 billion and $3.9 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of September 30, 2025 and December 31, 2024, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following tables present the aging of Card Member loans and receivables as of September 30, 2025 and December 31, 2024:
Table 2.3: Card Member Loans and Receivables Aging

2025 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (a)	Non-Accruals(b)
Card Member Loans:
Consumer	$109,430	$460	$335	$732	$110,957	$470	$430
Small Business	33,295	168	119	236	33,818	141	143
Corporate (c)	(d)	(d)	(d)	—	38	—	—
Card Member Receivables:
Consumer	24,214	63	49	120	24,446	—	—
Small Business	$18,981	$75	$45	88	19,189	—	—
Corporate (c)	(d)	(d)	(d)	$65	$17,388	$—	$—

2024 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (a)	Non-Accruals(b)
Card Member Loans:
Consumer	$106,155	$437	$329	$725	$107,646	$435	$464
Small Business	31,510	151	107	223	31,991	132	135
Corporate (c)	(d)	(d)	(d)	—	37	—	—
Card Member Receivables:
Consumer	25,255	58	39	79	25,431	—	—
Small Business	$18,400	$77	$54	88	18,619	—	—
Corporate (c)	(d)	(d)	(d)	$65	$15,361	$—	$—
(a)Our policy is generally to accrue interest through the date of write-off (typically 180 days past due). We establish reserves for interest that we believe will not be collected.
(b)Non-accrual loans primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest.
(c)For corporate accounts, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member loan or receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. See also (d).
(d)Delinquency data for periods other than 90+ days past billing has not historically been available due to system constraints. Therefore, such data has not been a material input for risk management purposes. The balances that are current to 89 days past billing can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Loans Aging and Gross Write-Offs by Origination Year
Generally, a customer loan is considered past due if payment due is not received within 30 days after the payment due date. The following tables present the aging and gross write-offs for other loans by year of origination as of or for the nine months ended September 30, 2025, and as of or for the twelve months ended December 31, 2024:
Table 2.4: Other Loans Aging and Gross Write-Offs by Origination Year

2025 (Millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans (a)	Total
Current	$4,513	$2,690	$686	$65	$7	$58	$2,440	$10,459
30-59 Days Past Due	3	7	3	1	—	1	8	23
60-89 Days Past Due	2	6	3	—	—	—	7	18
90+ Days Past Due (b)	1	5	3	1	—	1	7	18
Total (c)	$4,519	$2,708	$695	$67	$7	$60	$2,462	$10,518
Gross Write-Offs	$6	$56	$39	$11	$1	$—	$65	$178

2024 (Millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans (a)	Total
Current	$4,950	$1,578	$356	$10	$14	$57	$2,209	$9,174
30-59 Days Past Due	5	5	2	—	—	—	10	22
60-89 Days Past Due	5	4	2	—	—	—	7	18
90+ Days Past Due (b)	4	4	2	—	—	1	7	18
Total (c)	$4,964	$1,591	$362	$10	$14	$58	$2,233	$9,232
Gross Write-Offs	$13	$59	$42	$6	$—	$—	$87	$207
(a)Revolving loans consist primarily of lines of credit offered to small business customers.
(b)Over 90 days past due includes $7 million and $6 million as of September 30, 2025 and December 31, 2024, respectively, of loans on which interest is still accruing. Our policy is generally to accrue interest through the date of write-off (typically 120 days past due) except for lines of credit offered to small business customers, where interest ceases to accrue at 90 days past due. We establish reserves for interest that we believe will not be collected.
(c)This total includes non-accrual loans of $19 million as of both September 30, 2025 and December 31, 2024. Non-accruals for consumer installment loans primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators for Loans and Card Member Receivables
The following table presents the key credit quality indicators as of or for the nine months ended September 30:
Table 2.5: Credit Quality Indicators for Loans and Card Member Receivables

	2025			2024
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Consumer	2.1%	2.6%	1.4%	2.2%	2.8%	1.4%
Small Business	2.5%	2.9%	1.5%	2.2%	2.6%	1.4%
Card Member Receivables:
Consumer	1.0%	1.1%	1.0%	1.3%	1.4%	0.8%
Small Business	1.8%	2.0%	1.1%	2.0%	2.1%	1.2%
Corporate	(b)	0.5%	(c)	(b)	0.6%	(c)
Other Loans	2.0%	2.1%	0.6%	2.2%	2.3%	0.7%
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.4% as of both September 30, 2025 and 2024.
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
Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the loan is characterized as non-accrual), and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of September 30, 2025 and 2024, we had $59 million and $70 million, respectively, of unused credit available to customers with loans and receivables modified during each of the respective nine month periods. In accordance with the modification agreement with the customer, loans and/or receivables may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide information relating to loans and receivables modifications for borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024:
Table 2.6: Loans and Receivables Modifications for Borrowers experiencing Financial Difficulty

	Three Months Ended September 30,
	2025				2024
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$591	0.5%	18.2%	(b)	$511	0.5%	18.3%	(b)
Small Business	221	0.7%	17.7%	(b)	185	0.6%	17.6%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	77	0.3%	(c)	33	89	0.4%	(c)	31
Small Business	111	0.6%	(c)	30	138	0.7%	(c)	31
Corporate	7	0.04%	(c)	9	9	0.1%	(c)	10
Other Loans	9	0.1%	—	16	8	0.1%	—	16
Interest Rate Reduction and Term Extension
Other Loans	19	0.2%	3.4%	21	16	0.2%	2.5%	20
Total	$1,035				$956

	Nine Months Ended September 30,
	2025				2024
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$1,482	1.3%	18.3%	(b)	$1,438	1.4%	18.2%	(b)
Small Business	582	1.7%	17.7%	(b)	514	1.6%	17.5%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	178	0.7%	(c)	32	232	1.0%	(c)	30
Small Business	287	1.5%	(c)	30	359	1.9%	(c)	30
Corporate	16	0.1%	(c)	10	15	0.1%	(c)	9
Other Loans	25	0.2%	—	17	26	0.3%	—	18
Interest Rate Reduction and Term Extension
Other Loans	46	0.4%	3.3%	21	46	0.5%	2.5%	20
Total	$2,616				$2,630
(a)Represents the outstanding balances as of September 30, 2025 and 2024, respectively, of all modifications undertaken in the current and preceding three and nine months for loans and receivables that remain in modification programs as of, or that defaulted on or before, September 30, 2025 and 2024, respectively. The outstanding balances include principal, fees, and accrued interest on loans and principal and fees on receivables. Modifications did not reduce the principal balance.
(b)For Card Member loans, we generally do not offer payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide information with respect to modified loans and receivables that defaulted during the three and nine months ended September 30, 2025 and 2024, and were modified in the twelve months prior to the payment default. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program.
Table 2.7: Modified Loans and Receivables that Defaulted within Twelve Months of Modification

	Three Months Ended September 30,
	2025				2024
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card Member Loans
Consumer	$40	(b)	$—	$40	$52	(b)	$—	$52
Small Business	19	(b)	—	19	23	(b)	—	23
Corporate	—	(b)	—	—	—	(b)	—	—
Card Member Receivables
Consumer	(c)	$5	—	5	(c)	$6	—	6
Small Business	(c)	9	—	9	(c)	12	—	12
Corporate	(c)	—	—	—	(c)	—	—	—
Other Loans	—	—	1	1	—	—	2	2
Total	$59	$14	$1	$74	$75	$18	$2	$95

	Nine Months Ended September 30,
	2025				2024
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card Member Loans
Consumer	$65	(b)	$—	$65	$75	(b)	—	$75
Small Business	31	(b)	—	31	33	(b)	—	33
Corporate	—	(b)	—	—	—	(b)	—	—
Card Member Receivables
Consumer	(c)	$6	—	6	(c)	$8	—	8
Small Business	(c)	13	—	13	(c)	16	—	16
Corporate	(c)	—	—	—	(c)	—	—	—
Other Loans	—	—	2	2	—	—	2	2
Total	$96	$19	$2	$117	$108	$24	$2	$134
(a)Represents the outstanding balances as of September 30, 2025 and 2024, respectively, of all modifications that defaulted in the periods presented and were modified in the twelve months prior to payment default. The outstanding balances include principal, fees and accrued interest on loans and principal and fees on receivables.
(b)For Card Member loans, we generally do not offer payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide information relating to the performance of loans and receivables that were modified during the prior twelve months and that remain in modification programs as of, or that defaulted on or before, September 30, 2025 and 2024:
Table 2.8: Performance of Modified Loans and Receivables

	As of September 30, 2025
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,669	$114	$42
Small Business	631	59	22
Corporate	—	—	—
Card Member Receivables:
Consumer	194	14	5
Small Business	306	28	9
Corporate	11	4	2
Other Loans	80	5	1
Total	$2,891	$224	$81

	As of September 30, 2024
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,647	$124	$48
Small Business	556	59	23
Corporate	—	—	—
Card Member Receivables:
Consumer	261	19	6
Small Business	386	41	14
Corporate	11	3	2
Other Loans	78	6	2
Total	$2,939	$252	$95
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables available to us as of September 30, 2025 and December 31, 2024, respectively, which were used, in conjunction with other inputs, to calculate reserves for credit losses:
Table 3.1: Key Macroeconomic Variables

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Third quarter of 2025	4%	3% - 8%	1%	3% - (4)%
Fourth quarter of 2025	4% - 6%	3% - 8%	5% - (3)%	3% - 1%
Fourth quarter of 2026	4% - 8%	3% - 7%	2% - 1%	2%
Fourth quarter of 2027	4% - 7%	3% - 6%	3% - 2%	4% - 2%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses increased for both the three and nine months ended September 30, 2025, primarily driven by increases in loans outstanding and, for the nine month period, deterioration in the macroeconomic outlook used in our reserve models, partially offset by the release of a reserve upon the previously-mentioned reclassification of a small business cobrand portfolio to Card Member loans HFS.
Card Member loans reserve for credit losses increased for both the three and nine months ended September 30, 2024, primarily driven by increases in loans outstanding.
The following table presents changes in the Card Member loans reserve for credit losses for the three and nine months ended September 30:
Table 3.2: Changes in Card Member Loans Reserve for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Beginning Balance	$5,767	$5,321	$5,679	$5,118
Provisions (a)	1,030	1,114	3,025	3,098
Net write-offs (b)
Principal	(760)	(701)	(2,349)	(2,159)
Interest and fees	(168)	(152)	(512)	(462)
Other (c)	(1)	6	25	(7)
Ending Balance	$5,868	$5,588	$5,868	$5,588
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs. In addition, provisions for the nine months ended September 30, 2025 include the reserve release of $144 million upon the previously-mentioned reclassification of a small business cobrand portfolio to Card Member loans HFS in the second quarter of 2025. See Note 1 for additional information.
(b)Principal write-offs are presented less recoveries of $261 million and $192 million for the three months ended September 30, 2025 and 2024, respectively, and $724 million and $530 million for the nine months ended September 30, 2025 and 2024, respectively. Recoveries of interest and fees were not significant.
(c)Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses increased for both the three and nine months ended September 30, 2025, primarily driven by higher delinquencies and, for the nine month period, deterioration in the macroeconomic outlook used in our reserve models and an increase in receivables outstanding.
Card Member receivables reserve for credit losses decreased for both the three and nine months ended September 30, 2024, primarily driven by decreases in receivables outstanding.
The following table presents changes in the Card Member receivables reserve for credit losses for the three and nine months ended September 30:
Table 3.3: Changes in Card Member Receivables Reserve for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Beginning Balance	$193	$171	$171	$174
Provisions (a)	190	170	562	592
Net write-offs (b)	(183)	(187)	(536)	(609)
Other (c)	—	2	3	(1)
Ending Balance	$200	$156	$200	$156
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $77 million and $74 million for the three months ended September 30, 2025 and 2024, respectively, and $224 million and $228 million for the nine months ended September 30, 2025 and 2024, respectively.
(c)Primarily includes foreign currency translation adjustments.
Changes in Other Loans Reserve for Credit Losses
Other loans reserve for credit losses increased for both the three and nine months ended September 30, 2025 and 2024, primarily driven by increases in other loans outstanding.
The following table presents changes in the Other loans reserve for credit losses for the three and nine months ended September 30:
Table 3.4: Changes in Other Loans Reserve for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Beginning Balance	$272	$140	$194	$126
Provisions (a)	62	60	245	162
Net write-offs (b)
Principal	(45)	(44)	(146)	(129)
Interest and Fees	(2)	(2)	(7)	(5)
Other	—	—	1	—
Ending Balance	$287	$154	$287	$154
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $10 million and $5 million for the three months ended September 30, 2025 and 2024, respectively, and $25 million and $14 million for the nine months ended September 30, 2025 and 2024, respectively. Recoveries of interest and fees were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale (AFS) debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our AFS debt securities totaling $3 million as of both September 30, 2025 and December 31, 2024, presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of September 30, 2025 and December 31, 2024:
Table 4.1: Investment Securities

	2025				2024
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$54	$1	$(7)	$48	$57	$1	$(9)	$49
U.S. Government agency obligations	4	—	—	3	4	—	—	4
U.S. Government treasury obligations	277	1	—	278	289	—	(2)	287
Mortgage-backed securities (a)	10	—	—	9	11	—	(1)	10
Foreign government bonds and obligations	908	—	—	908	765	—	—	765
Other (b)	81	—	—	81	77	—	—	77
Equity securities (c)	54	—	(8)	46	53	4	(9)	48
Total	$1,388	$2	$(16)	$1,374	$1,256	$5	$(21)	$1,240
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock and mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about our AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024:
Table 4.2: AFS Debt Securities with Gross Unrealized Losses by Duration

	2025				2024
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$25	$(7)	$—	$—	$22	$(9)
U.S. Government treasury obligations	—	—	—	—	—	—	123	(2)
Mortgage-backed securities	—	—	—	—	—	—	7	(1)
Total	$—	$—	$25	$(7)	$—	$—	$152	$(12)
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
The following table summarizes the gross unrealized losses for AFS debt securities by ratio of fair value to amortized cost as of September 30, 2025 and December 31, 2024:
Table 4.3: AFS Gross Unrealized Losses by Ratio of Fair Value to Amortized Cost

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2025:
90–100%	—	$—	$—	5	$7	$(1)	5	$7	$(1)
Less than 90%	—	$—	$—	5	$18	$(7)	5	$18	$(7)
Total as of September 30, 2025	—	$—	$—	10	$25	$(7)	10	$25	$(7)
2024:
90–100%	—	$—	$—	30	$129	$(3)	30	$129	$(3)
Less than 90%	—	$—	$—	15	$23	$(9)	15	$23	$(9)
Total as of December 31, 2024	—	$—	$—	45	$152	$(12)	45	$152	$(12)
Contractual maturities for AFS debt securities with stated maturities as of September 30, 2025 were as follows:
Table 4.4: Contractual Maturities of AFS Debt Securities

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$1,139	$1,139
Due after 1 year but within 5 years	143	144
Due after 5 years but within 10 years	7	7
Due after 10 years	46	38
Total	$1,334	$1,329
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests in the Lending Trust was $12.5 billion and $14.6 billion as of September 30, 2025 and December 31, 2024, respectively, and in the Charge Trust was $6.7 billion and $3.9 billion as of September 30, 2025 and December 31, 2024, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust was $1,238 million and $88 million as of September 30, 2025 and December 31, 2024, respectively, and by the Charge Trust was nil as of both September 30, 2025 and December 31, 2024. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the nine months ended September 30, 2025 and the year ended December 31, 2024, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of September 30, 2025 and December 31, 2024, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:
Table 6.1: Interest-bearing and Non-Interest-bearing Customer Deposits

(Millions)	2025	2024
U.S.:
Interest-bearing	$148,924	$138,433
Non-interest-bearing (includes Card Member credit balances of: 2025, $454; 2024, $513)	521	566
Non-U.S.:
Interest-bearing	18	17
Non-interest-bearing (includes Card Member credit balances of: 2025, $417; 2024, $395)	420	397
Total customer deposits	$149,883	$139,413
Customer deposits by deposit type as of September 30, 2025 and December 31, 2024 were as follows:
Table 6.2: Customer Deposits by Type

(Millions)	2025	2024
U.S. interest-bearing deposits:
Savings accounts	$113,998	$108,364
Checking accounts	2,755	2,045
Certificates of deposit:
Direct	5,169	4,303
Third-party (brokered)	11,437	8,109
Sweep accounts – Third-party (brokered)	15,566	15,612
Total U.S. interest-bearing deposits	$148,924	$138,433
Other deposits	88	72
Card Member credit balances	871	908
Total customer deposits	$149,883	$139,413
The scheduled maturities of certificates of deposit as of September 30, 2025 were as follows:
Table 6.3: Scheduled Maturities of Certificates of Deposit

(Millions)	2025	2026	2027	2028	2029	After 5 Years	Total
Certificates of deposit (a)	$2,409	$4,871	$4,081	$2,724	$671	$1,861	$16,618
(a)Includes $12 million of non-U.S. direct certificates of deposit as of September 30, 2025.
As of September 30, 2025 and December 31, 2024, certificates of deposit in denominations that met or exceeded the insured limit were $1.7 billion and $1.4 billion, respectively.

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
On September 30, 2024, we were named as a defendant in a case filed in the United States District Court for the District of Massachusetts, captioned Pizza Hazel, Inc., et al. v. American Express Co., et al., in which plaintiffs allege that the anti-steering and non-discrimination provisions in our merchant agreements violate federal antitrust law and that the arbitration provision in our merchant agreements violates federal antitrust law to the extent it prevents antitrust challenges to our anti-steering and non-discrimination provisions. Plaintiffs seek, on behalf of themselves and a class of merchants that accept through the OptBlue Program, unspecified damages and an injunction prohibiting us from enforcing our anti-steering and non-discrimination provisions and prohibiting us from enforcing our arbitration provision to the extent the arbitration provision prevents antitrust challenges to our anti-steering and non-discrimination provisions. The court rejected our motion to compel the case to arbitration; we plan to appeal the decision.
On March 21, 2024, we were named as a defendant in a case filed in the United States District Court for the District of Rhode Island, captioned 5-Star General Store aka Bento LLC, et al. v. American Express Co., et al., in which plaintiffs allege that the anti-steering and non-discrimination provisions in our merchant agreements violate federal antitrust law and seek, on behalf of themselves and a class of merchants, an injunction prohibiting us from enforcing our anti-steering and non-discrimination provisions and a declaration that we have violated antitrust laws. The court rejected our motion to compel the case to arbitration; we have appealed the decision to the Court of Appeals for the First Circuit.
On January 29, 2019, we were named in a putative class action brought in the United States District Court for the Eastern District of New York, captioned David Moskowitz, et al. (formerly Oliver) v. American Express Company and American Express Travel Related Services Company Inc., in which the plaintiffs are holders of MasterCard, Visa and/or Discover credit and/or debit cards (but not American Express cards) and allege they paid higher prices as a result of the anti-steering and non-discrimination provisions in our merchant agreements in violation of federal antitrust law and the antitrust and consumer laws of various states. Plaintiffs seek unspecified damages and other forms of relief. The court dismissed plaintiffs’ federal antitrust claim, numerous state antitrust and consumer protection claims and their unjust enrichment claim. For the remaining state antitrust or consumer protection claims, the court certified classes for (i) holders of Visa and MasterCard debit cards in eight states and Washington, D.C.; and (ii) holders of Visa, MasterCard and Discover credit cards that do not offer rewards or charge an annual fee in two states and Washington, D.C. After trial in August 2025, the jury returned a verdict finding in favor of us on all claims except an Illinois consumer law claim for the class of non-rewards credit card holders in Illinois for which the jury awarded $12.5 million in damages. The process for post-trial motions and appeals is ongoing.
On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. On May 4, 2017, the California court transferred the case to the United States District Court for the Eastern District of New York. On August 28, 2020, the court granted plaintiffs’ motion for class certification. On August 14, 2024, the court granted our motion to compel arbitration as to class members who are subject to our merchant agreements, but did not stay the claims pending arbitration. On November 15, 2024, we appealed to the Court of Appeals for the Second Circuit requesting a stay of all claims against us that are subject to arbitration. On March 31, 2025, we reached an agreement in principle with the class representatives to settle this action, which is subject to negotiation of a complete stipulation of settlement and court approval.

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
For those disclosed legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $300 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business and results of operations.

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
A majority of our derivative assets and liabilities as of September 30, 2025 and December 31, 2024 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of September 30, 2025, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of September 30, 2025 and December 31, 2024, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2025 and December 31, 2024:
Table 8.1: Fair Value of Derivative Assets and Liabilities

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$8	$23
Net investment hedges - Foreign exchange contracts	48	340	764	18
Total derivatives designated as hedging instruments	48	340	772	41
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	279	666	220	90
Total derivatives, gross	328	1,006	992	131
Derivative asset and derivative liability netting (b)	(151)	(91)	(151)	(91)
Cash collateral netting (c)	—	(18)	(14)	(23)
Total derivatives, net	$177	$897	$827	$17
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
We posted $721 million and $368 million as of September 30, 2025 and December 31, 2024, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $35.9 billion and $18.9 billion of fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2025 and December 31, 2024, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and nine months ended September 30:
Table 8.2: Gains and Losses associated with Fair Value Hedges on Fixed-rate Long Term Debt

	Gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Fixed-rate long-term debt	$(89)	$(554)	$(488)	$(481)
Derivatives designated as hedging instruments	89	550	489	476
Total	$1	$(4)	$1	$(5)
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $36.3 billion and $18.9 billion as of September 30, 2025 and December 31, 2024, respectively, including the cumulative amount of fair value hedging adjustments of $516 million and $27 million for the respective periods.
We recognized in Interest expense on Long-term debt net increases of $47 million and $82 million for the three months ended September 30, 2025 and 2024, respectively, and net increases of $88 million and $214 million for the nine months ended September 30, 2025 and 2024, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
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
We had notional amounts of approximately $15.8 billion and $14.3 billion designated as net investment hedges as of September 30, 2025 and December 31, 2024, respectively. The gain or loss on these net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, was a loss of $69 million and a loss of $96 million for the three months ended September 30, 2025 and 2024, respectively, and a loss of $818 million and a gain of $187 million for the nine months ended September 30, 2025 and 2024, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for any of the three and the nine months ended September 30, 2025 and 2024.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are primarily intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $35.8 billion and $28.8 billion as of September 30, 2025 and December 31, 2024, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $47 million and $24 million for the three months ended September 30, 2025 and 2024, respectively, and net gains of $66 million and $67 million for the nine months ended September 30, 2025 and 2024, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
Our embedded derivative related to seller earnout shares granted to us upon the completion of a business combination in the second quarter of 2022 between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital had a notional amount of $78 million as of both September 30, 2025 and December 31, 2024. The changes in the fair value of the embedded derivative resulted in a gain of $8 million and a gain of $5 million for the three months ended September 30, 2025 and 2024, respectively, and a loss of $16 million and a gain of $4 million for the nine months ended September 30, 2025 and 2024, respectively, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of September 30, 2025 and December 31, 2024:
Table 9.1: Financial Assets and Financial Liabilities measured at Fair Value

	2025				2024
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$46	$46	$—	$—	$48	$48	$—	$—
Debt securities	1,329	—	1,248	81	1,192	—	1,115	77
Derivatives, gross (a)(b)	328	—	313	15	1,006	—	975	31
Total Assets	1,702	46	1,560	96	2,246	48	2,090	108
Liabilities:
Derivatives, gross (a)	992	—	992	—	131	—	131	—
Total Liabilities	$992	$—	$992	$—	$131	$—	$131	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following tables summarize the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2025 and December 31, 2024. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2025 and December 31, 2024, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.
Table 9.2: Fair Value of Financial Assets and Financial Liabilities measured at Amortized Cost

	Carrying Value	Corresponding Fair Value Amount
2025 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$55	$55	$52	$2	$—
Other financial assets (b)	65	65	—	65	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	149	155	—	—	155
Card Member loans HFS	2	2	—	—	2

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	163	163	—	163	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	17	17	—	17	—
Long-term debt (c)	$58	$59	$—	$59	$—

	Carrying Value	Corresponding Fair Value Amount
2024 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$41	$41	$39	$2	$—
Other financial assets (b)	63	63	—	63	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	143	149	—	—	149
Card Member loans HFS	1	1	—	—	1

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	155	155	—	155	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	12	12	—	12	—
Long-term debt (c)	$50	$50	$—	$50	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $6.7 billion and $3.9 billion held by a consolidated VIE as of September 30, 2025 and December 31, 2024, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $26.5 billion and $28.3 billion as of September 30, 2025 and December 31, 2024, respectively, and the fair values of Long-term debt were $14.3 billion and $14.0 billion as of September 30, 2025 and December 31, 2024, respectively.
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
The carrying value of equity investments without readily determinable fair values totaled $1.0 billion and $0.9 billion as of September 30, 2025 and December 31, 2024, respectively, of which investments subject to nonrecurring Level 3 fair value measurement during the nine months ended September 30, 2025 and the year ended December 31, 2024 totaled $0.4 billion and $1 million, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded unrealized gains of $0.3 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $91 million and $68 million for the nine months ended September 30, 2025 and 2024, respectively. Unrealized losses were $2 million and $20 million for the three months ended September 30, 2025 and 2024, respectively, and $40 million and $31 million for the nine months ended September 30, 2025 and 2024, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains and losses for equity investments without readily determinable fair values totaled $1.1 billion and $0.5 billion as of September 30, 2025, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both September 30, 2025 and December 31, 2024.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $12 million, respectively, as of September 30, 2025 and $1 billion and $10 million, respectively, as of December 31, 2024, all of which were primarily related to our real estate arrangements and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Changes In Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and nine months ended September 30, 2025 and 2024 were as follows:
Table 11.1: Changes in Accumulated Other Comprehensive Income (Loss)

(Millions), net of tax	Three Months Ended,
	September 30, 2025	Net Change	June 30, 2025	September 30, 2024	Net Change	June 30, 2024
Net Unrealized Gains (Losses) on Debt Securities	$(5)	$1	$(6)	$(6)	$4	$(10)
Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	(2,798)	(6)	(2,792)	(2,706)	1	(2,707)
Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	(446)	4	(450)	(483)	—	(483)
Accumulated Other Comprehensive Income (Loss)	$(3,249)	$(1)	$(3,248)	$(3,195)	$5	$(3,200)

(Millions), net of tax	Nine Months Ended
	September 30, 2025	Net Change	December 31, 2024	September 30, 2024	Net Change	December 31, 2023
Net Unrealized Gains (Losses) on Debt Securities	$(5)	$4	$(9)	$(6)	$8	$(14)
Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	(2,798)	126	(2,924)	(2,706)	(135)	(2,571)
Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	(446)	16	(462)	(483)	4	(487)
Accumulated Other Comprehensive Income (Loss)	$(3,249)	$146	$(3,395)	$(3,195)	$(123)	$(3,072)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three and nine months ended September 30 for the changes in each component of AOCI presented above:
Table 11.2: Tax Impact for Changes in Accumulated Other Comprehensive Income (Loss)

	Tax expense (benefit)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Net unrealized gains on debt securities	$—	$—	$1	$2
Foreign currency translation adjustment, net of hedges	(11)	(26)	(208)	30
Pension and other postretirement benefits	3	(7)	(4)	(5)
Total tax impact	$(8)	$(33)	$(212)	$27
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, for the three and nine months ended September 30, 2025 and 2024 were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three and nine months ended September 30:
Table 12.1: Components of Service Fees and Other Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Network partnership revenue (a)	$456	$413	$1,302	$1,207
Foreign currency-related revenue	447	401	1,264	1,140
Loyalty coalition, merchant and other service fees (b)	407	370	1,251	1,197
Delinquency fees	245	236	720	705
Travel commissions and fees	167	157	450	481
Other fees and revenues	254	103	539	316
Total Service fees and other revenue (a)	$1,976	$1,680	$5,526	$5,046
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
The following is a detail of Other expenses for the three and nine months ended September 30:
Table 12.2: Components of Other Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Data processing and equipment	$751	$725	$2,176	$2,083
Professional services	623	579	1,755	1,576
Gain on sale of Accertify (a)	—	—	—	(531)
Other	406	476	1,181	1,166
Total Other expenses	$1,780	$1,780	$5,112	$4,294
(a) Refer to Note 1 for additional information.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate was 24.1 percent and 21.8 percent for the three months ended September 30, 2025 and 2024, respectively and 21.8 percent and 21.5 percent for the nine months ended September 30, 2025 and 2024, respectively. The higher effective tax rate for the three and nine month periods primarily reflected implementation of the global minimum tax and a California tax law change that increased the proportion of income taxable in that state, largely offset for the nine month period by increased discrete tax benefits.
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
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next twelve months by as much as $129 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $129 million of unrecognized tax benefits, approximately $102 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Tax Credit Investments
As of September 30, 2025 and 2024, we had $1,719 million and $1,558 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, comprised of Low Income Housing Tax Credit investments and other qualifying investments. We account for such tax credit investments using the Proportional Amortization Method.
The following table presents tax credit investment expenses and associated income tax credits and other income tax benefits for the three and nine months ended September 30:
Table 13.1: Tax Credit Investments Expenses and Credits

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Proportional amortization recognized in tax provision	$60	$48	$175	$143
Income tax credits and Other income tax benefits (a) recognized in tax provision	65	51	204	164
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and nine months ended September 30 were as follows:
Table 14.1: Computation of Basic and Diluted Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Basic and diluted:
Net income	$2,902	$2,507	$8,371	$7,959
Preferred dividends	(14)	(15)	(43)	(44)
Net income available to common shareholders	$2,888	$2,492	$8,328	$7,915
Earnings allocated to participating share awards (a)	(20)	(18)	(56)	(59)
Net income attributable to common shareholders	$2,868	$2,474	$8,272	$7,856
Denominator:(a)
Basic: Weighted-average common stock	692	708	697	715
Add: Weighted-average stock options (b)	1	1	1	1
Diluted	693	709	698	716

Basic EPS	$4.14	$3.50	$11.87	$10.99
Diluted EPS	$4.14	$3.49	$11.85	$10.97
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.1 million of options for both the three months ended September 30, 2025 and 2024, and 0.2 million and 0.1 million of options for the nine months ended September 30, 2025 and 2024, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
The following tables present certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three and nine months ended September 30:
Table 15.1: Selected Financial Information by Segment

Three Months Ended September 30, 2025 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$5,620	$3,441	$3,034	$1,782	$63	$13,940
Revenue from contracts with customers (b)	3,925	2,986	1,928	1,586	(10)	10,415
Interest income	4,025	1,302	652	9	629	6,617
Interest expense	789	462	350	(181)	711	2,131
Net interest income	3,236	840	302	190	(82)	4,486
Total revenues net of interest expense	8,856	4,281	3,336	1,972	(19)	18,426
Provisions for credit losses	734	332	218	5	(2)	1,287
Total revenues net of interest expense after provisions for credit losses	8,122	3,949	3,118	1,967	(17)	17,139
Expenses
Card Member rewards, business development and Card Member services (c)	4,145	1,730	1,512	298	11	7,696
Marketing	825	313	350	105	6	1,599
Salaries and employee benefits and other operating expenses	1,300	816	815	524	564	4,019
Total expenses	6,270	2,859	2,677	927	581	13,314
Pretax income (loss)	$1,852	$1,090	$441	$1,040	$(598)	$3,825
Total assets	$115,330	$64,305	$47,253	$18,879	$51,783	$297,550

Nine Months Ended September 30, 2025 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$16,403	$10,128	$8,627	$5,200	$49	$40,407
Revenue from contracts with customers (b)	11,462	8,789	5,492	4,645	(26)	30,362
Interest income	11,583	3,744	1,868	31	1,790	19,016
Interest expense	2,328	1,344	991	(489)	2,000	6,174
Net interest income	9,255	2,400	877	520	(210)	12,842
Total revenues net of interest expense	25,658	12,528	9,504	5,720	(161)	53,249
Provisions for credit losses	2,194	1,021	620	8	(1)	3,842
Total revenues net of interest expense after provisions for credit losses	23,464	11,507	8,884	5,712	(160)	49,407
Expenses
Card Member rewards, business development and Card Member services (c)	11,994	5,266	4,276	869	34	22,439
Marketing	2,390	981	972	277	20	4,640
Salaries and employee benefits and other operating expenses	3,820	2,429	2,349	1,482	1,543	11,623
Total expenses	18,204	8,676	7,597	2,628	1,597	38,702
Pretax income (loss)	$5,260	$2,831	$1,287	$3,084	$(1,757)	$10,705

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended September 30, 2024 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$5,028	$3,304	$2,659	$1,667	$(28)	$12,630
Revenue from contracts with customers (b)	3,620	2,886	1,724	1,493	(7)	9,716
Interest income	3,722	1,142	588	11	686	6,149
Interest expense	806	448	311	(169)	747	2,143
Net interest income	2,916	694	277	180	(61)	4,006
Total revenues net of interest expense	7,944	3,998	2,936	1,847	(89)	16,636
Provisions for credit losses	812	374	158	10	2	1,356
Total revenues net of interest expense after provisions for credit losses	7,132	3,624	2,778	1,837	(91)	15,280
Expenses
Card Member rewards, business development and Card Member services (c)	3,570	1,627	1,296	269	15	6,777
Marketing	755	308	287	112	8	1,470
Salaries and employee benefits and other operating expenses	1,148	781	740	465	695	3,829
Total expenses	5,473	2,716	2,323	846	718	12,076
Pretax income (loss)	$1,659	$908	$455	$991	$(809)	$3,204
Total assets	$106,201	$59,716	$43,073	$17,739	$44,250	$270,979

Nine Months Ended September 30, 2024 (Millions)	USCS	CS	ICS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$14,823	$9,831	$7,644	$5,006	$(39)	$37,265
Revenue from contracts with customers (b)	10,785	8,603	4,983	4,505	(3)	28,873
Interest income	10,677	3,198	1,748	41	2,054	17,718
Interest expense	2,325	1,292	921	(543)	2,218	6,213
Net interest income	8,352	1,906	827	584	(164)	11,505
Total revenues net of interest expense	23,175	11,737	8,471	5,590	(203)	48,770
Provisions for credit losses	2,245	1,078	532	36	2	3,893
Total revenues net of interest expense after provisions for credit losses	20,930	10,659	7,939	5,554	(205)	44,877
Expenses
Card Member rewards, business development and Card Member services (c)	10,513	4,753	3,801	826	29	19,922
Marketing	2,238	959	929	281	19	4,426
Salaries and employee benefits and other operating expenses	3,347	2,256	2,212	902	1,673	10,390
Total expenses	16,098	7,968	6,942	2,009	1,721	34,738
Pretax income (loss)	$4,832	$2,691	$997	$3,545	$(1,926)	$10,139
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue and certain service fees and other revenue from customers.
(c)Card Member rewards, business development and Card Member services expenses are generally correlated to volumes or are variable based on usage.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. Since December 31, 2024, there have been no material changes in our market risk exposures associated with interest rates. With respect to anticipated earnings denominated in foreign currencies for the next twelve months, the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar, net of hedges, would be approximately $207 million as of September 30, 2025.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)  ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2025
Repurchase programs(c)	1,287,090	$307.68	1,287,090	66,875,080
Employee transactions(d)	8,062	$304.75	N/A	N/A

August 1-31, 2025
Repurchase programs(c)	3,359,030	$304.93	3,359,030	63,516,050
Employee transactions(d)	—	$—	N/A	N/A

September 1-30, 2025
Repurchase programs(c)	2,695,959	$331.75	2,695,959	60,820,091
Employee transactions(d)	—	$—	N/A	N/A

Total
Repurchase programs(c)	7,342,079	$315.26	7,342,079	60,820,091
Employee transactions(d)	8,062	$304.75	N/A	N/A
(a)The average price paid per share does not reflect costs and taxes associated with the purchase of shares.
(b)Share purchases under publicly announced programs are made pursuant to open market purchases, plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase programs or any combination of such methods as market conditions warrant and at prices we deem appropriate.
(c)On March 8, 2023, the Board of Directors authorized the repurchase of up to 120 million common shares from time to time, subject to market conditions and in accordance with our capital plans. This authorization replaced the prior repurchase authorization. See “MD&A – Consolidated Capital Resources and Liquidity” for additional information regarding share repurchases.
(d)Includes: (i) shares surrendered by holders of employee stock options who exercised options (granted under our incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) restricted shares withheld (under the terms of grants under our incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. Our incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of our common stock on the date the relevant transaction occurs.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On July 25, 2025, Elizabeth Rutledge, our Chief Marketing Officer, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K under the Exchange Act), which is scheduled to expire no later than April 29, 2026. Up to 50,000 shares may be sold on the open market in accordance with the terms of Ms. Rutledge’s trading arrangement.
No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) were adopted by any of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended September 30, 2025, and no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements were terminated by any such director or officer during such period.

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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: October 17, 2025	By	/s/ Christophe Y. Le Caillec
Christophe Y. Le Caillec Chief Financial Officer

Date: October 17, 2025	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)