Form 10-K
period 2025-12-31
AMERICAN EXPRESS CO
filed 2026-02-06
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑
As of June 30, 2025, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $221.8 billion based on the closing sale price as reported on the New York Stock Exchange.
As of January 30, 2026, there were 686,614,005 common shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 5, 2026.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” or other similar expressions. We discuss certain factors that affect our business and operations and that may cause our actual results to differ materially from these forward-looking statements under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.
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
Our range of products and services includes:
•Credit and charge cards and complementary products and services, including travel, dining, lifestyle and expense management products and services
•Banking and other payment and financing products and services, including deposits and non-card lending
•Merchant acquisition and processing, servicing and settlement, fraud prevention, and point-of-sale marketing and information products and services
•Network services
These products and services are offered through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party service providers and business partners, in-house sales teams, direct mail, telephone and direct response advertising.
We were founded as a joint stock association and incorporated in 1965 as a New York corporation. American Express Company and its principal operating subsidiary, American Express Travel Related Services Company, Inc. (TRS), are bank holding companies under the Bank Holding Company Act of 1956, as amended (the BHC Act), subject to supervision and examination by The Board of Governors of the Federal Reserve System (the Federal Reserve).
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

Our Integrated Payments Platform and Technology
Through our card-issuing, merchant-acquiring and card network businesses, we are able to connect participants and provide differentiated value across the commerce path. We maintain direct relationships with Card Members (as a card issuer) and merchants (as an acquirer), which provides us with access to information at both ends of the card transaction, distinguishing our integrated payments platform from the bankcard networks. Through contractual relationships, we also obtain information from third-party card issuers, merchant acquirers, processors and payment facilitators with whom we do business.
Our integrated payments platform and the systems and infrastructure that underlie it provide us with data and analytics, while maintaining our commitment to respect Card Member preferences and protect Card Member and merchant data in compliance with applicable policies and legal requirements. Our models and analytical tools help us reduce fraud and underwrite risk, such as in determinations regarding the extension of credit. We also leverage our technology to provide differentiated value to customers, such as special offers and benefits to Card Members and targeted marketing and other information services for merchants and partners, as well as to develop and improve our customer interfaces and service capabilities to continue to deliver a high-quality customer experience. We also continue to explore ways to deploy new and developing technologies to enhance our payments platform and customer experience, such as uses for generative artificial intelligence (AI) and the integration of our products and services in agentic commerce.
Card Issuing Businesses
We are a leader in providing general purpose credit and charge cards to consumers, small businesses, mid-sized companies and large corporations. We offer a broad set of card products, rewards and services to this premium consumer and broad commercial customer base, in the United States and internationally, through our USCS, CS and ICS reportable operating segments. We focus on differentiating American Express Membership through our Membership Model of premium products, lifestyle services for consumers and business-centric solutions for our commercial customers, and benefits for our Card Members that we co-create and co-fund with our business partners. We believe the many benefits that come with American Express Membership build a strong, emotional connection with our brand across generations and geographies.
We acquire and retain high-spending, engaged and creditworthy Card Members by designing innovative credit, charge and debit card products and payment and lending solutions that appeal to our target customer base and meet their spending and borrowing needs. We seek to provide attractive value propositions to Card Members in a number of different ways, including:
•providing incentives to drive spending on our various card products and increase customer engagement, including our Membership Rewards® and Amex Offers™ programs, cash-back reward features, statement credits for purchases with partners, interest rates offered on deposits and participation in loyalty programs sponsored by our cobrand and other partners;
•offering an array of benefits, services and experiences through our Membership Model, such as lounge access, dining experiences, entertainment and other travel-, lifestyle- and business-related benefits; and
•delivering on our brand attributes of trust, security and service, including by providing exceptional levels of customer care.
A key element of our Membership Model is our development of a wide range of partner relationships, including to design, cobrand and distribute certain of our cards and provide benefits, services and experiences to our Card Members. We also enhance the American Express Membership experience through a suite of digital applications and tools, such as the new Amex Travel App that we launched in 2025, which make it easier for our Card Members to engage with our products and benefits and improve their service experience.
We regularly refresh many of our card products, such as the 2025 refresh of our U.S. Consumer and Business Platinum cards, to enhance their value propositions, increase engagement with existing customers and attract new customers. We also have a number of products that complement our card products. We offer banking and financing products such as high yield savings, business and consumer checking accounts, consumer installment loans and lines of credit offered to small businesses. We also provide non-card business-to-business (B2B) payment products and cash and expense management solutions to our commercial clients, which we are enhancing through our 2025 acquisition of Center, an expense management software company. In addition, we provide Card Members with reservation capabilities and elevated dining experiences through our dining platform spanning our network of Resy® and Tock® restaurants and venues.
For the year ended December 31, 2025, worldwide billed business (spending on American Express cards issued by us) was $1,670 billion and as of December 31, 2025, we had 86.6 million proprietary cards-in-force worldwide. Jurisdictions that represent a significant portion of our billed business include the United States, the United Kingdom, the European Union, Australia, Japan, Canada and Mexico.

Merchant Acquiring Business
Our GMNS reportable operating segment builds and manages relationships with millions of merchants around the world that choose to accept American Express cards. This includes signing new merchants to accept our cards, agreeing on the discount rate (a fee charged to the merchant for accepting our cards) and handling servicing for merchants. We also build and maintain relationships with merchant acquirers, processors and payment facilitators to manage aspects of our merchant services business. For example, through our OptBlue® merchant-acquiring program, these third parties contract directly with small merchants for card acceptance on our network and determine merchant pricing. We continue to grow merchant acceptance of American Express cards around the world and work with merchant partners so that our Card Members are warmly welcomed and encouraged to spend in the millions of places where their American Express cards are accepted. We also seek to drive greater usage of the American Express network by deepening merchant engagement and increasing Card Member awareness through initiatives such as our Shop Small® campaigns and expanding our payment options such as through debit and B2B capabilities.
GMNS also provides fraud-prevention tools, marketing solutions, data analytics and other programs and services to merchants and other partners that leverage the capabilities of our integrated payments platform.
Card Network Business
We operate a payments network that processes and settles transactions across the globe. To enhance and extend the reach of our global network and broaden our customer base, we establish and maintain relationships with third-party banks and other institutions in approximately 110 countries and territories through our card network business. These network partners are licensed to issue American Express-branded cards in their countries and/or serve as the merchant acquirer for local merchants on our network.
For the year ended December 31, 2025, worldwide processed volume (spending on American Express cards issued by third parties as well as alternative payment solutions facilitated by American Express) was $227.2 billion and as of December 31, 2025, we had 66.2 million cards-in-force issued by third parties worldwide.
Diverse Customer Base and Global Footprint
The following chart provides a summary of our diverse set of customers and broad geographic footprint based on worldwide network volumes:

% of Worldwide Network Volumes, FY'25

Commercial Services 29%
US SME
US Large & Global Corp.
Processed Volumes 12%
Int'l SME and Large Corp
Int'l Consumer
International Card Services 22%
US Consumer Services 37%

SME refers to small and mid-sized businesses with less than $300 million in annual revenues.

Partners and Relationships
Our integrated payments platform allows us to work with a range of business partners, and our partners in return help drive the scale and relevance of the platform.
There are many examples of how we work with partners, including: issuing cards under cobrand arrangements with other corporations and institutions (e.g., Delta Air Lines (Delta), Marriott International, British Airways and Hilton Worldwide Holdings); providing greater value to our Card Members (e.g., Amex Offers and statement credits for purchases with partners); offering innovative ways for our Card Members to earn and use points with our merchants (e.g., Pay with Points at Amazon.com); expanding merchant acceptance with third-party acquirers and processors (e.g., OptBlue program participants); offering access to payment technologies, marketing solutions and brand assets for cards issued by third-party banks, financial technology companies and other institutions on the American Express network (e.g., cards offered by Coinbase and Credit Saison); integrating into expense management processes of our business customers (e.g., Emburse and SAP Concur); enhancing our travel and lifestyle benefits and services (e.g., Fine Hotels and Resorts®); and providing experiences and entertainment for Card Members (e.g., via Formula 1 and AEG Worldwide). We also have an equity investment in, and commercial arrangements with, Global Business Travel Group, Inc. (GBTG), which provides business travel-related services.
Delta is our largest strategic partner. Our relationships with, and revenues and expenses related to, Delta are significant and represent an important source of value for our Card Members. We issue cards under cobrand arrangements with Delta and the Delta cobrand portfolio continued to represent approximately 13 percent of worldwide billed business and approximately 21 percent of worldwide Card Member loans as of December 31, 2025. The Delta cobrand portfolio generates fee revenue and interest income from Card Members and discount revenue from Delta and other merchants for spending on Delta cobrand cards. The current Delta cobrand agreement runs through the end of 2029 and we expect to continue to make significant investments in this partnership. Among other things, Delta is also a key participant in our Membership Rewards program, provides travel-related benefits and services, including airport lounge access for certain American Express Card Members, accepts American Express cards as a merchant and is a corporate payments customer.
Working with all of our partners, we seek to provide value, choice and unique experiences across our customer base.
Our Premium Customer Base, Revenue Mix and Membership Model
We seek to attract premium, high-spending and high-credit-quality customers and our business model focuses on generating revenues primarily by driving spending on our cards and secondarily through finance charges and fees. Spending on our cards, which is higher on average on a per-card basis versus our network competitors, offers superior value to merchants in the form of loyal customers and larger transactions, and attracts partners to provide value to our Card Members and merchants. We also aim to meet the borrowing needs of our customers through a variety of card and non-card financing products, and we charge an annual fee on many of our card products, which helps support the value offered on those products. Because of the spend, lend and fee revenues we generate, we are able to invest in our Membership Model, which provides attractive rewards and other benefits for Card Members, as well as in marketing and payment solutions for merchants. This attracts new Card Members and creates incentives for Card Members to spend more on their cards, attracts merchants and partners to provide additional value to our Membership Model and positively differentiates American Express cards.
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
We aim to provide the world’s best customer experience every day and our reputation for world-class service has been recognized by numerous awards over the years. Our customer care professionals, travel consultants and partners treat servicing interactions as an opportunity to bring the brand to life for our customers, add meaningful value and deepen relationships. We also utilize technology to provide customers with a range of servicing channels and tools designed to meet their preferences and enhance their service experience.

Our Business Strategies
We seek to grow our business by focusing on five strategic imperatives:
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
Fourth, we want to continue to build on our unique global position, seeking ways to use our differentiated business model and global presence as we progress against our other strategic imperatives.
Finally, we seek to reimagine our customer and colleague experiences to drive innovation, improve productivity and efficiency and enhance customer satisfaction. We added this fifth strategic imperative as technology is transforming how we work and changing our customers’ expectations.

Our Colleagues
Our colleagues are integral to executing our business strategies and to our overall success. As of December 31, 2025, we employed approximately 76,800 people, whom we refer to as colleagues, with approximately 25,900 colleagues in the United States and approximately 50,900 colleagues outside the United States.
We conduct an annual Colleague Experience Survey for colleagues to share their feedback about the work environment and culture at American Express, which helps us better understand colleague sentiment across several aspects of their experience including leadership, engagement, work life, risk and controls, career development and well-being. In 2025, 91 percent of colleagues who participated in the survey said they would recommend American Express as a great place to work.
At the heart of our workplace culture are our Blue Box Values, which are a set of guiding principles that serve as the foundation for how we operate as a company and lead. We believe that maintaining our strong culture, adhering to our Blue Box Values and ensuring that our people feel respected, valued, recognized and backed helps us attract, develop and engage the right talent for American Express’ success.
We support our colleagues with competitive total compensation packages, holistic well-being programs and opportunities for career growth and development to attract and retain top talent.
Competitive Total Compensation. Our compensation programs seek to recognize colleagues for their contributions, leadership and impact, and every colleague has the opportunity to share in American Express’ success. In addition, maintaining pay equity is an important part of our compensation philosophy and is reviewed annually to ensure colleagues are compensated fairly, based on key factors such as tenure, role, level, geography, merit and performance.
Holistic Well-Being. We also provide leading benefits and take a holistic approach to well-being, providing resources that address the physical, financial and mental health of our colleagues. We support our colleagues’ physical health and well-being through our corporate wellness program, Healthy Living, which highlights the importance of preventive care, encourages and rewards healthy actions, and delivers practical and accessible resources that promote a healthy lifestyle. We also offer resources and support for our colleagues’ mental health through our Healthy Minds Program, which provides colleagues and their household members with access to free counseling and a personalized health concierge service, and aims to increase mental health awareness across American Express. Our financial well-being program, Smart Saving, provides tools and resources to help colleagues build their financial knowledge and skills for all life stages.
Career Growth & Development. We provide colleagues at all levels with access to a wide variety of resources to support their ongoing career growth and leadership development. We start with opportunities for colleagues to learn on the job, build cross-functional skills and grow in their careers through a defined, collaborative process for performance management. Colleagues have access to a number of other resources, such as career coaching, mentoring, professional networking and rotation opportunities, as well as courses on-demand and with classroom-style instruction. To help support a culture of conduct and risk management, we also require colleagues undergo trainings on laws, regulations and policies applicable to them and American Express.

Information About Our Executive Officers
Set forth below, in alphabetical order, is a list of our executive officers as of February 6, 2026, including each executive officer’s principal occupation and employment during the past five years. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER —	Vice Chairman
Mr. Buckminster (65) has been Vice Chairman since April 2021. Prior thereto, he had been Group President, Global Consumer Services Group since February 2018.

HOWARD GROSFIELD —	Group President, U.S. Consumer Services
Mr. Grosfield (57) has been Group President, U.S. Consumer Services since February 2025. Prior thereto, he had been President, U.S. Consumer Services since May 2022, Executive Vice President and General Manager of U.S. Consumer Marketing and Global Premium Services since February 2021 and Executive Vice President and General Manager of U.S. Consumer Marketing Services from January 2016 to February 2021.

MONIQUE R. HERENA —	Chief Colleague Experience Officer
Ms. Herena (54) has been Chief Colleague Experience Officer since April 2019.

RAYMOND JOABAR —	Group President, Global Commercial Services
Mr. Joabar (60) has been Group President, Global Commercial Services since February 2025. Prior thereto, he had been Group President, Global Merchant and Network Services since April 2021 and President, Global Risk and Compliance and Chief Risk Officer since September 2019.

CHRISTOPHE Y. LE CAILLEC —	Chief Financial Officer
Mr. Le Caillec (60) has been Chief Financial Officer (CFO) since August 2023. Prior thereto, he had been Deputy CFO since December 2021 and Head of Corporate Planning since February 2019.

RAFAEL MARQUEZ —	President, International Card Services
Mr. Marquez (54) has been President, International Card Services since May 2022. Prior thereto, he had been President, International Consumer Services and Global Loyalty Coalition since September 2019.

ANNA MARRS —	Group President, Global Merchant and Network Services
Ms. Marrs (52) has been Group President, Global Merchant and Network Services since February 2025. Prior thereto, she had been Group President, Global Commercial Services and Credit & Fraud Risk since April 2021 and President, Global Commercial Services since September 2018.

GLENDA MCNEAL —	Chief Partner Officer
Ms. McNeal (65) has been Chief Partner Officer since February 2024. Prior thereto, she had been President, Enterprise Strategic Partnerships since March 2017.

DENISE PICKETT —	President, Enterprise Shared Services
Ms. Pickett (60) has been President, Enterprise Shared Services since February 2025. Prior thereto, she had been President, Global Services Group since September 2019.

RAVI RADHAKRISHNAN —	Chief Information Officer
Mr. Radhakrishnan (54) has been Chief Information Officer since January 2022. Mr. Radhakrishnan joined American Express from Wells Fargo & Company, where he served as Chief Information Officer for the Commercial Banking and Corporate & Investment Banking businesses since May 2020.

ELIZABETH RUTLEDGE —	Chief Marketing Officer
Ms. Rutledge (64) has been Chief Marketing Officer since February 2018.

LAUREEN E. SEEGER —	Chief Legal Officer
Ms. Seeger (64) has been Chief Legal Officer since July 2014.

JENNIFER SKYLER —	Chief Corporate Affairs Officer
Ms. Skyler (49) has been Chief Corporate Affairs Officer since October 2019.

STEPHEN J. SQUERI —	Chairman and Chief Executive Officer
Mr. Squeri (66) has been Chairman and Chief Executive Officer since February 2018.

DOUGLAS TABISH —	Chief Risk Officer
Mr. Tabish (56) has been Chief Risk Officer since April 2024. Prior thereto, he had been Executive Vice President and General Manager of Global Card & Risk Operations since January 2020.

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
As a card issuer, we compete with financial institutions that issue general-purpose credit and debit cards, as well as businesses that issue private label cards, operate mobile wallets, provide payment services or extend credit. We face intense competition in the premium space and for cobrand relationships, as both card issuer and network competitors have targeted high-spending customers and key business partners with attractive value propositions. For example, there is heightened competition with respect to several aspects of our Card Member value propositions, such as in partnerships and other differentiated offerings (e.g., lounge space in U.S. and global hub airports, dining experiences and other experiential offerings). Our banking products also face strong competition, such as with respect to the rates offered on deposits.
Our global card network competes in the global payments industry with other card networks, including, among others, Visa, China UnionPay, Mastercard, JCB, Discover and Diners Club International (the last two of which are owned by Capital One). We are the fourth largest general-purpose card network globally based on purchase volume, behind Visa, China UnionPay and Mastercard. In addition to such networks, we compete against a range of companies globally, including merchant acquirers, processors, payment facilitators and web- and mobile-based payment platforms (e.g., Alipay, PayPal and Shop Pay), as well as regional payment networks (such as the National Payments Corporation of India).
The principal competitive factors that affect card-issuing, merchant and network businesses include:
•The features, value and quality of the products and services, including customer care, rewards programs and offers, partnerships, travel-, lifestyle- and business-related benefits (including lounges, dining and other entertainment, as well as business tools), banking services and digital and mobile services, as well as the costs associated with providing such features and services
•Reputation and brand recognition
•The number, spending characteristics and credit performance of customers
•The quantity, diversity and quality of the establishments where the cards can be used
•The attractiveness of the value proposition to cardholders, corporate clients, merchants, merchant acquirers, card issuers and processors, payment facilitators and other payment intermediaries (including the relative cost and ease of using or accepting the products and services, and capabilities such as fraud prevention and data analytics)
•The number, quality and cost of other cards and other forms of payment and financing available to customers, as well as the integration and connectivity of those products
•The security of cardholder, merchant and network partner information
•The success of marketing and promotional campaigns
•The speed of innovation and investment in systems, technologies and product and service offerings
•The nature and quality of expense management tools, electronic payment methods and data capture and reporting capabilities, particularly for business customers

Another aspect of competition is the dynamic and rapid growth of alternative payment and financing mechanisms, systems and products, which include payment facilitators and processors, digital payment, open banking and electronic wallet platforms, point-of-sale lenders and buy now, pay later products, real-time settlement and processing systems, financial technology companies, digital currencies developed by both the private sector and central banks, tokenization, blockchain and similar distributed ledger technologies, prepaid systems and gift cards, and systems linked to customer accounts or that provide payment solutions. The development of agentic commerce solutions, in which autonomous or semi-autonomous AI agents initiate and execute transactions on behalf of users, has accelerated as generative AI technologies have advanced and become more popular. In addition, the use of stablecoins, which can be used for payments in a number of settings, including in e-commerce and cross-border and B2B payments, has grown. The integration of these and other new or evolving technologies has the potential to create new or better competitor products, alter the competitive environment and reshape customer payment experiences, including in ways that disintermediate our relationship with customers. Furthermore, the business models and cost structures of competitors in these areas may differ from ours, such as those of certain financial technology companies, which can provide them with a number of advantages, including differing revenue streams, lower costs, greater scale or ability to pursue and adopt new technologies and less stringent regulatory requirements, and may enable them to disintermediate us from our customers. Additionally, various competitors are integrating more financial services into their product offerings and seeking to attain the benefits of an integrated payments platform, such as ours.
In addition to the discussion in this section, see “Our operating results may materially suffer because of substantial and increasingly intense competition worldwide in the payments industry” under “Risk Factors” for further discussion of the potential impact of competition on our business, and “Our business is subject to evolving and comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition” and “Legal proceedings regarding provisions in our merchant contracts, including non-discrimination and honor-all-cards provisions, could have a material adverse effect on our business and result in additional litigation and/or arbitrations, changes to our merchant agreements and/or business practices, substantial monetary damages and damage to our reputation and brand” under “Risk Factors” for a discussion of the potential impact on our ability to compete effectively due to government regulations or if ongoing legal proceedings limit our ability to prevent merchants from engaging in various actions that discriminate against our card products.

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
The following discussion summarizes elements of the extensive regulatory environment in which we operate; it does not purport to be complete or to describe all of the laws or regulations to which we are subject or all possible or proposed changes in laws or regulations that may become applicable to us. See “Operational and Compliance Risks” under “Risk Factors” for a discussion of the potential impact that changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, may have on our business, results of operations and financial condition.
Banking Regulation
American Express entities are subject to banking regulation in the United States and in certain jurisdictions internationally. U.S. federal and state banking laws, regulations and policies extensively regulate the Company, TRS and our U.S. bank subsidiary, American Express National Bank (AENB). For purposes of this Supervision and Regulation section, the “Company” refers only to American Express Company, a bank holding company, and does not include its subsidiaries. Both the Company and TRS are subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve and AENB is supervised, regulated and examined by the Office of the Comptroller of the Currency (OCC) and with respect to certain matters by the Federal Deposit Insurance Corporation (FDIC). The Company and its subsidiaries are also subject to the rulemaking, enforcement and examination authority of the Consumer Financial Protection Bureau (CFPB). Banking regulators have broad examination and enforcement powers, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions and require divestitures, any of which could compromise our competitive position. Many aspects of our business also are subject to rigorous regulation by other U.S. federal and state regulatory agencies and by non-U.S. government agencies and regulatory bodies. For example, non-U.S. regulators supervising our international regulated financial institutions use many of the same principles of regulation and supervision that are used by U.S. federal bank regulators.

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
Enhanced Prudential Standards
The Company is subject to the U.S. federal bank regulatory agencies’ rules that tailor the application of enhanced prudential standards to bank holding companies and depository institutions with $100 billion or more in total consolidated assets. Under these rules, each such bank holding company is assigned to one of four categories based on its status as a U.S. global systemically important banking organization and five other risk-based indicators: (i) total assets, (ii) cross-jurisdictional activity, (iii) non-bank assets, (iv) off-balance sheet exposure, and (v) weighted short-term wholesale funding, with the most stringent requirements applying to Category I firms and the least stringent requirements applying to Category IV firms. Under these rules, the Company has been a Category III firm since 2024 as a result of the Company’s total consolidated assets exceeding $250 billion. Category III firms are subject to heightened capital, liquidity and prudential requirements, single-counterparty credit limits and additional stress tests, which in some cases are subject to a transition period. AENB, as a depository institution subsidiary of a Category III firm, is also subject to certain enhanced prudential standards under these tailoring rules as described below.
Further changes in the levels of the risk-based indicators described above, such as if we have $75 billion or more in cross-jurisdictional activity (based on a four-quarter trailing average), could result in the Company becoming a Category II firm and subject to more stringent capital, liquidity and prudential requirements. Our cross-jurisdictional activity was $76 billion as of December 31, 2025, and the four-quarter trailing average was $73 billion.
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
In 2017, the Basel Committee published standards that, among other things, revise the standardized approach for credit risk (including by recalibrating risk weights and introducing additional capital requirements for certain “unconditionally cancellable commitments” such as unused credit card lines of credit) and provide a new standardized calculation for operational risk capital requirements. In 2023, the U.S. federal bank regulatory agencies issued a notice of proposed rulemaking to implement and supplement the Basel Committee standards, which would have significantly revised U.S. regulatory capital requirements for large banking organizations, including the Company and AENB. The U.S. federal bank regulatory agencies have subsequently indicated that they intend to work on a revised proposal; however, any future rulemaking with respect to the Basel Committee standards remains uncertain. The ultimate impact of any such rulemaking will depend on a number of factors, including the content of the final rulemaking, future minimum regulatory requirements and management decisions regarding our product constructs, capital distributions and target capital levels, and such rulemaking could result in significantly higher regulatory capital requirements for the Company and AENB.
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
On August 29, 2025, the Federal Reserve confirmed the SCB for the Company of 2.5 percent, which remained unchanged from the level announced in August 2024. As a result, the effective minimum ratios for the Company (taking into account the SCB requirement) and AENB (taking into account the CCB requirement) are 7.0 percent, 8.5 percent and 10.5 percent for the CET1 capital, Tier 1 capital and Total capital ratios, respectively. Banking organizations with ratios of CET1 capital, Tier 1 capital or Total capital to risk-weighted assets below these effective minimum ratios face constraints on discretionary distributions such as dividends, repurchases and redemptions of capital securities and executive compensation. A bank holding company’s SCB requirement is effective on October 1 of each year and will remain in effect through September 30 of the following year unless it is reset in connection with resubmission of a capital plan, as discussed below.
On April 17, 2025, the Federal Reserve issued a notice of proposed rulemaking that would make certain changes to the SCB calculation for Category I to III firms such as the Company, including (i) using the average of the maximum CET1 declines projected in each of the two most recent annual supervisory stress tests to determine a firm’s SCB, while retaining the 2.5 percent floor; and (ii) moving the effective date of the stress capital buffer requirement in a given year from October 1 to January 1.
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

Liquidity Regulation
The Company and AENB are subject to two standards for liquidity risk supervision as implemented by the Federal Reserve and OCC: the minimum liquidity coverage ratio (LCR) and the net stable funding ratio (NSFR). The LCR is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets to meet its liquidity needs for a 30-day time horizon under an acute liquidity stress scenario specified by supervisors. The LCR measures the ratio of a firm’s high-quality liquid assets to its projected net outflows. The NSFR requires a minimum amount of longer-term funding sources based on the assets, commitments and derivative exposures of banking entities. As a Category III firm with less than $75 billion in weighted short-term wholesale funding, the Company, and its depository institution subsidiary, AENB, are required to calculate the LCR and NSFR on a daily basis, with total net cash outflows and required stable funding, respectively, multiplied by an adjustment of 85 percent. The Company is required to make public disclosures related to its LCR on a quarterly basis beginning with respect to the first quarter of 2026 and NSFR on a semi-annual basis beginning with respect to the first and second quarters of 2026. Category II firms and their depository institution subsidiaries are subject to the full requirements of the LCR and NSFR, as well as a requirement to submit a liquidity monitoring report on a daily (rather than monthly) basis.
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
Stress Testing and Capital Planning
Under the Federal Reserve’s regulations, the Company is subject to annual supervisory stress testing requirements and biennial company-run stress testing requirements (commonly referred to as Dodd-Frank Act Stress Tests or “DFASTs”) that are designed to evaluate whether a bank holding company has sufficient capital on a total consolidated basis to absorb losses and support operations under adverse economic conditions. Category II firms are required to conduct DFASTs on an annual rather than biennial basis.
As part of the Comprehensive Capital Analysis and Review (CCAR), the Federal Reserve uses pro-forma capital positions and ratios under stress scenarios to determine the size of the SCB for each CCAR participating firm. The Company is required to develop and submit to the Federal Reserve an annual capital plan and stress testing results on or before April 5 of each year.
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
Resolution Planning
Certain bank holding companies are required to submit resolution plans to the Federal Reserve and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. As a Category III firm, the Company is required to submit a holding company resolution plan every three years, with submissions alternating between a full plan and a plan targeted on certain areas or subjects identified by the Federal Reserve and the FDIC. The Company submitted its most recent holding company resolution plan in 2025. If the Federal Reserve and the FDIC determine that the Company’s plan is not credible and we fail to cure the deficiencies, we may be subject to more stringent capital, leverage or liquidity requirements; may be subject to more restrictions on our growth, activities or operations; or may ultimately be required to divest certain assets or operations to facilitate an orderly resolution.
AENB continues to be required to prepare and provide a separate resolution plan to the FDIC that would enable the FDIC, as receiver, to effectively resolve AENB under the FDIA in the event of failure. In 2024, the FDIC issued a final rule revising its resolution plan requirements for insured depository institutions, which requires certain insured depository institutions with $100 billion or more in assets, including AENB, to submit full resolution plans every three years with interim supplements in non-submission years. AENB submitted its initial interim supplement in 2025 and will be required to submit its initial resolution plan under the final rule on or before July 1, 2026.
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
Consumer Financial Products Regulation
Our consumer-oriented activities are subject to regulation and supervision in the United States and internationally. In the United States, our marketing, sale and servicing of consumer financial products and our compliance with certain federal consumer financial laws are supervised and examined by the CFPB, which has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products, and authority to prevent “unfair, deceptive or abusive” acts or practices. The CFPB has the authority to write regulations under federal consumer financial protection laws, to enforce those laws and to examine for compliance. It is also authorized to collect fines and require consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. U.S. federal law also regulates abusive debt collection practices, which, along with bankruptcy and debtor relief laws, can affect our ability to collect amounts owed to us or subject us to regulatory scrutiny. In addition, a number of U.S. states have significant consumer credit protection, disclosure and other laws (in certain cases more stringent than U.S. federal laws). State regulators and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, including in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.
In 2024, the CFPB issued a final rule on personal financial data rights that requires financial institutions, including us, and other financial service providers (collectively referred to as data providers) to provide consumers and consumer-authorized third parties with access to consumers’ financial data in electronic form free of charge. In July 2025, a court granted the CFPB’s request to stay litigation challenging the final rule following the CFPB’s announcement that it would reexamine the final rule and in August 2025, the CFPB issued an advance notice of proposed rulemaking seeking input to inform its revisions to the final rule. While the impact of the CFPB’s rulemaking will depend upon the content of the final rule, this rulemaking and other open banking initiatives have the potential to change the competitive landscape, presenting challenges to our business model, such as limiting advantages provided by our integrated payments platform, as well as opportunities since we may also act as an authorized third party and receive data from data providers.

We are also regulated in the United States under the “money transmitter” or “sale of check” laws in effect in most states. In addition, we are required by the laws of many states to comply with unclaimed and abandoned property laws, under which we must pay to states the face amount of any Travelers Cheque or prepaid card that is uncashed or unredeemed after a period of time depending on the type of product. Additionally, we are regulated under insurance laws in the United States and other countries where we offer insurance services. Our merchant acquiring business, and the third-party merchant acquirers, processors and payment facilitators with whom we have relationships, are also subject to certain aspects of regulation under consumer protection laws, such as by the Federal Trade Commission.
In countries outside the United States, regulators continue to focus on a number of key areas impacting our card-issuing businesses, particularly consumer protection (such as in the EU, the UK and Canada) and responsible lending (such as in Australia, Mexico, New Zealand and Singapore), with increasing importance on and attention to customers and outcomes rather than just ensuring compliance with local rules and regulations. For example, the Financial Conduct Authority’s Consumer Duty in the UK, among other things, requires firms to act to deliver “good outcomes” for retail customers with respect to products and services, price and value, consumer understanding and consumer support. Regulators’ expectations of firms in relation to their compliance, risk and control frameworks continue to increase and regulators are placing significant emphasis on a firm’s systems and controls relating to the identification and resolution of issues.
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
Regulation and other governmental actions relating to operations, pricing or practices could affect all networks and/or acquirers directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted, and may continue to negatively impact, the discount revenue we earn, including as a result of downward pressure on our merchant discount rates from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants. For example, we exited our network business in the EU and Australia as a result of regulation in those jurisdictions. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when we work with cobrand partners and agents in the EU. In 2018, the EU Court of Justice (CJEU) confirmed the validity of fee capping and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although its ruling provided only limited guidance as to when or how the provisions might apply in such circumstances and remains subject to differing interpretations by regulators and participants in cobrand arrangements. In 2024, the CJEU held a hearing on questions referred by the Dutch Trade and Industry Appeals Tribunal regarding the interpretation of the application of the interchange fee caps in connection with an administrative proceeding by the Netherlands Authority for Consumers and Markets regarding our cobrand relationship with KLM Royal Dutch Airlines. As a precursor to the CJEU’s final ruling, an advisory opinion was issued by the Advocate General in March 2025, advising the CJEU that our payments to the cobrand partner can be subject to the interchange fee caps but certain payments and services provided by the cobrand partner could potentially be netted against such payments for purposes of determining the capped amount. The advisory opinion is not binding on the CJEU and there can be no assurance as to the outcome of the proceeding. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU. See “Our business is subject to evolving and comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition” under “Risk Factors.”

In various countries, such as certain Member States in the EU, Australia and Canada (other than in the Province of Quebec), merchants are permitted by law to surcharge card purchases. Certain jurisdictions are also reconsidering or may in the future reconsider their laws relating to surcharging, such as in Australia where the central bank released a consultation paper in July 2025 proposing to remove surcharging on designated card networks; however, the implementation and impact of any such proposals remain uncertain. In the United States, a number of state laws that prohibit surcharging have been overturned and certain states have passed or are considering laws to permit surcharging by merchants. In jurisdictions allowing surcharging, we have seen an increase in merchant surcharging on American Express cards, particularly in certain merchant categories. Surcharging is an adverse customer experience and could have a material adverse effect on us, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business. In addition, we also encounter steering or differential acceptance practices by merchants, which could also have a material adverse effect on us. See “Surcharging, steering or other differential acceptance practices by merchants could materially adversely affect our business and results of operations” under “Risk Factors.”
Central banks and other regulators have also established, or are seeking to establish, oversight over payment networks and other participants, including with respect to governance, risk management, resilience, transparency and access. For example, in November 2025, the Central Bank of Brazil issued a resolution which, among other things, will increase the responsibility of payment networks for the settlement of transactions on the network, including obligations in relation to issuer defaults, under revised network rules to be submitted by May 2026. Additionally, governments in some countries have established regulatory regimes that require international card networks to be locally licensed and/or to localize aspects of their operations. For example, the Reserve Bank of India, which has broad power under the Payment and Settlement Systems Act, 2007 to regulate the membership and operations of card networks, issued a mandate requiring payment systems operators in India to store certain payments data locally. In 2021, it imposed restrictions on American Express Banking Corp. from engaging in certain card issuing activities in India, which were lifted in 2022 following significant investment in technology, infrastructure and resources to comply with the regulation. The development and enforcement of these and other similar laws, regulations and policies heightens our exposure to third parties, increases costs and complexity of doing business and adversely affects our ability to compete effectively and maintain and extend our global network.
Privacy, Data Protection, Data Management, AI, Resiliency, Information Security and Cybersecurity
Regulatory and legislative activity in the areas of privacy, data protection, data management, AI, resiliency, information security and cybersecurity continues to increase worldwide. We have established, and continue to maintain, policies and a governance framework to comply with applicable laws and requirements in these areas, meet evolving customer and industry expectations and support and enable business innovation and growth; however, our policies and governance framework may not be sufficient given the size and complexity of our business and heightened regulatory scrutiny.
Our regulators are increasingly focused on ensuring that our privacy, data protection, data management, AI, resiliency, information security and cybersecurity-related policies and procedures are adequate to inform customers of our data collection, use, sharing, retention and/or security practices, to provide them with choices, if required, about how we use and share their information, and to appropriately safeguard their personal information and account access. Regulators are also focused on end-to-end management of data, technology infrastructure and architecture, technology operations, resiliency and business continuity, and third-party risk management policies and practices, with regulatory expectations continuing to increase as we grow in size. For example, the EU Digital Operational Resilience Act requires EU financial entities to have a comprehensive governance and risk management framework for information and communications technology risk. In addition, regulators and legislators have heightened their focus on the use of AI and machine learning (ML) through the application of existing laws and regulations as well as by adopting new laws and regulations, such as the EU AI Act and AI legislation in several U.S. states (e.g., in California, Colorado and Utah). These new and emerging laws and regulations are reshaping how we develop, deploy and manage AI systems, including by imposing new obligations related to data use, recordkeeping, transparency and human oversight.
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

We are also subject to certain privacy, data protection, data management, AI, resiliency, information security and cybersecurity laws in other countries in which we operate, some of which are more stringent and/or expansive than those in the United States and may conflict with each other. The EU and UK General Data Protection Regulations (GDPR) impose legal and compliance obligations on companies that process personal data of individuals in the EU and UK, irrespective of the geographical location of the company, with the potential for significant fines for non-compliance (up to 4 percent of total annual worldwide revenue). The EU and UK GDPR also include requirements concerning the cross-border transfer of personal data and prompt notification of data breaches, in certain circumstances, to affected individuals and supervisory authorities. We are also subject to certain data protection laws in Member States in the EU, which may be more stringent than the EU GDPR. Other countries have also adopted or are considering similar omnibus privacy laws, including Australia, Brazil, Canada, China, India, Japan, the Philippines, Singapore, South Korea and Thailand. Certain countries also require in-country data processing and/or in-country storage of data or for us to provide foreign governments and other third parties broader access to our data and intellectual property. Data breach and operational outage notification laws or regulatory activities to encourage such notifications and regulatory activity and laws around resiliency, business continuity and third-party risk management are also becoming more prevalent in jurisdictions outside the United States in which we operate.
Our privacy and data protection programs have become the subject of heightened scrutiny and review in certain jurisdictions, including in the EU, and we continue to enhance our privacy program to comply with applicable requirements and regulatory expectations. Our compliance with the various and often diverging legal frameworks around privacy, data protection, AI, resiliency, information security and cybersecurity, as well as increased regulatory and legislative activity in these areas, may result in higher technology, administrative and other operational costs and hinder our ability to deploy and scale technology, innovate quickly and effectively utilize data.
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
Among other things, these laws and regulations generally require us to establish AML/CFT programs that meet certain standards, including policies and procedures to collect information from and verify the identities of our customers, and to monitor for and report suspicious transactions, in addition to other information gathering and recordkeeping requirements. Our AML/CFT programs have become the subject of heightened scrutiny and we are working to make enhancements to our existing programs, policies and procedures and to identify and remediate deficiencies. Errors, failures or delays in complying with AML/CFT laws, deficiencies in our AML/CFT programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activity could give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities, or other enforcement actions.

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
The United States has imposed economic sanctions that affect transactions involving targeted jurisdictions, parties or activities. The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) administers most U.S. sanctions. OFAC regulations prohibit U.S. persons from engaging in financial transactions with or relating to, or other dealings involving, a targeted individual, entity, vessel, government or country without a license or other authorization. OFAC regulations require U.S. persons to block property and property interests of parties on OFAC’s Specially Designated Nationals and Blocked Persons List and entities owned 50 percent or more by one or more Specially Designated Nationals. Blocked property (e.g., bank deposits or other financial assets) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Regulatory authorities in other international jurisdictions, such as the UK and Member States in the EU, administer similar programs to U.S. sanction programs.
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
In addition, we routinely post financial and other information, some of which could be material to investors, on our Investor Relations website. Information regarding our corporate sustainability initiatives and related disclosures are available on our Investor Relations website and on the Corporate Sustainability section of our website at https://www.americanexpress.com/en-us/company/corporate-sustainability.
The content of any of our websites referred to in this report is not incorporated by reference into this report or any other report filed with or furnished to the SEC. We have included such website addresses only as inactive textual references and do not intend them to be active links.
Our business as a whole has not experienced significant seasonal fluctuations, although billed business tends to be moderately higher in the fourth quarter than in other quarters. As a result, the amount of Card Member loans and receivables outstanding tends to be moderately higher during that quarter. Additionally, we tend to have a higher proportion of retail-related billed business in the fourth quarter, which on average has a slightly lower merchant discount rate.

ITEM 1A.    RISK FACTORS
This section highlights certain risks that could affect us and our businesses, broadly categorized in accordance with the risk types identified in our risk governance framework: “Strategic and Reputational Risks,” “Operational and Compliance Risks” and “Credit, Market and Liquidity Risks.” You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K, including in “Risk Management” under “MD&A,” which describes our approach to identifying, monitoring and managing the risks we assume in conducting our businesses and provides certain quantitative and qualitative disclosures about market risks. Although we have devoted and continue to devote significant resources to develop and strengthen our risk management capabilities and control environment, we may not be successful in meeting regulatory expectations and managing the risks to which we are exposed.
The risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Strategic and Reputational Risks
Macroeconomic conditions are a major driver of our results of operations and changes in the business and economic environment may materially adversely affect our business.
We offer a broad array of products and services to consumers, small businesses, mid-sized companies and large corporations and thus are very dependent upon the level of consumer and business activity and the demand for payment and financing products. Slow economic growth, economic contraction, persistent inflationary pressures or shifts in broader consumer and business trends can significantly impact customer behaviors, including spending on our cards, the ability and willingness of Card Members to borrow and pay amounts owed to us, demand for fee-based products and services and levels of customers’ deposits with us.
Factors such as consumer spending and confidence, household income and housing prices, levels of unemployment and underemployment, business investment and inventory levels, bankruptcies, geopolitical instability, public policy decisions and uncertainty, government spending and debt, international trade relationships, tariffs, interest rates, taxes, inflation and deflation (including the effects of related governmental responses), impacts of new technologies, energy costs and availability of capital and credit all affect the economic environment and, ultimately, our profitability. Additionally, sustained periods of high inflation may, among other things, increase certain of our expenses and erode consumer purchasing power, confidence and spending. An economic downturn or recession may result in higher unemployment and lower household income, consumer spending, corporate earnings and business investment, which may negatively impact spending on our cards and demand for our products, and increase delinquencies and write-off rates.
Spending by our premium consumer Card Members, for example, is sensitive to personal discretionary spending levels and tends to decline during general economic downturns. Likewise, spending by small business and corporate clients, which comprised approximately 41 percent of our worldwide billed business during 2025, depends in part on the economic environment and a favorable climate for continued business investment and new business formation. The consequences of negative circumstances impacting us or the economic environment generally can be sudden and severe and can impact customer types and geographies in which we operate in very different ways.
Our business is subject to the effects of geopolitical conditions, weather, natural disasters and other catastrophic events.
Geopolitical conditions, terrorist attacks, military conflicts, supply chain issues, natural disasters, severe weather, widespread health emergencies or pandemics, information or cybersecurity incidents (including intrusion into or degradation or unavailability of systems or technology by cyberattacks), operational incidents and other catastrophic events can have a material adverse effect on our business. Political and social conditions, including geopolitical instability (such as from tensions involving China and the United States), fiscal and monetary policies (including developments related to the U.S. federal deficit, debt ceiling, government shutdowns and other budgetary issues), trade wars and tariffs, labor shortages, regional or domestic hostilities, economic sanctions and the prospect or occurrence of more widespread conflicts could also negatively affect our business, operations and partners, consumer and business spending, including travel patterns and business investment, and demand for credit. Pandemics and other health emergencies can have widespread and unpredictable impacts on global society, economic conditions and consumer and business behavior. Because we derive a portion of our revenues from travel-related spending and many of our partners’ businesses relate to travel, our business is sensitive to impacts to travel and tourism, such as health and safety concerns and limitations on travel and mobility. In addition, disruptions in air travel and other forms of travel can result in the payment of claims under travel protection products we offer.
We are a multinational company that derives a substantial portion of its revenues from activities outside of the United States and many of our U.S. customers have an international presence or are otherwise affected by global developments. Accordingly, events that impact international relations and geopolitical stability may have a significant impact on our business. For example, several countries have implemented and are considering the further implementation of tariffs, trade barriers or restrictions and other retaliatory international or domestic policies, as well as other measures affecting cross-border commerce, migration and the flow of information. These actions have had and may likely continue to have broad consequences for the global economy and regional and country economies, as well as impacts to global supply chains and negative effects on our customers and partners, which may adversely affect our business.
There are multiple ongoing military conflicts around the world and geopolitical tensions may result in additional conflicts or escalate existing conflicts. Such conflicts have led to economic uncertainty and market disruptions. For example, as a result of the Russian invasion of Ukraine, we exited our business operations in Russia and Belarus. Geopolitical conditions may adversely affect macroeconomic conditions and our business in a number of ways, including potential retaliatory action against companies such as us and our clients and partners, further sanctions activity and export controls, heightened regulatory scrutiny, increased inflation, further increases or fluctuations in goods and energy prices, decreases in global travel, further disruptions to the global supply chain and increased prevalence and sophistication of cyberattacks. If international political instability and geopolitical tensions continue or increase, our business and results of operations could be harmed.
Hurricanes, wildfires and other natural disasters have impacted, and may continue to impact, spending and credit performance in the areas affected. Disasters and catastrophic events, and the impact of such events on certain industries or the overall economy, could have a negative effect on our business, results of operations and infrastructure, including our technology and systems and those of our partners and suppliers. Climate-related risks may exacerbate certain of these threats, including the frequency and severity of weather-related events. Card Members in California, Florida, New York, Texas, Georgia and New Jersey account for a significant portion of U.S. consumer and small business billed business and Card Member loans, and our results of operations could be impacted by events or conditions that disproportionately or specifically affect one or more of those states.
Our operating results may materially suffer because of substantial and increasingly intense competition worldwide in the payments industry.
The payments industry is highly competitive, and we compete with networks, issuers, acquirers and other payment service providers and methods of payment, including paper-based transactions (e.g., cash and checks) and electronic transfers (e.g., wire transfers and ACH), as well as evolving and growing alternative mechanisms, systems and products (e.g., web- and mobile-based payment platforms). If we are not able to differentiate ourselves from our competitors, develop compelling value propositions for our customers and/or effectively use emerging technologies to grow in evolving areas such as digital payments and agentic commerce, we may not be able to compete effectively.
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
Some of our competitors have substantially greater scale and resources than we have and may offer richer value propositions or a wider range of programs and services than we offer or may use more effective strategies to acquire and retain more customers, capture a greater share of spending and borrowings, develop more attractive cobrand card and other partner programs, obtain more favorable terms with merchants and maintain greater merchant acceptance than we have. Competition may also intensify as participants in the payments industry merge or enter into joint ventures or other partnerships or business combinations, which may create advantages in competing with our products and services. Government actions or initiatives may also provide competitors with increased opportunities to derive competitive advantages and may create new competitors, including in some cases a government entity. We may not be able to compete effectively against these threats or respond or adapt to changes in customer behavior, such as Card Member spending and borrowing or merchant acceptance, as effectively as our competitors. Costs such as Card Member rewards and Card Member services expenses could continue to increase as we evolve our value propositions, including in response to increased competition. Competitors may also use AI technologies more effectively than us or partner with companies that do so, which may increase the attractiveness and availability of their products and services and allow them to offer greater value propositions and realize greater operational efficiencies.
The payments industry is complex and continues to undergo changes in response to evolving technologies and customer preferences. Spending on our cards could continue to be impacted by increasing usage of credit and debit cards issued on other networks and real-time settlement transactions, such as bank transfers, as well as adoption of alternative payment mechanisms, systems and products, such as digital currencies. The fragmentation of Card Member spending, such as to take advantage of different merchant or card incentives, for convenience with technological solutions or as a result of point-of-sale practices that impact merchant acceptance (e.g., surcharging or differential acceptance), may continue to increase. Revolving credit balances on our cards could also be impacted by alternative financing providers, such as point-of-sale lenders and buy now, pay later products. Regulatory and legislative changes may also significantly alter the competitive landscape, including by facilitating alternative payment or financing mechanisms, such as recent legislation in the U.S. establishing a regulatory framework for stablecoins, or by imposing constraints on payment or financing mechanisms, such as proposals to cap credit card interest rates. To the extent other payment and financing mechanisms, systems and products continue to successfully expand, our discount revenues earned from Card Member spending and our net interest income earned from Card Member borrowing could be negatively impacted. In addition, companies that control access to consumer and merchant payment method choices at the point of sale or through digital wallets, agentic or other commerce-related experiences, mobile applications or other technologies could choose not to accept, suppress use of, or degrade the experience of using our products or could restrict our access to our customers and transaction data. Such companies could also require payments from us to participate in such digital wallets, experiences or applications or negotiate incentives or pricing concessions, impacting our profitability on transactions. As AI technologies are increasingly integrated into payments and related services, such as through the adoption of agentic commerce, these dynamics may accelerate and new dynamics that are difficult to predict may develop, any of which may disadvantage our business.
The competitive value of our data and demand for our products and services may also be diminished as traditional and non-traditional competitors use other, new data sources and technologies, including generative AI, to derive similar insights and by certain regulations. Open banking initiatives, including those promoted by governments and regulators, may result in a number of challenges to our business model, such as disintermediating us from our customers, steering customers away from our products and services or decreasing our attractiveness to partners. Competitors have also sought to create their own integrated payments platforms and may have competitive advantages in doing so as compared to our business.
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
Many of our competitors are subject to different, and in some cases, less stringent, legislative and regulatory regimes, and some may have lower cost structures and more agile business models and systems. For example, banking regulators are increasingly open to issuing limited-purpose licenses to allow companies to conduct certain banking activities under more limited regulatory requirements. More restrictive laws and regulations that do not apply to all of our competitors can put us at a disadvantage, including prohibiting us from engaging in certain transactions, regulating our business practices or adversely affecting our cost structure.
We face intense competition for partner relationships, which could result in a loss or renegotiation of these arrangements that could have a material adverse impact on our business and results of operations.
In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we work with partners such as Delta, Marriott, British Airways and Hilton to offer cobranded cards for consumers and small businesses, and with partners in many industries, including Delta, to offer benefits and rewards to Card Members. Other aspects of our customer value propositions also increasingly rely on our ability to co-create and co-fund value with partners, such as statement credits for purchases with partners and travel and dining benefits. See “Partners and Relationships” under “Business” for additional information on our business partnerships, including with Delta.
Competition for relationships with key business partners is very intense and there can be no assurance we will be able to grow or maintain these partner relationships or that they will remain as profitable or valued by our customers. Establishing and retaining attractive cobrand card partnerships is particularly competitive among card issuers and networks as these partnerships typically appeal to high-spending loyal customers. All of our cobrand portfolios in the aggregate accounted for approximately 26 percent of our worldwide billed business for the year ended December 31, 2025. Card Member loans related to our cobrand portfolios accounted for approximately 36 percent of our worldwide Card Member loans as of December 31, 2025.
Cobrand and other partner arrangements are generally entered into for a fixed period and will terminate in accordance with their terms, including at the end of the fixed period unless extended or renewed at the option of the parties, or upon early termination as a result of an event of default or otherwise. We face the risk that we could lose partner relationships, even after we have invested significant resources in the relationships. Additionally, partners may make changes to the products and services they offer or otherwise become less desirable to our customers, which may lower the value of our products, such as cards with embedded partner value and the cobranded cards we issue to our customers. We also may not renew certain relationships, such as our Amazon and Lowe’s small business cobrand portfolios, which, as previously disclosed, have been reclassified to held for sale on our Consolidated Balance Sheets. Billed business could decline and Card Member attrition could increase, in each case, significantly as a result of the termination of one or more partnership relationships. In addition, some of our cobrand arrangements provide that, upon expiration or termination, the cobrand partner may purchase or designate a third party to purchase the loans generated with respect to such cobranded card portfolio, which could result in the loss of the card accounts and a significant decline in our Card Member loans outstanding.
We regularly seek to extend or renew cobrand and other partner arrangements in advance of the end of the contract term and face the risk that existing relationships will be renegotiated with less favorable terms for us or that we may be unable to renegotiate on terms that are acceptable to us, as competition for such relationships continues to increase. We make payments to our cobrand partners, which can be significant, based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. The amount we pay to our cobrand partners has increased, particularly in the United States, and may continue to increase as arrangements are renegotiated due to increasingly intense competition for cobrand partners among card issuers and networks.
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
Our success is, in many ways, dependent on the success of our partners. From customer acquisition to cobranding arrangements, from providing rewards and benefits to customers to facilitating B2B supplier payments for our corporate clients, we rely on our business partners across many aspects of our company and our arrangements with business partners represent a significant portion of our business. For example, our two largest redemption partners are Amazon and Delta. Some of our partners manage certain aspects of our customer relationships, such as our OptBlue program participants. To the extent any of our partners fail to effectively promote and support our products, experience a slowdown in their business, operational disruptions, reputational issues or loss of consumer confidence, or are otherwise unable to meet our expectations or those of their other stakeholders, our business may be materially negatively impacted. We also face the risk that existing relationships will be renegotiated with less favorable terms for us or that we may be unable to renegotiate on terms that are acceptable to us. In addition, we may be obligated to make or accelerate payments to certain business partners such as cobrand partners upon the occurrence of certain triggering events such as a shortfall in certain performance and revenue levels. If we are not able to effectively manage these triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. See Note 12 to the “Consolidated Financial Statements” for additional information on financial commitments related to agreements with certain cobrand partners.
Similarly, we are exposed to risk from bankruptcies, liquidations, insolvencies, financial distress, restructurings, structural shifts in the economy, consolidations, operational outages, cybersecurity incidents and other similar events that may occur in any industry representing a significant portion of our billed business or with respect to any of our important business partners (such as those with whom we co-create and co-fund value for customers), which could negatively impact particular card products and services (and volumes generally) and our financial condition and results of operations. We have previously and may in the future pre-purchase loyalty points from certain of our cobrand partners, the value of which may diminish to the extent such partners cease operations or such points become less desirable to our customers. We could also be materially impacted if we were obligated or elected to reimburse Card Members for products and services purchased from merchants that have ceased operations or stopped accepting our cards. For example, we are exposed to credit risk in the airline industry to the extent we protect Card Members against non-delivery of purchases, such as where we have remitted payment to an airline for a Card Member purchase of tickets that have not yet been used or “flown.” If we are unable to collect the amount from the airline, we may bear the loss for the amount credited to the Card Member. Spending at airline merchants accounted for approximately 6 percent of our worldwide billed business for the year ended December 31, 2025.
For additional information relating to operational risks of our business partners, see “We rely on third-party providers for acquiring and servicing customers, technology, platforms and other services integral to the operations of our businesses. These third parties may act in ways or experience issues that could materially harm our business” below.
We face continued intense competitive pressure that may materially impact the prices we charge for accepting our cards for payment, as well as the risk of losing merchant relationships, which could have a material adverse impact on our business and results of operations.
We face pressure from competitors that primarily rely on sources of revenue other than discount revenue or have lower costs that can make their pricing for card acceptance more attractive. Merchants, business partners and third-party merchant acquirers, processors and payment facilitators are also able to negotiate incentives, pricing concessions and other favorable contractual provisions from us as a condition to accepting our cards, being cobrand partners, offering benefits to our Card Members or signing merchants to accept American Express cards. As these parties become even larger (such as the largest tech companies) or as evolving technologies and customer preferences alter the payments landscape, we may have to increase the amount of incentives and/or concessions we provide to them. We also face the risk of losing relationships with these parties or that they limit acceptance of our cards, which could materially adversely affect spending on our cards and our ability to retain current Card Members and attract new Card Members and therefore, our business and results of operations.
Our merchant discount rates have been impacted by regulatory changes affecting competitor pricing in certain international countries and U.S. states, as well as litigation related to pricing, and may in the future be impacted by pricing regulation and litigation. We have also experienced erosion of our merchant discount rates as we increase merchant acceptance. We may not be successful in significantly expanding merchant acceptance or offsetting rate erosion with volumes at new merchants. In addition, the regulatory environment and differentiated payment models and technologies from non-traditional players in the alternative payments space could pose challenges to our payment model and adversely impact our merchant discount rates. Some merchants, including large tech companies and other large merchants, continue to invest in their own payment and financing solutions, such as proprietary-branded digital wallets, using both traditional and new technology platforms. If merchants are able to drive broad consumer adoption and usage, it could adversely impact our merchant discount rates and network and loan volumes.
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
In certain countries, such as Australia (where surcharging is currently under reconsideration), Canada (other than in the Province of Quebec) and certain Member States in the EU, and in certain states in the United States, merchants are permitted by law to engage in surcharging, steering or other differential acceptance practices for certain card purchases and certain merchants and merchant organizations continue to push for these practices in other jurisdictions. In jurisdictions where surcharging is not prohibited, we have seen an increase in merchant surcharging on American Express cards, particularly in certain merchant categories, and in some cases, either the surcharge is greater than that applied to cards issued on competing networks or cards issued on competing networks are not surcharged at all (practices that are known as differential surcharging), even though there are many cards issued on competing networks that have an equal or greater cost of acceptance for the merchant. In addition to surcharging, we also encounter merchants that accept our cards, but tell their customers that they prefer to accept another type of payment or otherwise seek to suppress use of our cards or certain of our cards, such as limiting the use of our cards for certain transactions.
Our Card Members value the ability to use their cards where and when they want to, and we, therefore, take steps to meet our Card Members’ expectations and to protect the American Express brand by prohibiting discrimination through provisions in our merchant contracts, including non-discrimination and honor-all-cards provisions, subject to local legal requirements. We generally do not prohibit surcharging in our agreements with merchants so long as it is permitted by law and a merchant does not discriminate against American Express cards by engaging in differential surcharging.

American Express cards could become less desirable to consumers and businesses generally due to surcharging, steering or other forms of discrimination, which could result in a decrease in cards-in-force, coverage and transaction volumes, including as a result of related actions we may take to enforce our merchant contractual provisions such as terminating merchant contracts. The impact could vary depending on such factors as: the industry or manner in which a surcharge is levied; how Card Members are surcharged or steered to other card products or payment forms at the point of sale; the ease and speed of implementation for merchants, merchant acquirers, processors, payment facilitators or other merchant service providers, including as a result of new or emerging technologies such as AI and agentic commerce; the size and recurrence of the underlying charges; and whether and to what extent these actions are applied to other forms of payment, including whether it varies depending on the type of card (e.g., credit or debit), product, network, acquirer or issuer. We also increasingly rely on merchant acquirers, processors and payment facilitators to manage certain aspects of our merchant relationships and promote and support the acceptance and usage of our cards, but they may have business interests, strategies or goals that are inconsistent with ours. Discrimination against American Express cards could have a material adverse effect on our business, financial condition and results of operations, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business.
We may not be successful in our efforts to promote card usage or attract new customers, including through marketing and promotion, merchant acceptance and Card Member rewards and services, or to effectively control the costs of such investments, all of which may materially impact our profitability.
Revenue growth is dependent on increasing consumer and business spending on our cards, growing loan balances and increasing fee revenue. We have been investing in a number of growth initiatives, including to attract new Card Members, retain existing Card Members, grow merchant acceptance and capture a greater share of customers’ total spending and borrowings. We have also introduced complementary products, such as travel and dining platforms, checking accounts, debit cards and expense management tools. There can be no assurance that our investments will continue to be effective, particularly as consumer and business behaviors continue to change and competition in the payments industry remains intense. Increasing spending on our cards also depends on our continued expansion of merchant acceptance of our cards. If we are unable to continue growing merchant acceptance and perceptions of coverage, or if merchants decide to no longer accept American Express cards or more greatly engage in surcharging, steering or other differential acceptance practices, our business could suffer. As the payments industry continues to evolve, we may expand our product and service offerings, which could include offering new payment mechanisms or additional complementary products, or shift the focus of our investments. We may also add customer acquisition channels and form new partnerships or renew current partnerships. Any of these initiatives could have higher costs than our current arrangements, fail to resonate with customers, adversely impact our merchant discount rates and existing product and service offerings or dilute our brand.
Another way we invest in customer value is through a range of Card Member rewards and benefits, including our Membership Rewards program. We rely on third parties for certain Membership Rewards redemption options, statement credits, Card Member offers, travel- and dining-related benefits and other rewards and benefits, and we may modify or not be able to continue to offer such rewards and benefits in the future, which could diminish the value of our cards. Many credit card issuers and certain other companies have developed rewards and cobrand programs and other benefits and services that are similar to ours and may be more attractive. An inability to differentiate our products and services could materially adversely affect us.
We may not be able to cost-effectively manage and expand Card Member benefits, including containing the growth of marketing, promotion, rewards and Card Member services expenses in the future, and our ability to do so will depend in part on our ability to attract value from partners. In addition, to the extent our products or offers attract customers looking for short-term incentives and fail to incentivize long-term loyalty, costs and Card Member attrition could increase. Any significant change in, or failure by management to reasonably estimate, usage of Card Member services, redemptions of Membership Rewards points and statement credit offers and associated costs could adversely affect our profitability. If our expenses significantly increase beyond our expectations, we may be unable to offset the financial impact by decreasing investments in other areas of the business or operating expenses or increasing revenues such as fee-based revenues, or both, particularly in the current regulatory and competitive environment.
Our brand and reputation are key assets of our Company, and our business may be materially affected by how we are perceived in the marketplace.
Our brand and its attributes are key assets, and we believe our continued success depends on our ability to preserve, grow and realize the benefits of the value of our brand. Our ability to attract and retain consumer and small business Card Members and corporate clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, fraud prevention, privacy and data protection, management, workplace culture, merchant acceptance, financial condition, response to political and social issues or catastrophic events and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents and whether or not factually correct—could erode trust and confidence and damage our reputation among existing and potential Card Members, corporate clients, merchants and partners, which could make it difficult for us to attract new customers and maintain existing ones, and could subject us to heightened legal and regulatory scrutiny. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including card practices, regulatory compliance, the use and protection of customer information, conduct by our colleagues and policy engagement and charitable giving, including activities of the American Express Company Political Action Committee and the American Express Foundation, and from actions taken by regulators or others in response thereto. Moreover, the speed with which information spreads through social media and other news sources, the increased prevalence of campaigns by activists and others targeting corporate practices (including those advancing certain political or social agendas), and the ease with which customers can switch to competing products may amplify the onset and negative effects from such perceptions.
Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of, or controversy related to, a third-party service provider, business partner, merchant acquirer or network partner may be attributed by Card Members and merchants to us, thus damaging our reputation and brand value. Our brand may also be negatively impacted by perceptions about our Card Member base, ability or inability of certain individuals or companies to become customers and their usage of our cards and other products and services, and acceptance of American Express cards by merchants in certain industries, when American Express cards are used for payment for legal, but controversial, products and services, or any government inquiries or legislative scrutiny related to customer acquisition practices or card acceptance or usage. The lack of acceptance, suppression of card usage or surcharging by merchants can also negatively impact perceptions of our brand and our products, lower overall transaction volume and increase the attractiveness of other payment products or systems. Adverse developments with respect to our industry may also negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a corporation with headquarters and operations located in the United States and a brand name referring to the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. These risks to our brand and reputation, as well as other risks described herein, are heightened by the increasing sophistication and availability of AI technology, including by assisting with the creation of deepfakes, increasing the velocity of distribution of disinformation and potentially altering the payments landscape in ways that disintermediate or create a negative perception of us. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our business volumes, revenues, liquidity and profitability.
We face increased scrutiny from stakeholders who have diverging views related to business practices and company activities, which could result in reputational harm, litigation, enforcement actions and other adverse consequences. In addition, we are subject to increasing regulatory requirements and legal risks related to corporate sustainability topics, such as those arising from new disclosure requirements in certain jurisdictions. Inaccurate perceptions or mischaracterizations of disclosures on these topics, or our goals and initiatives, while outside of our control, could impact our reputation, colleague hiring and retention, and demand for our products and services.
If we are not able to successfully invest in, and compete with respect to, technological developments and new products and services across all our businesses, our revenue and profitability could be materially adversely affected.
Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in technology across all areas of our business, including in transaction processing, data management and analytics, AI & ML (including agentic commerce), customer interactions and communications, open banking and alternative payment and financing mechanisms (including related to digital currencies and blockchain technologies), authentication technologies and digital identification, tokenization, real-time settlement and risk management and compliance systems. Incorporating new technologies into our products and services, including developing the appropriate governance and controls consistent with regulatory expectations, requires substantial expenditures and takes considerable time, and may have unintended consequences or ultimately be unsuccessful. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, our existing technology.
The process of developing new products and services, enhancing existing products and services and adapting to technological changes and evolving industry standards is complex, costly and uncertain, and any failure by us to accurately anticipate and respond to customers’ changing needs and emerging technological trends could significantly impede our ability to compete effectively. Our competitors may develop, or partner with companies that develop, products, platforms or technologies that become more widely adopted by consumers, merchants or service providers than ours, including as a result of increased involvement by technology companies in the payments industry and our competitors’ greater scale or ability to pursue and adopt new technologies. In addition, we may underestimate the resources needed and overestimate our ability to develop new products and services and customer demand for such products and services, particularly beyond our traditional card products and travel-related services.
The use of AI & ML technologies, including generative AI and agentic commerce, has increased rapidly and may be transformative to the payments industry, heightening the risks described herein and others in ways that may be unpredictable and disadvantageous to us. Our and our partners’ use of AI & ML is subject to various and evolving risks, including flaws in models or datasets that may result in biased or inaccurate results, especially as generative AI has been known to produce false or “hallucinatory” inferences or outputs. The use of AI may also result in unintended or unexpected outcomes, present significant ethical challenges and heighten risks related to information security, the infringement of intellectual property rights and exposure of proprietary or personal information. We may also face challenges in our ability to safely deploy AI systems and implement appropriate governance and controls, which may not be as burdensome to our competitors, and which may impair our implementation or impose additional risks. The complexity of these technologies can make it difficult to assess proper operation, reduce error, or understand and explain their outputs. Adverse consequences of AI & ML remain uncertain but could include flaws in the decisions, predictions, outputs or analysis such technologies produce, subjecting us to competitive harm, legal liability, heightened regulatory scrutiny, greater prevalence of surcharging or other negative point-of-sale practices and brand or reputational harm, as well as decreased demand for our products and services or increased costs.
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
We have acquired a number of businesses and have made a number of strategic investments, and continue to evaluate potential transactions. There is no assurance that we will be able to successfully identify suitable candidates, value potential investment or acquisition opportunities accurately, detect potential risks and liabilities related to those opportunities, negotiate acceptable terms for those opportunities, or complete proposed acquisitions and investments. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures, including in integrating systems, customers and personnel or further developing the acquired business or technology, result in unanticipated liabilities, including legal claims, violations of laws, commercial disputes and information security vulnerabilities or breaches (including from not integrating the acquired company, business or technology quickly or appropriately, from activities that occurred prior to the acquisition, from inadequate systems or controls of the acquired company, and from exposure to third party relationships of the acquired company or business or new laws and regulations), and may divert company time and resources or harm our business generally. For example, legal claims have arisen relating to the structure and consideration paid in certain of our acquisitions. Expanding to new businesses, geographies or customer types through acquisitions may subject us to new risks and we may not have the relevant expertise or business structure to achieve desired results. It may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated, not realized at all or fully offset by other costs, which could materially adversely affect our business and operating results, including as a result of write-downs of goodwill and other intangible assets.
Joint ventures, such as those through which we operate in certain foreign jurisdictions, and minority investments in companies, such as GBTG, inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment, including as a result of being subject to different laws or regulations. Joint ventures and other partnerships or minority investments operating in foreign jurisdictions may also face risks from adverse regulatory actions, which could adversely affect their operations or our investment. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours and we have been and may in the future be involved in litigation with our joint venture partners and other shareholders and parties related to the joint ventures and investments. We have commercial arrangements with GBTG, including, among other things, a long-term trademark license agreement pursuant to which GBTG uses select American Express marks. GBTG also supports certain of our strategic partnerships and our Commercial Services business. Business decisions or other actions or omissions of a joint venture partner, other shareholders or management of our joint ventures and companies in which we have minority investments may adversely affect the value of our investment or any commercial benefit to us from the relationship, result in litigation or regulatory action against us and otherwise damage our reputation and brand. In addition, trade secrets and other proprietary information we may provide to a joint venture may become available to third parties beyond our control. The ability to enforce intellectual property and contractual rights to prevent disclosure of our trade secrets and other proprietary information may be limited in certain jurisdictions.
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
Operational and Compliance Risks
We may not be able to effectively manage the operational and compliance risks to which we are exposed.
We consider operational risk as the risk to our current or projected financial condition and resilience arising from inadequate or failed processes, human error or adverse external events. Operational risk includes, among others, the risk that error or misconduct could result in a material financial misstatement, a failure to monitor a third party’s compliance with regulatory or legal requirements, a failure to adequately monitor and control access to, or use of, data in our systems we grant to third parties or a failure to satisfy our obligations to our customers with respect to our products and services. For example, as previously disclosed, we have identified issues related to our rewards and benefits programs and have taken actions to remediate the issues and enhance our related procedures and controls. As processes or organizations are changed or become more complex, we grow in size or acquire businesses, new products and services are introduced, such as new lending features, banking products, dining capabilities and digital collectibles, or we become subject to more stringent or complicated regulatory requirements, we may not identify or address new operational risks. Through human error, fraud or malfeasance, conduct risk can result in harm to customers, legal liability, fines, sanctions, customer remediation and brand damage. Although we maintain systems and controls to help mitigate conduct risk, they may not be effective, and misconduct by one or more colleagues or partners, particularly those with access to key systems or information, could have wide-reaching consequences.
Compliance risk arises from violations of, or failure to conform or comply with, laws and/or regulations, internal policies and procedures and related practices, or ethical standards. We need to continually update and enhance our control environment to address operational and compliance risks, and our control environment and related systems have in certain instances not sufficiently detected, and may in the future not sufficiently detect, errors or omissions. Operational and compliance failures, deficiencies in our control environment or an inability to maintain high standards of business conduct can expose us to reputational and legal risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.
A major information or cybersecurity incident could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our products and services.
We and third parties collect, process, transfer, host, store, analyze, retain, provide access to and dispose of account information, payment transaction information, sensitive business information and certain types of personally identifiable and other information pertaining to our customers, partners and colleagues in connection with our cards and other products and in the normal course of our business.

Global financial institutions like us, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), AI-assisted deepfake attacks and disinformation campaigns, corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems and company accounts. These threats have arisen from external parties, including state-sponsored and nation state actors, as well as insiders who knowingly or unknowingly engage in or enable malicious cyber activities. There are a number of motivations for cyber threat actors, including criminal activities such as fraud, identity theft and ransom, corporate or nation-state espionage, political agendas, public embarrassment with the intent to cause financial or reputational harm, intent to disrupt information technology systems and supply chains, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Cyber threat actors have rapidly evolved their techniques and increasingly utilize advanced capabilities, including the exploitation of unknown security flaws in software and hardware and the integration of advanced forms of AI and other new technology, which can increase the efficacy, severity, frequency and ease of execution of cyberattacks. In addition, new computing technologies, such as quantum computing, may enable threat actors to compromise data encryption and other protective measures.
Our and our partners’ networks and systems are subject to constant attempts to disrupt business operations and capture, destroy, manipulate or expose various types of information relating to corporate trade secrets, customer information (including Card Member, travel, dining and loyalty program data), colleague information and other sensitive business information (including acquisition activity, non-public financial results and intellectual property). For example, we and other U.S. financial services providers have been the target of attacks, such as denial-of-service attacks, social engineering and the impersonation of current or prospective employees and contractors, in some cases conducted by nation state-affiliated actors. We develop and maintain systems and processes aimed at detecting and preventing information security and cybersecurity incidents and fraudulent activity, including our cyber crisis response procedures, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change, new vulnerabilities and exploits are discovered and as efforts to overcome security measures become more sophisticated. In addition, our own usage of generative AI and other emerging technologies may increase our vulnerabilities or limit our ability to detect intrusion.
Despite our efforts and the efforts of third parties that process, transmit or store our data and data of our customers and colleagues or support our operations, such as service providers, merchants and regulators, the possibility of information, operational and cybersecurity incidents, malicious social engineering, password mismanagement, corporate espionage, fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technologies are deployed by threat actors, including the potential use of advanced forms of AI and quantum computing, and we increasingly use platforms that are outside of our network and control environments. For example, we are aware that certain of our third-party service providers and joint ventures have been the victims of ransomware and other cyberattacks, in some instances that affected our data or services provided to us. Furthermore, recently introduced products and services, such as checking accounts and non-card lending, may lead to an increase in the number or types of cyberattacks and our exposure to fraud and other malfeasance. Risks associated with such incidents and activities include theft of funds and other monetary loss, disruption of our operations and the unauthorized disclosure, release, gathering, monitoring, misuse, modification, loss or destruction of confidential, proprietary, trade secret or other information (including account data information). An incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. We are subject to varied cybersecurity regulations and incident reporting requirements, which could require us to disclose incidents that may not have been resolved or fully investigated at the time of disclosure, leading to customer confusion, regulatory scrutiny and negative publicity and exacerbating risks related to the incident itself. Our ability to address incidents may also depend on the timing and nature of assistance that may be provided by relevant governmental or law enforcement agencies.
Information, operational or cybersecurity incidents and other actual or perceived failures to maintain confidentiality, integrity, availability of services and data, privacy and/or security has led to regulatory investigations and increased regulatory scrutiny and may lead to regulatory intervention (such as mandatory card reissuance), consent decrees, increased litigation (including class action litigation), response costs (including notification and remediation costs), fines, negative assessments of us and our subsidiaries by banking regulators and rating agencies, reputational and financial damage to our brand, negative impacts to our partner relationships, and reduced usage of our products and services, all of which could have a material adverse impact on our business. The disclosure of sensitive company information could also undermine our competitive advantage and divert management attention and resources.
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
We rely extensively on our information technology systems and those of our third parties, including our transaction authorization, clearing and settlement systems, data centers and cloud data storage and processing services, which have experienced and may continue to experience service disruptions or degradation that may result from technology malfunction, sudden increases in processing or other volumes, natural disasters and weather events, fires, accidents, technology change management issues, power outages, internet outages, telecommunications failures, fraud, denial-of-service, ransomware and other cyberattacks, inadequate infrastructure in lesser-developed markets, technology capacity management issues, terrorism, computer viruses, vulnerabilities or failures in hardware or software, physical or electronic break-ins, or other operational issues or similar events. Due to the interconnectivity and complexity of information systems and their reliance on common systems, software and vendors (e.g., large technology and cloud-service providers), disruptions or degradations have had, and will likely continue to have, wide-reaching consequences, including the potential to disrupt the overall financial system and other key systems in the global economy. Service disruptions or degradations impacting us or our partners can prevent access to online services and account information, compromise or limit access to company or customer data, impede or prevent transaction processing, communications to customers and financial reporting, disrupt ordinary business operations, result in contractual penalties or obligations, trigger regulatory reporting obligations, and lead to regulatory investigations and fines, increased regulatory oversight, and litigation (including class action litigation). Any such service disruption or degradation could adversely affect the perception of the reliability of our products and services and materially adversely affect our overall business, reputation and results of operations.
Fraudulent activity associated with our products and services could have a material adverse effect on our business and results of operations.
We face risks from fraudulent activity associated with Card Members, merchants and others, including through bad actors obtaining access to our customer accounts and information and frauds committed by our customers against us. Large financial services firms such as American Express and our customers are regularly targeted by a range of fraudulent activity, including fraud on our card and banking products, false disputes, account takeovers, identity theft and electronic-transaction related crimes, with sophisticated perpetrators increasingly utilizing a range of advanced techniques and multiple parties acting in concert. New or emerging technologies, such as generative AI capabilities, have increased these fraud risks. For example, we have seen our customers targeted by elaborate and voluminous social engineering attacks, which may utilize advanced methods of deception, such as synthetic voice and conversation generation. Information and cybersecurity breaches and other operational incidents that we or third parties experience also increase our fraud risk. Additionally, our introduction of new products and services, expansion into new jurisdictions or usage of new partners or vendors may create new fraud risks or heighten existing risks. While we have policies and procedures designed to address fraud risks, such as customer authentication controls and fraud detection systems, they may be insufficient to accurately predict, prevent or detect fraud.
Increased fraudulent activity associated with our products and services could materially adversely affect our financial condition and results of operations, including as a result of credit losses and other expenses. Furthermore, fraudulent activity could harm our brand and reputation, negatively impact the use or acceptance of our products and services and lead to regulatory intervention or other actions (such as mandatory card reissuance).
Our business is subject to evolving and comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition.
We face heightened and evolving regulatory expectations and scrutiny in the U.S. and globally, which significantly affects our business and requires continual enhancement of our compliance efforts. Supervision efforts and the enforcement of existing laws and regulations impact the scope and profitability of our existing business activities, limit our ability to pursue certain business opportunities and adopt new technologies, compromise our competitive position (particularly where we may be treated differently from our competitors), and affect our relationships with Card Members, partners, merchants, service providers and other third parties. New laws or regulations could similarly affect our business, increase the costs and complexity of doing business, impact what we are able to charge for, or offer in connection with, our products and services, impose conflicting obligations, and require us to change certain of our business practices and invest significant management attention and resources, all of which could adversely affect our results of operations and financial condition. Political developments, including those relating to recent shifts in trade policy and heightened geopolitical tensions, have resulted in and may further result in an increase in the number, complexity and scope of laws and regulations, heightened legislative and regulatory uncertainty, changes to supervisory and enforcement priorities, and increased risk of fragmentation in global financial regulation. In addition, legislators and regulators around the world are aware of each other’s approaches to the regulation of the financial services industry, so a development in one jurisdiction may influence regulatory approaches in another.
If we fail to satisfy regulatory requirements and expectations or maintain our financial holding company status or other applicable licenses and charters, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain business activities or acquisitions, which could compromise our competitive position. Additionally, our banking regulators have wide discretion in the examination and the enforcement of applicable banking statutes and regulations and may restrict our ability to engage in certain business activities or acquisitions or require us to maintain more capital. We are currently a Category III firm for purposes of the U.S. federal bank regulatory agencies’ tailoring framework, which subjects us to heightened regulatory expectations and more stringent regulatory requirements. As we continue to grow, these expectations and requirements may further increase, such as if we become a Category II firm, which may increase our compliance costs and adversely affect our business.
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
Legislators and regulators also continue to focus on consumer protection, including product design and pricing constructs, account management and security, creditworthiness assessments, credit bureau reporting, disclosure rules, marketing, forbearance measures and debt collection practices. This focus has included fees, interest rates and rewards associated with card and banking products, such as recent proposals to cap credit card interest rates. In addition, government agencies are reviewing financial institutions’ policies and practices for providing, maintaining or discontinuing financial products or services to certain clients or potential clients. Any new requirements or increased enforcement of existing requirements could materially and adversely impact our revenue growth and profitability, including, as a result of increased scrutiny of our pricing, underwriting and account management practices; the imposition of fines and customer remediation; higher compliance costs; reputational harm; impacts to our ability to issue cards or extend credit to current and prospective Card Members, appropriately price for the value of our products or work with certain business partners; and changes to our business practices generally.
We are subject to significant supervision and regulation with respect to compliance with AML/CFT laws, sanctions regimes and anti-corruption laws in numerous jurisdictions. As regulators increase their focus with respect to these financial crimes laws, new technologies such as digital currencies develop, near real-time money movement solutions are adopted, we introduce new products and geopolitical tensions increase, we face increased costs related to oversight, supervision and potential fines. We have been engaging with our federal regulators in relation to certain aspects of our financial crimes compliance program and we are working to enhance our existing programs, policies and procedures and identify and remediate deficiencies to strengthen our program and address regulatory feedback. From time to time, we identify transactions or accounts relating to certain sanctioned parties that we terminate, block and report to our regulators, as applicable. Errors, failures or delays in complying with financial crimes laws, deficiencies in our related compliance programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activities or sanctioned persons, entities, governments or countries could give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities, or other enforcement actions, and our reputation may suffer due to our customers’ association with certain countries, persons or entities or the existence of any such transactions. Additionally, our financial crimes compliance programs may limit our ability to pursue certain business opportunities or affect our relationships with certain partners, service providers and other third parties.
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
At any given time, we are involved in a number of legal proceedings, including class action lawsuits, mass arbitrations and similar actions. Many of these actions include claims for substantial compensatory or punitive damages and require us to incur significant costs for legal representation, arbitration fees or other legal or related services. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to class action litigation, there can be no assurance that we will be able to continue to maintain our arbitration provisions in the future or be successful in enforcing them, including as a result of legal challenges to, and new regulations affecting, our arbitration provisions, and claims of the type we previously arbitrated could be subject to the complexities, risks and costs associated with class action cases. The continued focus of merchants and other parties on issues relating to the acceptance of various forms of payment may lead to additional litigation and other legal actions. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages and broad injunctive relief sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur, and changes to our business practices we may be required to make, due to litigation.
We expect that financial institutions, such as American Express, will continue to face significant regulatory scrutiny, with regulators taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, among other limitations, that could adversely affect our business. In addition, a violation of law or regulation by another financial institution could give rise to an investigation by regulators and other governmental agencies of the same or similar practices by us. Further, a single event may give rise to numerous and overlapping investigations and proceedings. External publicity concerning investigations can increase the scope and scale of investigations and lead to further regulatory inquiries.
We are also involved at any given time with governmental and regulatory inquiries, investigations and proceedings. Regulatory scrutiny has continued to increase in a number of areas, and regulatory action could subject us to significant fines, penalties or other requirements resulting in Card Member reimbursements, increased expenses, limitations or conditions on our business activities, and damage to our reputation and our brand, all of which could materially adversely affect our business and results of operations. For example, as previously disclosed, in 2025 we entered into agreements to resolve governmental investigations related to historical sales practices for certain U.S. small business customers.
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
An adverse outcome in these proceedings could have a material adverse effect on our business and results of operations, require us to change our merchant agreements in a way that could expose our cards to increased merchant surcharging, steering and other forms of discrimination that could impair the Card Member experience, result in additional litigation and/or arbitrations, impose substantial monetary damages and damage our reputation and brand. Even if we were not required to change our merchant agreements, changes in Visa’s and Mastercard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions pending against them could result in changes to our business practices and materially and adversely impact our profitability. For example, in November 2025 Visa and Mastercard proposed a lawsuit settlement agreement that would, among other things, require reductions and caps on interchange fees, provide merchants greater options to impose a surcharge on credit transactions, and allow merchants to choose not to accept certain categories of credit cards. If the settlement agreement is approved by the court, or Visa and Mastercard otherwise agree to make similar changes, it may result in greater surcharging generally, decreased acceptance by merchants of certain types of cards, such as premium cards, or downward pressure on our merchant discount rates from decreases in competitor pricing in connection with reductions and caps on interchange fees.
We rely on third-party providers for acquiring and servicing customers, technology, platforms and other services integral to the operations of our businesses. These third parties may act in ways or experience issues that could materially harm our business.
We rely on third-party service providers, cobrand partners, merchants, dining partners, affiliate marketing firms, merchant acquirers, processors, payment facilitators, network partners and other third parties for services that are integral to our operations and are subject to the risk that activities of such third parties may adversely affect our business. As outsourcing, specialization of functions, third-party digital services and technology innovation within the payments industry and related service functions increase (including with respect to mobile technologies, tokenization, big data, AI and cloud-based solutions), more third parties are involved in processing payment transactions, handling our data and supporting our operations and we may require significantly greater scale from these third parties. For example, we rely on third parties for the timely transmission of accurate information across our global network, card acquisition and provision of services to our customers.
We have experienced in certain limited circumstances and may continue to experience disruptions, operational issues or other events with respect to our third parties or our third parties’ service providers, including their failure to fulfill their obligations, contractual breaches and the information, cybersecurity and operational incidents described above, and we also have identified weaknesses in certain third parties’ processes and controls. Such disruptions, operational issues, control and process weaknesses or other events could interrupt or compromise the quality of our services to customers, impact the confidentiality, integrity, availability and security of our data, lead to fraudulent transactions on our cards or other products, impact our business, cause brand or reputational damage, and lead to costs associated with responding to a disruption, including notification and remediation costs, costs to switch service providers or move operations in house, regulatory investigations and fines and increased regulatory oversight and litigation. Third parties may face similar or greater risks than we do, including as a result of their relationship with us; however, they may be less prepared to mitigate those risks and may be targeted by bad actors as a result, which can result in greater disruptions and other risk events. Third parties may also act in other ways that are inconsistent with our interests or contrary to our strategic or technological initiatives, such as ceasing to provide data to us or using our data in a way that was not authorized or diminishes the value of the transaction data we receive through our integrated payments platform.
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
Our use of models, including the data that underlie them, to manage risk and make business decisions may not be effective.
We use models and automation throughout our business, including to inform and support decision making, manage risks, estimate financial values and forecast liquidity and funding needs. Although we have a governance framework for model development and independent model validation, the modeling methodology or key assumptions could be erroneous or the models could be misused. In addition, issues with completeness, accuracy and timeliness of data inputs, the quality or effectiveness of our data aggregation and validation procedures, and the quality and integrity of formulas and algorithms, could result in ineffective or inaccurate model outputs and reports. Models based on historical data sets might not be accurate predictors of future outcomes, such as when we lack recent precedent or recent precedent deviates from current circumstances because of changes in customer behavior, the credit or demographic profiles of our Card Members, the geopolitical or macroeconomic environment or otherwise. We periodically review our models, and updates that we make may result in significantly different outputs. Additionally, we increasingly use models that leverage AI, which are subject to additional risks such as biased or inaccurate results or lowered interpretability. The complexity of these models and our limited transparency into the AI may make it difficult to understand certain outputs or identify errors. Certain models, such as models used to estimate reserves for credit losses under Current Expected Credit Loss (CECL) and Membership Rewards liability, require us to make difficult, subjective and complex judgments, and utilize forward-looking information and information provided by third parties over which we have limited oversight or control. If our business decisions, risk management practices or financial estimates and forecasts are based on incorrect or misused models and assumptions or we fail to manage data inputs effectively and to aggregate or analyze data in an accurate and timely manner, our results of operations and financial condition may be materially adversely affected.

Our success is dependent on maintaining a culture that adheres to our values and upon our executive officers and other key personnel, and misconduct by or loss of personnel could materially adversely affect our business.
We rely upon our colleagues not only for business success, but also to adhere to our Blue Box Values, which include acting with integrity, promoting a culture of respect and operating with a mindset of controls and risk management. To the extent our colleagues behave in a manner that does not comport with our company’s values, including acting in ways that harm customers, colleagues or others, the consequences to our brand, reputation and compliance and risk management efforts could be severe and could negatively affect our financial condition and results of operations.
The market for qualified, highly motivated individuals with a range of perspectives is highly competitive and we may not be able to attract and retain such individuals. Advances in technology such as AI may increase competition for individuals with expertise in key skills and require our colleagues to adapt to new skills and methods of working. The unexpected loss of key personnel or our inability to effectively execute succession planning for such personnel could disrupt our business and have an adverse impact on our future performance. Changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations or other changes in the legal or regulatory environment can also impair our ability to attract and retain qualified personnel, or to employ colleagues in the location(s) of our choice. Our compensation practices are subject to regulatory review and oversight, which could further affect our ability to attract and retain our executive officers and other key personnel. Our inability to attract, develop and retain highly skilled and motivated personnel with a range of perspectives could materially adversely affect our business and our culture.
Regulation in the areas of privacy, data protection, data management, resiliency, data transfer, third party oversight, account access, AI & ML and information security and cybersecurity could increase our costs and affect or limit our business opportunities and how we collect, use and/or retain personal information.
Legislators and regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, data protection, data management, resiliency, data transfer, third party oversight, account access, AI & ML and information security and cybersecurity laws, including data localization, authentication and notification laws. As such laws are interpreted and applied (in some cases with significant differences or conflicting requirements across jurisdictions), compliance and technology costs will continue to increase. Additionally, automated decision making and AI & ML technologies, including the adoption of agentic commerce, present novel and complex legal risks, often with limited established guidance and significant uncertainty. New laws and regulations related to these technologies, as well as the application of existing laws and regulations, may restrict or impose burdensome and costly requirements on our ability to use them or impact other aspects of our business, particularly as the legal landscape related to these technologies remains fragmented with potentially inconsistent requirements.
Compliance with current or future laws in the aforementioned areas could significantly impact our business operations, including our collection, use, sharing, retention and safeguarding of consumer, partner and/or colleague information and could restrict our ability to fully maximize our integrated payments platform or provide certain products and services or work with certain service providers, which could materially and adversely affect our profitability. Our failure to comply with such laws, including as a result of process breakdowns, human error or technical issues, or to maintain sufficient governance and control structures could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our cards and damage to our reputation and our brand. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection, data management, AI & ML and information security and cybersecurity in the United States, the EU and various other countries in which we operate and our data protection and governance programs have become the subject of heightened scrutiny.
For more information on regulatory and legislative activity in this area, see “Supervision and Regulation — Privacy, Data Protection, Data Management, AI, Resiliency, Information Security and Cybersecurity” under “Business.”
If we are not able to protect our intellectual property rights, or successfully defend against any infringement or misappropriation assertions brought against us, our revenue and profitability could be negatively affected.
We rely on a variety of measures to protect our intellectual property rights and control access to, and distribution of, our trade secrets and other proprietary information. These measures may not prevent infringement of our intellectual property rights or misappropriation of our proprietary information and a resulting loss of competitive advantage. Our ability to detect infringements of our intellectual property, enforce intellectual property rights and prevent disclosure of our trade secrets and other proprietary information may be limited and such efforts may be costly. In addition, competitors or other third parties may allege that our products, systems, processes or technologies infringe on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environments in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, a future assertion of an infringement or misappropriation claim against us could cause us to lose significant revenues, incur significant defense, license, royalty or technology development expenses, and/or pay significant monetary damages. Furthermore, given intellectual property ownership and license rights surrounding AI, such as generative AI, are currently not fully addressed by courts or regulators, we may not be able to protect our intellectual property rights against infringing use and our use or adoption of AI may result in exposure to claims by third parties.
Tax legislative initiatives or assessments could adversely affect our results of operations and financial condition.
We are subject to income and other taxes in the United States and in various foreign jurisdictions. The laws and regulations related to tax matters are extremely complex, require significant judgment and are subject to varying interpretations. Although management believes our positions are reasonable, they are subject to challenge by the Internal Revenue Service in the United States and by tax authorities in other jurisdictions in which we conduct business operations, which could have an adverse impact on our tax liabilities. Refer to Note 19 to the “Consolidated Financial Statements” for information on the U.S. federal income tax audit of transfer pricing arrangements between our U.S. and foreign subsidiaries.
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
Legislative action or inaction in the jurisdictions in which we have operations could increase our effective tax rate. For example, guidelines issued by the Organization for Economic Cooperation and Development introduced a global minimum tax of 15 percent on the global profits of multinational enterprises, such as us. The global minimum tax increased our tax liability in 2025 as it came into effect in various jurisdictions where we operate and we expect the global minimum tax will continue to increase our tax liability in 2026 if it continues to be in effect in its current form.
Jurisdictions may also make changes related to the tax treatment of card transactions, such as imposing taxes on Card Member rewards or prohibiting interchange fees on sales tax, which could decrease the value we provide to customers and adversely impact our business.
Our operations, business, customers and partners could be adversely affected by climate-related risks.
We may face physical risks related to climate, including rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters. Such events and disasters could disrupt our operations or the operations of customers or third parties on which we rely and could result in market volatility or negatively impact our customers’ spending behaviors or ability to pay outstanding loans. We also may face risks related to the transition to a low-carbon economy, such as changes in consumer preferences, travel patterns and legal requirements, which could impact our revenues or expenses or otherwise adversely affect our business, our customers and partners.
We may not be able to effectively identify, measure or control our exposure to climate-related risks, particularly given that the timing, nature and severity of the impacts of these risks may not be predictable. We could be criticized for the timing, scope or nature of our climate-related initiatives and goals. There can be no assurance that we will achieve these goals, which depend in part on third-party performance, data that is outside of our control and methodologies that may evolve over time. We could be required to change our business, management practices and partnerships, incur expenses from changes to our technology, operations, products and services and experience reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced stakeholder confidence, due to our response or perceived lack of response to climate and environmental issues.
Credit, Market and Liquidity Risks
We are exposed to credit risk and trends that affect Card Member spending and the ability of customers and partners to pay us, which could have a material adverse effect on our results of operations and financial condition.
We are exposed to both individual credit risk, principally from consumer and small business Card Member loans and receivables, and institutional credit risk, principally from corporate Card Member loans and receivables, merchants, network partners, loyalty coalition partners and treasury and investment counterparties. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. General economic factors, such as recession or slow economic growth, unemployment, inflation, structural changes in the economy and interest rates, may result in greater delinquencies that lead to greater credit losses. A customer’s ability and willingness to repay us can be negatively impacted not only by economic, market, political and social conditions but also by a customer’s other payment obligations (with these factors sometimes influencing one another, such as the end of the moratorium on student loan repayments), and increasing leverage can result in a higher risk that customers will default or become delinquent in their obligations to us.
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
Rising indicators of credit losses, both with respect to our customers, such as delinquencies, and with respect to broader macroeconomic factors, such as current or future levels of unemployment, gross domestic product (GDP) and bankruptcies, may require us to increase our reserve for credit losses and result in future write-offs. Higher write-off rates and increases in our reserves for credit losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.
Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk or collect amounts owed to us may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, minimum payment regulations and re-age guidance), changes in customer behavior (such as the increased use of debt settlement companies) or decreases in the effectiveness of our collections operations. Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic or political conditions (particularly in the United States, as U.S. Card Members were responsible for approximately 79 percent of our total Card Member loans and receivables outstanding as of December 31, 2025), increases in the level of loan and receivable balances, changes in our mix of business or otherwise, could require us to increase our provisions for losses and could have a material adverse effect on our results of operations and financial condition.

Interest rate changes could materially adversely affect our earnings.
We had net interest income of approximately $17.4 billion for the year ended December 31, 2025. Changes in interest rates could adversely affect our net interest yield, and consequently our net interest income and results of operations, including if our borrowing costs and the interest we pay on deposits increase at a greater magnitude than the rate of interest we earn on our loans. In addition, interest rate changes or prolonged periods of elevated or depressed rates may affect customer behavior, such as by impacting the balances Card Members carry on their cards or their ability to make payments to us, general spending and economic activity, or the demand for deposit accounts. While we take actions to mitigate interest risk, such as employing hedging strategies and changing the rates we pay on deposits, these actions may not be effective and we may be limited in our ability to maintain the spread between our borrowing costs and our interest income, whether as a result of changes in benchmark rates, regulation, the competitive environment, customer behavior or otherwise. For a further discussion of our interest rate risk, see “Risk Management ― Market Risk Management Process” under “MD&A.”
We are subject to capital adequacy and liquidity rules, and if we fail to meet our capital and liquidity requirements, our business would be materially adversely affected.
As a financial institution, we are subject to extensive and complex capital and liquidity requirements. Our failure to meet current or future requirements, whether as a result of adverse business developments or changes in the applicable requirements, could compromise our competitive position and result in restrictions imposed by the Federal Reserve, or the OCC with respect to AENB, including limiting our ability to pay dividends, repurchase our capital stock, invest in our business, expand our business or engage in acquisitions. Some elements of the capital and liquidity regimes are not yet final and certain developments could significantly impact the requirements applicable to financial institutions. For example, if the U.S. federal bank regulatory agencies adopt the 2017 Basel Committee standards revisions to the standardized approach for credit risk and operational capital requirements, it could result in significantly higher regulatory capital requirements. In addition, it may be necessary for us to hold additional capital because of an increase in the SCB requirement based on results from a supervisory stress test.
Compliance with capital adequacy and liquidity rules requires a material investment of resources and may be affected by unforeseen events impacting our business or general economic conditions. An inability to meet regulatory expectations regarding our compliance with applicable capital adequacy and liquidity rules or supervisory expectations regarding capital and liquidity risk management capabilities and practices may also negatively impact the assessment of us and AENB by federal banking regulators. Additionally, as a Category III firm, we are subject to more stringent capital and liquidity requirements, which may further increase if we grow to become a Category II firm.
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
We rely on dividends from our subsidiaries for liquidity, and such dividends may be limited by law, regulation or supervisory policy. For example, AENB is subject to various statutory and regulatory limitations on its declaration and payment of dividends. These limitations may hinder our ability to access funds we may need to make payments on our obligations, make dividend payments or otherwise achieve strategic objectives. In addition, as a bank holding company, we may be required to commit capital and financial resources to support AENB, which could adversely affect our liquidity.
Any future reduction or elimination of our common stock dividend or share repurchase program could adversely affect the market price of our common stock and market perceptions of American Express. For more information on bank holding company and depository institution dividend restrictions, see “Supervision and Regulation — Stress Testing and Capital Planning” and “— Dividends and Other Capital Distributions” under “Business,” as well as “Consolidated Capital Resources and Liquidity — Dividends and Share Repurchases” under “MD&A” and Note 21 to the “Consolidated Financial Statements.”
Adverse market conditions may significantly affect our access to, and cost of, capital and ability to meet liquidity needs.
Our ability to obtain financing in the capital markets, such as from unsecured term debt issuances and asset securitizations, is dependent on financial market conditions. Disruptions, uncertainty or volatility across the financial markets, as well as adverse developments affecting us, our competitors, the financial industry or the economy generally, could negatively impact market liquidity and limit our access to funding required to operate and grow our business and satisfy cash needs, maturing liabilities and regulatory capital requirements. In some circumstances, our business growth or funding needs may increase unexpectedly and/or we may incur an unattractive cost to raise capital, which could decrease profitability and significantly reduce financial flexibility. Additional factors affecting the extent to which we may securitize loans and receivables in the future include the overall credit quality of our loans and receivables, the costs of securitizing our loans and receivables, the demand for credit card asset-backed securities and the legal, regulatory, accounting or tax rules affecting securitization transactions and asset-backed securities, generally. Our liquidity and cost of funds would also be adversely affected by the occurrence of events that could result in the early amortization of our existing securitization transactions. For a further discussion of our liquidity and funding needs, see “Consolidated Capital Resources and Liquidity” under “MD&A.”
Any reduction in our credit ratings could increase the cost of our funding from, and restrict our access to, the capital markets and have a material adverse effect on our results of operations and financial condition.
Ratings of our long-term and short-term debt and deposits are based on a number of factors, including our financial strength, as well as factors not within our control, including conditions affecting the financial services industry, the U.S. Government and the macroeconomic environment, as well as changes made by ratings agencies to their methodologies or assumptions. Our ratings could be downgraded at any time and without any notice by any of the rating agencies, which could, among other things, adversely limit our access to the capital markets and adversely affect the cost and other terms upon which we are able to obtain funding. Our ability to raise funding through the securitization market also depends, in part, on the credit ratings of the securities we issue from our securitization trusts. If we are not able to satisfy rating agency requirements to confirm the ratings of our asset-backed securities, it could limit our ability to access the securitization markets.
Adverse currency fluctuations and foreign exchange controls could decrease earnings we receive from our international operations.
During 2025, approximately 22 percent of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and accordingly the revenue we generate outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar, which could have a material adverse effect on our results of operations.
Political and economic conditions could continue to cause changes in the values of currencies and a further strengthening of the U.S. dollar will negatively impact our net revenues. Substantial and sudden devaluation of Card Members’ local currency can also affect their ability to make payment to us. Foreign exchange regulations or capital controls might restrict or prohibit the conversion of other currencies into U.S. dollars or our ability to transfer them and the availability of foreign exchange could further impact our results of operations.
An inability to attract or maintain deposits could materially adversely affect our liquidity position and our ability to fund our business.
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
Market risk includes the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact our financial condition. We have experienced realized and unrealized losses in our Amex Ventures™ equity investments and may experience further losses in the future. As of December 31, 2025, we held approximately $1.0 billion of investment securities, primarily consisting of debt securities, and equity investments, including certain equity method investments, totaling approximately $2.4 billion. Negative market conditions, changes in valuations or increases in default rates or bankruptcies with respect to these investments, due to economic conditions, business performance or otherwise, could have a material adverse impact on the value of our investments, potentially resulting in impairment charges. Defaults, threats of defaults or economic disruptions, even in countries or territories in which we do not have material investment exposure, conduct business or have operations, could adversely affect us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY
We maintain an information security and cybersecurity program and a cybersecurity governance framework that are designed to protect our information systems against operational risks related to cybersecurity.
Cybersecurity Risk Management and Strategy
We define information security and cybersecurity risk as the risk that the confidentiality, integrity or availability of our information and information systems are impacted by unauthorized or unintended access, use, disclosure, disruption, modification or destruction. Information security and cybersecurity risk is an operational risk under our enterprise risk taxonomy, which is measured and managed as part of our operational risk management framework. Operational risk is incorporated into our risk governance framework, which we use to identify, assess, control, measure & monitor and report & escalate risks. For more information on our risk governance framework, see “Risk Management” under “MD&A.”
Our Technology Risk and Information Security (TRIS) program, which is our enterprise information security and cybersecurity program incorporated in our risk governance framework and led by our Chief Information Security Officer (CISO), is designed to (i) ensure the security, confidentiality, integrity and availability of our information and information systems; (ii) protect against any anticipated threats or hazards to the security, confidentiality, integrity or availability of such information and information systems; and (iii) protect against unauthorized access to or use of such information or information systems that could result in substantial harm or inconvenience to us, our colleagues or our customers. The TRIS program is built upon a foundation of advanced security technology, employs a highly trained team of experts and is designed to operate in alignment with global regulatory requirements. The program deploys multiple layers of controls, including embedding security into our technology investments, which are designed to identify, protect, detect, respond to and recover from information security and cybersecurity incidents. Those controls are measured and monitored by a combination of subject matter experts and a security operations center with integrated cyber detection, response and recovery capabilities. The TRIS program includes our Enterprise Incident Response Program, which manages information security incidents involving compromises of sensitive information, and our Cyber Crisis Response Plan, which provides a documented framework for handling critical security incidents and facilitates coordination across multiple parts of the Company to manage response efforts. We also routinely perform simulations and drills at both a technical and management level, and our colleagues receive annual cybersecurity awareness training.
The TRIS program aligns with the standards developed by the Cyber Risk Institute Profile for the financial sector and global regulatory requirements and incorporates reviews and assessments by our independent Technical Risk Management Team (part of our second line of defense), our Internal Audit Group (our third line of defense) and external experts. In addition, we engage third parties to provide specialized services and capabilities, including vulnerability insights, operation of certain security controls and threat intelligence. We also collaborate with our peers in areas of threat intelligence, vulnerability management, incident response and drills, and are active participants in industry and government forums.
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
While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive and, similar to other global financial institutions, we, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyberattacks. We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader financial services cybersecurity ecosystem. For more information on risks to us from cybersecurity threats, see “A major information or cybersecurity incident could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our products and services.” under “Risk Factors.”

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
We have multiple internal management committees that are responsible for the oversight of cybersecurity risk. Our Technology, Data, Resiliency Risk Committee (TDRRC), co-chaired by our Chief Information Officer and the Head of Technical Risk Management, provides oversight and governance for our information security risk management activities, including those related to cybersecurity. This includes efforts to identify, assess, control, measure & monitor and report & escalate information security risks associated with our information and information systems and potential impacts to the American Express brand. The TDRRC escalates risks to our Enterprise Risk Management Committee (ERMC), co-chaired by our Chief Executive Officer and our Chief Risk Officer, or our Board based on the escalation criteria provided in our enterprise-wide risk appetite framework. Members of management with cybersecurity oversight responsibilities are informed about cybersecurity risks and incidents through a number of channels, including periodic and annual reports, with the annual report on our TRIS program also provided to our Risk Committee, the TDRRC and ERMC.
Our CISO leads the strategy, engineering and operations of cybersecurity across the Company and is responsible for providing annual updates to our Board, the ERMC and the TDRRC on our TRIS program, as well as ad hoc updates on information security and cybersecurity matters. Our current CISO has held a series of roles in telecommunications, networking and information security at American Express, including promotion to the CISO role in 2013, and is also responsible for technology risk management. Prior to joining American Express, our current CISO served in a variety of technology leadership roles at a public pharmaceutical and biotechnology company for 14 years. Our CISO reports to the Chief Information Officer, information about whom is included in “Information About Our Executive Officers” under “Business.”
For more information on our risk governance structure, see “Risk Management — Governance and Board Oversight” and “Risk Management —Operational Risk Management Process” under “MD&A.”

ITEM 2.    PROPERTIES
Our principal executive offices are in a 2.2 million square foot building located in lower Manhattan on land leased from the Battery Park City Authority. We have an approximately 49 percent ownership interest in the building and an affiliate of Brookfield Financial Properties owns the remaining approximately 51 percent interest in the building. We also lease space in the building from Brookfield’s affiliate.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2025, we had 15,910 common shareholders of record. You can find dividend information concerning our common stock in the Consolidated Statements of Shareholders’ Equity in the “Consolidated Financial Statements.” For information on dividend restrictions, see “Supervision and Regulation — Dividends and Other Capital Distributions” under “Business” and Note 21 to the “Consolidated Financial Statements.” You can find information on securities authorized for issuance under our equity compensation plans under the caption “Executive Compensation — Equity Compensation Plans” to be contained in our definitive 2026 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on May 5, 2026. The information to be found under such caption is incorporated herein by reference. Our definitive 2026 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2026 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).
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
The following graph compares the cumulative total shareholder return on our common shares with the total return on the S&P 500 Index and the S&P Financial Index for the last five years. It shows the growth of a $100 investment on December 31, 2020, including the reinvestment of all dividends.

Year-end Data	2020	2021	2022	2023	2024	2025
American Express	$100.00	$136.89	$125.21	$161.13	$258.32	$325.53
S&P 500 Index	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98
S&P Financial Index	$100.00	$134.87	$120.61	$135.21	$176.45	$202.86

(b)    Not applicable.
(c)    Issuer Purchases of Securities
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended December 31, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2025
Repurchase program(c)	546,336	$358.73	546,336	60,273,755
Employee transactions(d)	22,255	$358.93	N/A	N/A
November 1-30, 2025
Repurchase program(c)	1,299,220	$358.68	1,299,220	58,974,535
Employee transactions(d)	22	$367.88	N/A	N/A
December 1-31, 2025
Repurchase program(c)	625,136	$366.41	625,136	58,349,399
Employee transactions(d)	—	$—	N/A	N/A
Total
Repurchase program(c)	2,470,692	$360.65	2,470,692	58,349,399
Employee transactions(d)	22,277	$358.94	N/A	N/A
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
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
EXECUTIVE OVERVIEW
BUSINESS INTRODUCTION
We are a global payments and premium lifestyle brand powered by technology with four reportable operating segments: U.S. Consumer Services (USCS), Commercial Services (CS), International Card Services (ICS) and Global Merchant and Network Services (GMNS). Corporate functions and certain other businesses and operations are included in Corporate & Other.
Our range of products and services includes:
•Credit and charge cards and complementary products and services, including travel, dining, lifestyle and expense management products and services
•Banking and other payment and financing products and services, including deposits and non-card lending
•Merchant acquisition and processing, servicing and settlement, fraud prevention, and point-of-sale marketing and information products and services
•Network services
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
•Net card fees, represent revenue earned from annual card membership fees, which vary based on the type of card and the number of cards for each account; and
•Service fees and other revenue, primarily represent revenues related to network partnership agreements (comprising royalties, fees and amounts earned for facilitating transactions on cards issued by network partners), fees earned on alternative payment solutions facilitated by American Express, foreign currency-related fees charged to Card Members, loyalty coalition, merchant and other service fees, Card Member delinquency fees, travel commissions and fees, and income (losses) from our investments in which we have significant influence.
Refer to the “Glossary of Selected Terminology” below for the definitions of certain key terms and related information appearing within this Form 10-K and “Critical Accounting Estimates” below for a discussion of certain of our accounting policies requiring significant management assumptions and judgments.
NON-GAAP MEASURES
We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this report constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.
Beginning in the third quarter of 2025, we ceased reporting Net interest yield on average Card Member loans, a non-GAAP measure that was computed by dividing adjusted net interest income by average Card Member loans, and began reporting (together with prior period comparative information) Net interest yield on average Total loans and Card Member receivables, a GAAP measure that represents net interest income divided by average Card Member loans, Card Members loans held for sale (HFS), Other loans and Card Member receivables. We believe that this new net interest yield metric reflects the evolution of our products over time, such as the expansion of lending features on our charge card portfolio. See Table 1 for more information.

TABLE 1: SUMMARY OF FINANCIAL PERFORMANCE

Years Ended December 31,				Change		Change
(Millions, except percentages, per share amounts and where indicated)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Selected Income Statement Data
Total revenues net of interest expense	$72,229	$65,949	$60,515	$6,280	10%	$5,434	9%
Total revenues net of interest expense (FX-adjusted) (a)		66,083	60,179	6,146	9	5,770	10
Provisions for credit losses	5,256	5,185	4,923	71	1	262	5
Total expenses	53,178	47,869	45,079	5,309	11	2,790	6
Pretax income	13,795	12,895	10,513	900	7	2,382	23
Income tax provision	2,962	2,766	2,139	196	7	627	29
Net income	10,833	10,129	8,374	704	7	1,755	21
Earnings per common share — diluted (b)	$15.38	$14.01	$11.21	$1.37	10%	$2.80	25%

Selected Balance Sheet and Common Share Data
Cash and cash equivalents	$47,792	$40,640	$46,596	$7,152	18%	$(5,956)	(13)%
Total loans and Card Member receivables (c)	224,791	208,317	193,492	16,474	8	14,825	8
Total loans and Card Member receivables (FX-adjusted) (a)(c)		211,043	190,826	13,748	7	17,491	9
Average Total loans and Card Member receivables	213,105	197,080	178,735	16,025	8	18,345	10
Customer deposits	152,488	139,413	129,144	13,075	9	10,269	8
Long-term debt	$56,387	$49,715	$47,866	$6,672	13%	$1,849	4%
Average common shares outstanding — diluted	696	713	736	(17)	(2)%	(23)	(3)%
Cash dividends declared per common share	$3.28	$2.80	$2.40	$0.48	17%	$0.40	17%

Selected Metrics and Ratios
Network volumes (billions)	$1,897.0	$1,764.8	$1,680.1	$132	7%	$85	5%
Billed business (billions)	1,669.8	1,550.9	1,459.6	$119	8%	$91	6%
Billed business (billions) (FX-adjusted) (a)		$1,555.5	$1,453.1	$114	7%	$98	7%
Net interest yield (d)	8.1%	7.9%	7.3%
Card Member loans and receivables
Net write-off rate — principal, interest and fees (e)	2.3%	2.3%	2.0%
Net write-off rate — principal only — consumer and small business (e)(f)	2.0%	2.0%	1.8%
30+ days past due as a % of total — consumer and small business (g)	1.3%	1.3%	1.3%
Effective tax rate	21.5%	21.5%	20.3%
Return on average equity (h)	33.9%	34.6%	31.5%
Common Equity Tier 1	10.5%	10.5%	10.5%
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
(b)Represents net income, less (i) earnings allocated to participating share awards of $74 million, $76 million and $64 million for the years ended December 31, 2025, 2024 and 2023, respectively, and (ii) dividends on preferred shares of $58 million for each of the years ended December 31, 2025, 2024 and 2023. Refer to Note 15 and Note 20 to the “Consolidated Financial Statements” for further details on preferred shares and earnings per common share (EPS), respectively.
(c)Total loans reflects Card Member loans and Other loans.
(d)Represents net interest income divided by average Card Member loans, Card Member loans HFS, Other loans and Card Member receivables.
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
(h)Return on average equity (ROE) is calculated by dividing (i) net income by (ii) average shareholders’ equity.

BUSINESS PERFORMANCE
Our strong results for the year reflect the earnings power of our business model, driven by our premium, high credit-quality customer base and the greater scale and operating leverage we have achieved over the last several years, as well as the impact of strategic investments that strengthen our Membership Model and drive growth. We continued to see momentum across the business, with stable growth across Card Member spending and loans and strong growth in card fees, along with excellent credit performance. We launched our refreshed U.S. Consumer and Business Platinum Cards at the end of the third quarter and have seen strong customer demand and engagement. The continued global expansion of our merchant network contributed to our growth, as we added millions of new merchant locations globally in 2025 and continued to increase coverage across our top international countries. Net income for the year was $10.8 billion, or $15.38 per share, compared with net income of $10.1 billion, or $14.01 per share, a year ago, which included a $0.66 per share gain from the sale of Accertify Inc. (Accertify).
Billed business grew 8 percent year-over-year (7 percent on an FX-adjusted basis), reflecting broad-based growth across geographies and across both Goods & Services (G&S) and Travel & Entertainment (T&E) categories.1 G&S spend, which accounts for over 70 percent of our total billed business, continued to be driven by robust retail spending, and T&E spend benefited from sustained strength in restaurants, our largest T&E category. U.S. Consumer Services billed business grew 8 percent, with continued momentum in spending by Millennial and Gen-Z Card Members, our fastest-growing cohorts, as our products continue to resonate with these younger customers. Commercial Services billed business grew 3 percent, reflecting continued modest growth from U.S. small and mid-sized enterprise (SME) Card Members. International Card Services billed business grew 14 percent, driven by continued strong growth in spend across geographies and customer types outside the United States. Overall transaction growth of 9 percent for the year reflects continued strong engagement from our customers.
Total revenues net of interest expense increased 10 percent (9 percent on an FX-adjusted basis).1 Growth in billed business drove a 6 percent increase in Discount revenue, our largest revenue line. Net card fees increased 18 percent, reflecting high levels of new card acquisitions on fee-paying products, strong Card Member retention and our ongoing cycle of product refreshes. Net interest income grew 12 percent, primarily reflecting growth in balances and net yield expansion.
Total loans and Card Member receivables increased 8 percent, in line with growth in billed business. Credit performance was strong and stable throughout the year. Net write-off and delinquency rates remained best-in-class, supported by our premium customer base, our strong focus on risk management and disciplined growth strategy.
Card Member rewards, Card Member services and Business development expenses, which are generally driven by volumes and usage, collectively grew faster than revenues as a result of enhancements to our value propositions to drive Card Member engagement and acquisition and the mix shift towards premium products. Marketing expense increased 4 percent year-over-year as we continued to invest to acquire high-spending, high credit-quality customers. Operating expense grew at a slower pace than revenue even as we continued to invest in enterprise risk management capabilities and technology to support business growth. We remain focused on driving marketing and operating expense efficiencies over time.
During the year, we maintained our CET1 capital ratio within our target range of 10 to 11 percent and returned $7.6 billion of capital to our shareholders in the form of share repurchases and common stock dividends. We plan to continue to return to shareholders the excess capital we generate while managing our CET1 capital ratio within our target range and supporting balance sheet growth. We plan to increase the regular quarterly dividend on common shares outstanding by approximately 16 percent beginning with the first quarter 2026 dividend declaration. Our robust capital, funding and liquidity positions provide us with significant flexibility to maintain a strong balance sheet.
The resiliency of our differentiated business model and the strength and stability of our performance give us confidence to navigate evolving competition and a range of economic environments. While we recognize the uncertainty of the geopolitical and regulatory landscape, we continue to manage the company for the long term, focusing on backing our customers and colleagues, exercising disciplined expense management and strategically investing in our business.
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

CONSOLIDATED RESULTS OF OPERATIONS
The discussions in both “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the year ended December 31, 2025 compared to the year ended December 31, 2024, as presented in the accompanying tables. For a discussion of the financial condition and results of operations for 2024 compared to 2023, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025.
Beginning in the first quarter of 2025, we made a presentation change to our Consolidated Statements of Income to consolidate Processed revenue within Service fees and other revenue and renamed Processed revenue to network partnership revenue. Prior period amounts have been recast to conform to the current period presentation; there was no impact to Total non-interest revenues. Refer to Note 17 to the “Consolidated Financial Statements” for additional information.
TABLE 2: TOTAL REVENUES NET OF INTEREST EXPENSE SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Discount revenue	$37,401	$35,192	$33,416	$2,209	6%	$1,776	5%
Net card fees	9,993	8,449	7,255	1,544	18	1,194	16
Service fees and other revenue	7,471	6,765	6,710	706	10	55	1
Total non-interest revenues	54,865	50,406	47,381	4,459	9	3,025	6
Total interest income	25,598	23,795	19,983	1,803	8	3,812	19
Total interest expense	8,234	8,252	6,849	(18)	—	1,403	20
Net interest income	17,364	15,543	13,134	1,821	12	2,409	18
Total revenues net of interest expense	$72,229	$65,949	$60,515	$6,280	10%	$5,434	9%
TOTAL REVENUES NET OF INTEREST EXPENSE
Discount revenue increased, primarily driven by an increase in billed business of 8 percent, partially offset by lower average merchant discount rates due to shifts in geographic and merchant spend mix. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased, primarily driven by growth in our premium card portfolios. See Table 5 for more details on proprietary new card acquisitions, proprietary cards-in-force and average fee per card.
Service fees and other revenue increased, primarily driven by higher foreign exchange-related revenues associated with Card Member cross-currency spending, a gain related to an equity transaction by GBTG, an equity method investee, resulting from its acquisition of CWT Holdings, LLC, and increases in network partnership revenue and loyalty coalition-related fees.
Interest income increased, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense was relatively flat, primarily reflecting lower interest rates paid on customer deposits, offset by growth in customer deposits and long-term debt.

TABLE 3: PROVISIONS FOR CREDIT LOSSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Card Member loans
Net write-offs	$3,868	$3,515	$2,486	$353	10%	$1,029	41%
Reserve build (release) (a)	198	594	1,353	(396)	(67)	(759)	(56)
Total	4,067	4,109	3,839	(42)	(1)	270	7
Card Member receivables
Net write-offs	745	773	937	(28)	(4)	(164)	(18)
Reserve build (release) (a)	7	1	(57)	6	#	58	#
Total	751	774	880	(23)	(3)	(106)	(12)
Other
Net write-offs — Other loans	207	187	107	20	11	80	75
Net write-offs — Other receivables	20	44	25	(24)	(55)	19	76
Reserve build (release) — Other loans (a)	128	69	67	59	86	2	3
Reserve build (release) — Other receivables (a)	59	2	5	57	#	(3)	(60)
Reserve build (release) — Other (a)	24	—	—	24	—	—	—
Total	438	302	204	136	45	98	48
Total provisions for credit losses	$5,256	$5,185	$4,923	$71	1%	$262	5%
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” below for a definition of reserve build (release).
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses decreased, primarily due to a lower reserve build in the current year, partially offset by higher net write-offs. The reserve build in the current year was primarily driven by an increase in loans outstanding and deterioration in the macroeconomic outlook used in our reserve models, partially offset by the release of a reserve upon the reclassification of a small business cobrand portfolio to Card Member loans HFS from held for investment. The reserve build in the prior year was primarily driven by an increase in loans outstanding.
Card Member receivables provision for credit losses decreased, primarily due to lower net write-offs, partially offset by a reserve build in the current year. The reserve build in the current year was primarily driven by deterioration in the macroeconomic outlook used in our reserve models and an increase in receivables outstanding.
Other provision for credit losses increased, primarily due to a higher reserve build in the current year, partially offset by lower net write-offs. The reserve build in the current year was primarily related to partner obligations and an increase in loans outstanding.

TABLE 4: EXPENSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Card Member rewards	$18,409	$16,599	$15,367	$1,810	11%	$1,232	8%
Business development	6,457	5,886	5,657	571	10	229	4
Card Member services	6,057	4,782	3,968	1,275	27	814	21
Marketing	6,252	6,040	5,213	212	4	827	16
Salaries and employee benefits	9,016	8,198	8,067	818	10	131	2
Other, net	6,987	6,364	6,807	623	10	(443)	(7)
Total expenses	$53,178	$47,869	$45,079	$5,309	11%	$2,790	6%
EXPENSES
Card Member rewards expense increased, driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $1,234 million, and cobrand rewards expense of $576 million, all of which were primarily driven by higher billed business. The increase in Membership Rewards expense was also driven by a benefit in the prior year from enhancements to the models that estimate future redemptions of Membership Reward points by U.S. Card Members. The increase in cash back rewards expense also reflected the impact associated with a card product migration.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) at both December 31, 2025 and 2024.
Business development expense increased, primarily due to increased partner payments and higher client incentives, both of which were driven by higher network volumes.
Card Member services expense increased, primarily due to higher usage of Card Member benefits and the introduction of new U.S. Platinum benefits.
Marketing expense increased, primarily due to higher levels of spending on customer acquisition and brand advertising.
Salaries and employee benefits expense increased, primarily driven by higher compensation and incentive costs.
Other expenses increased, primarily driven by the gain recognized in the prior year on the sale of Accertify, higher professional services and technology costs, partially offset by a prior-year increase in legal reserves and a prior-year charge associated with an increase in international non-income tax reserves.

INCOME TAXES
The effective tax rate was 21.5 percent for both 2025 and 2024, primarily reflecting the continued implementation of the global minimum tax offset by discrete tax benefits in the current period.
TABLE 5: SELECTED CARD-RELATED STATISTICAL INFORMATION

				Change	Change
Years Ended December 31,	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Network volumes (billions)	$1,897.0	$1,764.8	$1,680.1	7%	5%
Billed business	$1,669.8	$1,550.9	$1,459.6	8	6
Cards-in-force (millions)	152.8	146.5	141.2	4	4
Proprietary cards-in-force	86.6	83.6	80.2	4	4
Basic cards-in-force (millions)	128.9	123.3	118.7	5	4
Proprietary basic cards-in-force	66.7	64.3	61.7	4	4
Average proprietary basic Card Member spending (dollars)	$25,453	$24,608	$24,059	3	2
Average fee per card (dollars) (a)	$117	$103	$92	14%	12%
Proprietary new cards acquired (millions)	12.5	13.0	12.2
Discount revenue as a % of Billed business	2.24%	2.27%	2.29%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
TABLE 6: NETWORK VOLUMES-RELATED STATISTICAL INFORMATION

	2025		2024
	Year over Year Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)	Year over Year Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)
Network volumes	7%	7%	5%	6%
Total billed business	8	7	6	7
U.S. Consumer Services	8		7
Commercial Services	3	3	2	2
International Card Services	14	13	11	14

Merchant industry billed business metrics
G&S spend (74% and 73% of billed business for 2025 and 2024, respectively)	8	8	7	6
T&E spend (26% and 27% of billed business for 2025 and 2024, respectively)	8%	7%	5%	8%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding prior-year period against which such results are being compared).

TABLE 7: SELECTED CREDIT-RELATED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Card Member loans and receivables:
Card Member loans and receivables	$213,863	$199,085	$186,406	7%	7%
Average Card Member loans and receivables	$202,975	$188,971	$172,473	7%	10%
Net write-off rate — principal, interest and fees (a)	2.3%	2.3%	2.0%
Net write-off rate — principal only — consumer and small business (a)(b)	2.0%	2.0%	1.8%
30+ days past due as a % of total — consumer and small business (c)	1.3%	1.3%	1.3%

Card Member loans:
Card Member loans	$151,832	$139,674	$125,995	9%	11%
Credit loss reserves:
Beginning balance	$5,679	$5,118	$3,747	11	37
Provisions — principal, interest and fees	4,067	4,109	3,839	(1)	7
Net write-offs — principal less recoveries	(3,176)	(2,894)	(2,043)	10	42
Net write-offs — interest and fees	(692)	(621)	(443)	11	40
Other (d)	31	(33)	18	#	#
Ending balance	$5,909	$5,679	$5,118	4	11
% of loans	3.9%	4.1%	4.1%
% of past due	279%	288%	297%
Net write-off rate — principal, interest and fees (a)	2.7%	2.7%	2.2%
Net write-off rate — principal only (a)	2.2%	2.2%	1.8%
30+ days past due as a % of total	1.4%	1.4%	1.4%

Card Member receivables:
Card Member receivables	$62,031	$59,411	$60,411	4	(2)
Credit loss reserves:
Beginning balance	$171	$174	$229	(2)	(24)
Provisions — principal and fees	751	774	880	(3)	(12)
Net write-offs — principal and fees less recoveries	(745)	(773)	(937)	(4)	(18)
Other (d)	3	(4)	2	#	#
Ending balance	$180	$171	$174	5%	(2)%
% of receivables	0.3%	0.3%	0.3%
Net write-off rate — principal and fees (a)	1.2%	1.3%	1.6%
Net write-off rate — principal only — consumer and small business (a)(b)	1.4%	1.5%	1.8%
30+ days past due as a % of total — consumer and small business (c)	0.9%	0.9%	1.1%
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

BUSINESS SEGMENT RESULTS OF OPERATIONS
We consider a combination of factors when evaluating the composition of our reportable operating segments, including the results reviewed by the chief operating decision maker, economic characteristics, products and services offered, classes of customers, product distribution channels, geographic considerations (primarily United States versus outside the United States) and regulatory considerations. Refer to Note 23 to the “Consolidated Financial Statements” and “Business” for additional discussion of products and services that comprise each segment.
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
Net card fees and Service fees and other revenues are generally directly attributable to the segment in which they are reported.
Interest and fees on loans and certain investment income is directly attributable to the segment in which it is reported. Interest expense represents an allocated funding cost based on a combination of segment funding requirements and internal funding rates.
PROVISIONS FOR CREDIT LOSSES
The provisions for credit losses are directly attributable to the segment in which they are reported.
EXPENSES
Card Member rewards, Business development, Card Member services and Marketing expenses are included in each segment based on the actual expenses incurred. Global brand advertising is primarily allocated to the segments based on the relative levels of revenue.
Salaries and employee benefits and other expenses reflect costs incurred directly within each segment, as well as allocated expenses. The allocated expenses include service costs, which primarily reflect salaries and benefits associated with our technology and customer servicing groups, and overhead expenses. Service costs are allocated based on activities directly attributable to the segment, and overhead expenses are allocated based on the relative levels of revenue and Card Member loans and receivables. As a proportion of Salaries and employee benefits and other expenses, allocated costs remain relatively consistent from period to period. Increases in expenses year-over-year driven by allocated costs primarily reflect the changes in salaries and employee benefit costs and other costs related to our technology or servicing organizations and the growth in business volume within our operating segments.

U.S. CONSUMER SERVICES
TABLE 8: USCS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Revenues
Non-interest revenues	$22,307	$20,137	$18,464	$2,170	11%	$1,673	9%
Interest income	15,655	14,430	12,336	1,225	8	2,094	17
Interest expense	3,148	3,140	2,684	8	—	456	17
Net interest income	12,507	11,290	9,652	1,217	11	1,638	17
Total revenues net of interest expense	34,814	31,427	28,116	3,387	11	3,311	12
Provisions for credit losses	2,967	3,029	2,855	(62)	(2)	174	6
Total revenues net of interest expense after provisions for credit losses	31,847	28,398	25,261	3,449	12	3,137	12
Expenses
Card Member rewards, business development and Card Member services	16,557	14,329	12,808	2,228	16	1,521	12
Marketing	3,187	3,051	2,585	136	4	466	18
Salaries and employee benefits and other operating expenses	5,293	4,641	4,435	652	14	206	5
Total expenses	25,037	22,021	19,828	3,016	14	2,193	11
Pretax segment income	$6,810	$6,377	$5,433	$433	7%	$944	17%
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
Discount revenue increased 8 percent, primarily driven by an increase in U.S. consumer billed business. See Tables 5, 6 and 9 for more details on billed business performance.
Net card fees increased 20 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 12 percent, primarily driven by higher travel commissions and fees from our consumer travel business and a discrete revenue adjustment related to certain cash advance fees from prior years.
Interest income increased, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense was relatively flat, reflecting segment net asset growth, offset by lower cost of funds due to lower interest rates.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses decreased, primarily due to a lower reserve build in the current year, partially offset by higher net write-offs. The reserve build in the current year was primarily driven by an increase in loans outstanding and deterioration in the macroeconomic outlook used in our reserve models, partially offset by lower delinquencies. The reserve build in the prior year was primarily driven by an increase in loans outstanding.
Card Member receivables provision for credit losses increased, primarily due to a reserve build in the current year versus a reserve release in the prior year, partially offset by lower net write-offs. The reserve build in the current year was primarily driven by an increase in delinquencies. The reserve release in the prior year was primarily driven by lower delinquencies and a decrease in receivables outstanding.
Other provision for credit losses increased, primarily due to a higher reserve build in the current year and higher net write-offs. The reserve build in the current year was primarily driven by an increase in other loans outstanding and reserves related to partner obligations. The reserve build in the prior year was primarily driven by an increase in other loans outstanding.

EXPENSES
Total expenses increased, primarily driven by higher Card Member services, Card Member rewards and Salaries and employee benefits and other expenses.
Card Member rewards expense increased, primarily driven by increases in Membership Rewards, cash back and cobrand rewards expenses, all of which were primarily driven by higher billed business. The increase in Membership Rewards expense was also driven by the above mentioned benefit in the prior year from enhancements to the U.S. URR models. The increase in cash back rewards expense also reflected the impact associated with a card product migration.
Business development expense increased, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased, primarily due to higher usage of Card Member benefits and the introduction of new U.S. Platinum benefits.
Marketing expense increased, primarily due to higher levels of spending on customer acquisition and brand advertising.
Salaries and employee benefits and other expenses increased, primarily due to an increase in allocated service costs and compensation costs.

TABLE 9: USCS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Billed business (billions)	$707.5	$654.8	$610.8	8%	7%
Proprietary cards-in-force	48.3	46.3	43.8	4	6
Proprietary basic cards-in-force	34.1	32.5	30.7	5	6
Average proprietary basic Card Member spending (dollars)	$21,215	$20,707	$20,303	2	2
Total segment assets	$122,968	$114,228	$107,158	8	7
Card Member loans and receivables:
Card Member loans and receivables	$114,368	$107,051	$97,996	7	9
Average Card Member loans and receivables	$106,377	$98,928	$89,651	8	10
Net write-off rate — principal, interest and fees (a)	2.5%	2.5%	2.0%
Net write-off rate — principal only (a)	2.0%	2.1%	1.7%
30+ days past due as a % of total	1.3%	1.3%	1.3%
Card Member loans:
Total loans	$100,171	$92,632	$83,207	8	11
Net write-off rate — principal, interest and fees (a)	2.7%	2.7%	2.2%
Net write-off rate — principal only (a)	2.1%	2.2%	1.7%
30+ days past due as a % of total	1.3%	1.4%	1.4%
Card Member receivables:
Total receivables	$14,197	$14,419	$14,789	(2)%	(3)%
Net write-off rate — principal and fees (a)	1.1%	1.2%	1.3%
Net write-off rate — principal only (a)	0.9%	1.1%	1.2%
30+ days past due as a % of total	0.7%	0.6%	0.8%
(a)Refer to Table 7 footnote (a).

COMMERCIAL SERVICES
TABLE 10: CS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Revenues
Non-interest revenues	$13,654	$13,219	$12,931	$435	3%	$288	2%
Interest income	5,077	4,374	3,328	703	16	1,046	31
Interest expense	1,805	1,734	1,483	71	4	251	17
Net interest income	3,272	2,640	1,845	632	24	795	43
Total revenues net of interest expense	16,926	15,859	14,776	1,067	7	1,083	7
Provisions for credit losses	1,380	1,389	1,313	(9)	(1)	76	6
Total revenues net of interest expense after provisions for credit losses	15,546	14,470	13,463	1,076	7	1,007	7
Expenses
Card Member rewards, business development and Card Member services	7,166	6,504	6,332	662	10	172	3
Marketing	1,331	1,319	1,090	12	1	229	21
Salaries and employee benefits and other operating expenses	3,381	3,142	3,180	239	8	(38)	(1)
Total expenses	11,878	10,965	10,602	913	8	363	3
Pretax segment income	$3,668	$3,505	$2,861	$163	5%	$644	23%
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
Net card fees increased 11 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 6 percent, primarily driven by higher travel commissions and fees and higher foreign exchange-related revenues associated with Card Member cross-currency spending.
Interest income increased, primarily driven by growth in revolving loan balances and higher interest rates.
Interest expense increased, primarily driven by segment net asset growth, partially offset by a lower cost of funds due to lower interest rates.
PROVISIONS FOR CREDIT LOSSES
Card Member loans provision for credit losses increased, primarily due to higher net write-offs, partially offset by a lower reserve build in the current year. The reserve build in the current year was primarily driven by an increase in loans outstanding and deterioration in the macroeconomic outlook used in our reserve models, partially offset by the release of a reserve upon the reclassification of a small business cobrand portfolio to Card Member loans HFS from held for investment. The reserve build in the prior year was primarily driven by an increase in loans outstanding.
Card Member receivables provision for credit losses decreased, primarily due to a reserve release in the current year and lower net write-offs. The reserve release in the current year was primarily driven by lower delinquencies.
Other provision for credit losses increased, primarily due to a higher reserve build in the current year and higher net write-offs. The reserve build in the current year was primarily driven by an increase in other loans outstanding and reserves related to partner obligations.

EXPENSES
Total expenses increased, primarily driven by higher Card Member rewards, Business development expense and Salaries and employee benefits and other expenses.
Card Member rewards expense increased, primarily driven by increases in Membership Rewards and cobrand rewards expenses, which were primarily driven by higher billed business. The increase in Membership Rewards expense was also driven by changes to the Membership Rewards program for U.S. Business Platinum cards.
Business development expense increased, primarily due to higher client incentives and increased partner payments, both of which were driven by higher billed business.
Card Member services expense increased, primarily due to higher usage of business services benefits and the introduction of new U.S. Business Platinum benefits.
Marketing expense was relatively flat.
Salaries and employee benefits and other expenses increased, primarily due to increases in compensation costs and allocated service costs, partially offset by lower professional services and technology costs.

TABLE 11: CS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Billed business (billions)	$541.9	$526.5	$516.0	3%	2%
Proprietary cards-in-force	15.3	15.4	15.4	(1)	—
Average Card Member spending (dollars)	$35,153	$34,130	$33,745	3	1
Total segment assets	$63,168	$58,969	$55,361	7	7
Card Member loans and receivables:
Card Member loans and receivables	$56,086	$54,592	$52,060	3	5
Average Card Member loans and receivables	$56,711	$54,362	$50,621	4	7
Net write-off rate — principal, interest and fees (a)	2.2%	2.0%	1.7%
Net write-off rate — principal only — small business (a)(b)	2.3%	2.2%	1.9%
30+ days past due as a % of total — small business	1.5%	1.5%	1.5%
Card Member loans:
Total loans	$30,833	$29,647	$25,838	4	15
Net write-off rate — principal, interest and fees (a)	3.0%	2.7%	2.0%
Net write-off rate — principal only (a)	2.6%	2.3%	1.7%
30+ days past due as a % of total	1.7%	1.5%	1.4%
Card Member receivables:
Total receivables	$25,253	$24,945	$26,222	1%	(5)%
Net write-off rate — principal and fees (a)	1.2%	1.3%	1.5%
Net write-off rate — principal only — small business (a)(b)	1.7%	1.9%	2.1%
30+ days past due as a % of total — small business	1.2%	1.3%	1.5%
90+ days past billing as a % of total — corporate (b)	0.5%	0.4%	0.4%
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

INTERNATIONAL CARD SERVICES
TABLE 12: ICS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Revenues
Non-interest revenues	$11,819	$10,369	$9,472	$1,450	14%	$897	9%
Interest income	2,534	2,331	2,076	203	9	255	12
Interest expense	1,353	1,239	1,118	114	9	121	11
Net interest income	1,181	1,092	958	89	8	134	14
Total revenues net of interest expense	13,000	11,461	10,430	1,539	13	1,031	10
Provisions for credit losses	831	726	727	105	14	(1)	—
Total revenues net of interest expense after provisions for credit losses	12,169	10,735	9,703	1,434	13	1,032	11
Expenses
Card Member rewards, business development and Card Member services	5,950	5,243	4,588	707	13	655	14
Marketing	1,319	1,235	1,081	84	7	154	14
Salaries and employee benefits and other operating expenses	3,297	3,226	3,061	71	2	165	5
Total expenses	10,566	9,704	8,730	862	9	974	11
Pretax segment income	$1,603	$1,031	$973	$572	55%	$58	6%
ICS issues a wide range of proprietary consumer, small business and corporate cards outside the United States. ICS also provides services to our international customers, including travel and lifestyle services, and manages certain international joint ventures and our loyalty coalition business.
On January 12, 2026, we acquired our partner’s interest in our Switzerland joint venture (Swisscard AECS GmbH), resulting in Swisscard becoming a wholly owned subsidiary. Through December 31, 2025, we accounted for Swisscard under the equity method, with our share of Swisscard’s net income reported within Service fees and other revenue. For reporting periods beginning January 1, 2026, we will consolidate Swisscard and reflect its financial results within the respective report lines across our financial statements; Swisscard will continue to be reported within the ICS segment.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 12 percent, primarily reflecting an increase in billed business. See Tables 5, 6, and 13 for more details on billed business performance.
Net card fees increased 20 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 14 percent (11 percent on an FX-adjusted basis), primarily driven by an increase in foreign exchange-related revenues associated with Card Member cross-currency spending, higher loyalty coalition-related fees and higher income from equity method investments primarily related to the partial sale of a card portfolio by Swisscard.2
Interest income increased, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
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
Card Member receivables provision for credit losses increased, primarily due to higher net write-offs and a higher reserve build in the current year. The reserve builds in both the current and prior year were primarily driven by increases in receivables outstanding.
2 Refer to footnote 1 on page 44 for details regarding foreign currency adjusted information.

EXPENSES
Total expenses increased, primarily driven by higher Card Member rewards and Card Member services expenses.
Card Member rewards expense increased, primarily driven by increases in Membership Rewards and cobrand rewards expenses, which were primarily driven by higher billed business.
Business development expense increased, primarily due to higher loyalty coalition-related costs and increased partner payments driven by higher billed business, partially offset by a lower charge in the current year related to revenue allocated to a joint venture partner.
Card Member services expense increased, primarily due to higher usage of travel-related benefits.
Marketing expense increased, reflecting higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other expenses was relatively flat, primarily reflecting higher allocated service costs and compensation costs and a one-time fee from a partner in the prior year, offset by a charge associated with an increase in international non-income tax reserves in the prior year.

TABLE 13: ICS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Billed business (billions)	$418.0	$366.9	$329.5	14%	11%
Proprietary cards-in-force	23.0	21.9	21.0	5	4
Proprietary basic cards-in-force	17.2	16.4	15.6	5	5
Average proprietary basic Card Member spending (dollars)	$24,822	$22,965	$21,550	8	7
Total segment assets	$50,089	$42,879	$42,234	17	2
Card Member loans and receivables:
Card Member loans and receivables	$43,409	$37,442	$36,350	16	3
Average Card Member loans and receivables	$39,886	$35,681	$32,202	12	11
Net write-off rate — principal, interest and fees (a)	1.9%	1.9%	2.3%
Net write-off rate — principal only — consumer and small business (a)(b)	1.8%	1.8%	2.2%
30+ days past due as a % of total — consumer and small business	1.1%	1.0%	1.1%
Card Member loans - consumer and small business:
Total loans	$20,828	$17,395	$16,950	20	3
Net write-off rate — principal, interest and fees (a)	2.4%	2.5%	2.5%
Net write-off rate — principal only (a)	2.0%	2.1%	2.1%
30+ days past due as a % of total	1.2%	1.2%	1.3%
Card Member receivables:
Total receivables	$22,581	$20,047	$19,400	13%	3%
Net write-off rate — principal and fees (a)	1.4%	1.4%	2.1%
Net write-off rate — principal only — consumer and small business (a)(b)	1.5%	1.5%	2.2%
30+ days past due as a % of total — consumer and small business	0.9%	0.8%	1.0%
90+ days past billing as a % of total — corporate (b)	0.5%	0.4%	0.5%
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

GLOBAL MERCHANT AND NETWORK SERVICES
TABLE 14: GMNS SELECTED INCOME STATEMENT AND OTHER DATA

Years Ended December 31,				Change		Change
(Millions, except percentages and where indicated)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Revenues
Non-interest revenues	$7,058	$6,729	$6,620	$329	5%	$109	2%
Interest income	40	52	57	(12)	(23)	(5)	(9)
Interest expense	(661)	(703)	(719)	42	6	16	2
Net interest income	701	755	776	(54)	(7)	(21)	(3)
Total revenues net of interest expense	7,759	7,484	7,396	275	4	88	1
Provisions for credit losses	78	42	27	36	86	15	56
Total revenues net of interest expense after provisions for credit losses	7,681	7,442	7,369	239	3	73	1
Expenses
Business development and Card Member services	1,210	1,148	1,218	62	5	(70)	(6)
Marketing	393	411	437	(18)	(4)	(26)	(6)
Salaries and employee benefits and other operating expenses	2,110	1,485	2,058	625	42	(573)	(28)
Total expenses	3,713	3,044	3,713	669	22	(669)	(18)
Pretax segment income	3,968	4,398	3,656	(430)	(10)	742	20
Network volumes (billions)	1,897.0	1,764.8	1,680.1	$132	7	$85	5
Total segment assets	$18,686	$17,712	$23,714		5%		(25)%
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
Discount revenue increased 4 percent, primarily driven by an increase in billed business, partially offset by lower average merchant discount rates due to shifts in geographic and merchant spend mix. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 6 percent, primarily driven by increases in network partnership revenues and foreign exchange-related revenues associated with Card Member cross-currency spending, partially offset by Accertify revenues included in the prior year.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income decreased, primarily due to lower interest rates in international markets, partially offset by higher interest expense credit, primarily driven by an increase in average merchant payables.
PROVISIONS FOR CREDIT LOSSES
Provisions for credit losses increased, primarily due to higher reserve builds related to partner obligations, partially offset by lower net write-offs in the current year.
EXPENSES
Total expenses increased, primarily driven by higher Salaries and employee benefits and other expenses.
Business development expense increased, primarily due to increased partner payments driven by higher network volumes.
Marketing expense decreased, primarily due to lower spend on merchant engagement and other growth initiatives.
Salaries and employee benefits and other expenses increased, primarily driven by the gain in the prior year recognized on the sale of Accertify included in the Other, net component of operating expenses, partially offset by a decrease in allocated service costs.

CORPORATE & OTHER
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $2.3 billion and $2.4 billion in 2025 and 2024, respectively. The decrease in the pretax loss was primarily driven by a prior-year increase in legal reserves and the previously-mentioned gain related to an equity transaction by GBTG, an equity method investee, partially offset by higher compensation.
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
See “Supervision and Regulation — Capital and Liquidity Regulation” under “Business” for more information.

The following table presents our regulatory risk-based capital and leverage ratios and those of AENB, as of December 31, 2025:
TABLE 15: REGULATORY RISK-BASED CAPITAL AND LEVERAGE RATIOS

	Effective Minimum (a)	Ratios as of December 31, 2025
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.5%
American Express National Bank		10.9
Tier 1	8.5
American Express Company		11.1
American Express National Bank		10.9
Total	10.5
American Express Company		13.1
American Express National Bank		13.1
Tier 1 Leverage	4.0
American Express Company		9.8
American Express National Bank		9.0
Supplementary Leverage Ratio	3.0%
American Express Company		8.3
American Express National Bank		7.5%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB. Refer to “Supervision and Regulation — Capital and Liquidity Regulation” under “Business” and Note 21 to the “Consolidated Financial Statements” for additional information.
The following table presents American Express Company’s regulatory risk-based capital and risk-weighted assets as of December 31, 2025:
TABLE 16: REGULATORY RISK-BASED CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS

American Express Company ($ in Millions)	December 31, 2025
Risk-Based Capital
Common Equity Tier 1	$27,268
Tier 1 Capital	28,888
Tier 2 Capital	5,025
Total Capital	33,913

Risk-Weighted Assets	259,448
Average Total Assets to calculate the Tier 1 Leverage Ratio	294,275
Total Leverage Exposure to calculate the Supplementary Leverage Ratio	$346,685
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

Tier 1 Risk-Based Capital Ratio — Calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of CET1 capital, preferred shares and third-party non-controlling interests in consolidated subsidiaries, adjusted for capital held by insurance subsidiaries. We have $1.6 billion of preferred shares outstanding to help address a portion of the Tier 1 capital requirements in excess of common equity requirements. See Note 15 to the “Consolidated Financial Statements” for additional information on our preferred shares.
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
Tier 1 Leverage Ratio — Calculated as Tier 1 capital divided by average total consolidated assets for the most recent quarter. Average total consolidated assets reflect quarterly average assets adjusted for applicable regulatory deductions from Tier 1 capital.
Supplementary Leverage Ratio — Calculated as Tier 1 capital divided by total leverage exposure. Total leverage exposure includes average on-balance-sheet assets and certain off-balance-sheet exposures, adjusted for applicable regulatory deductions from Tier 1 capital.
We continue to include accumulated other comprehensive income (loss) in regulatory capital.
We are subject to annual supervisory stress testing conducted by the Federal Reserve. We submitted our annual capital plan to the Federal Reserve in April 2025. On August 29, 2025, the Federal Reserve confirmed our SCB requirement at 2.5 percent, resulting in an effective minimum CET1 ratio of 7 percent, effective October 1, 2025 to September 30, 2026.
DIVIDENDS AND SHARE REPURCHASES
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the year ended December 31, 2025, we returned $7.6 billion to our shareholders in the form of share repurchases of $5.3 billion and common share dividends of $2.3 billion. We repurchased 16.8 million common shares at an average price of $312.87 in 2025. These share repurchase and common share dividend amounts collectively represent approximately 71 percent of net income available to common shareholders during the year ended December 31, 2025.
We plan to increase the regular quarterly dividend on our common shares outstanding by approximately 16 percent, from 82 cents to 95 cents per share, beginning with the first quarter 2026 dividend declaration.
In addition, during the year ended December 31, 2025, we paid $58 million in dividends on non-cumulative perpetual preferred shares outstanding. Refer to Note 15 to the “Consolidated Financial Statements” for additional information on our preferred shares.
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
FUNDING PROGRAMS AND ACTIVITIES
We had the following customer deposits and consolidated debt outstanding as of December 31, 2025 and 2024:
TABLE 17: SUMMARY OF CUSTOMER DEPOSITS AND CONSOLIDATED DEBT

(Billions)	2025	2024
Customer deposits	$152.5	$139.4
Short-term borrowings	1.4	1.4
Long-term debt	56.4	49.7
Total customer deposits and debt	$210.3	$190.5
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Our funding plan for the full year 2026 includes, among other sources, approximately $4.0 billion to $8.0 billion of unsecured term debt issuance and approximately $2.0 billion to $6.0 billion of secured term debt issuance. Actual funding activities can vary from our plans due to various factors, such as future business growth, liquidity requirements, the impact of global economic, political and other events on market capacity, demand for securities offered by us, regulatory changes, ability to securitize and sell loans and receivables, and the performance of loans and receivables previously sold in securitization transactions. Many of these factors are beyond our control.
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
DEPOSIT PROGRAMS
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per depositor, per ownership category through the FDIC; as of December 31, 2025, approximately 92 percent of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. The direct deposit program offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account, certificates of deposit (CDs), business checking and consumer checking account products available directly to customers. As of December 31, 2025, our direct deposit program had approximately 3.9 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives. CDs carry stated maturities while high-yield savings account, checking account and third-party sweep deposit products do not. We manage the duration of our maturing obligations, including CDs, to reduce concentration and refinancing risk.
As of December 31, 2025, we had $152.5 billion in deposits. Refer to Note 7 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.
The following table sets forth the average interest rates we paid on different types of deposits during the years ended December 31, 2025, 2024 and 2023. The change in the average interest rate we paid on our interest-bearing deposits was primarily due to the impact of lower market interest rates offered for savings deposits.
TABLE 19: AVERAGE INTEREST RATES PAID ON DEPOSITS

	Year ended December 31,
	2025			2024			2023
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate	Average Balance	Interest Expense	Average Interest Rate	Average Balance	Interest Expense	Average Interest Rate
Savings accounts	$113,217	$4,025	3.6%	$101,705	$4,210	4.1%	$84,913	$3,320	3.9%
Checking accounts	2,536	41	1.6	1,677	29	1.7	1,189	37	3.1
Certificates of deposit:
Direct	4,831	190	3.9	4,978	211	4.2	4,407	159	3.6
Third-party (brokered)	10,589	465	4.4	9,718	397	4.1	13,945	518	3.7
Sweep accounts — Third-party (brokered)	15,456	702	4.5	15,419	845	5.5	15,676	824	5.3
Total U.S. interest-bearing deposits	$146,629	$5,422	3.7%	$133,497	$5,692	4.3%	$120,130	$4,858	4.0%

SHORT-TERM FUNDING PROGRAMS
Short-term borrowings, such as commercial paper, are defined as any debt with an original maturity of twelve months or less, as well as interest-bearing overdrafts with banks. Our short-term funding programs are used primarily to fund working capital needs, such as managing seasonal variations in receivables balances. The amount of short-term borrowings issued in the future will depend on our funding strategy, our needs and market conditions. We had no commercial paper outstanding at any point during 2025. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these borrowings.
LONG-TERM DEBT AND ASSET SECURITIZATION PROGRAMS
As of December 31, 2025, we had $56.4 billion in long-term debt outstanding, including unsecured debt and asset-backed securities. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these borrowings and scheduled maturities of long-term debt obligations.
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
TABLE 20: DEBT ISSUANCES

($ in Billions)	2025
American Express Company:
USD Floating Rate Senior Notes (compounded SOFR(a) plus weighted-average spread of 98 basis points)	$1.5
USD Fixed-to-Floating Rate Senior Notes (weighted-average coupon of 4.98% during the fixed rate period and compounded SOFR(a) plus weighted-average spread of 126 basis points during the floating rate period)	12.6
EUR Fixed-to-Floating Rate Senior Notes (coupon of 3.43% during the fixed rate period and compounded EURIBOR(b) plus spread of 110 basis points during the floating rate period)	1.1
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 4.42%)	6.4
Total	$21.6
(a)Secured overnight financing rate (SOFR).
(b)Euro Interbank Offered Rate (EURIBOR).

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
The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as additional stress scenarios required under our liquidity risk policy. These stress scenarios possess distinct characteristics, varying by cash flow assumptions, time horizon and qualifying liquidity sources, among other factors. Scenarios under our liquidity risk policy include market-wide, firm-specific and combined liquidity stresses. Additionally, we are subject to reduced LCR and NSFR requirements as a Category III firm with less than $75 billion in weighted short-term wholesale funding. For the quarter ended December 31, 2025, average LCR and NSFR were 212 percent and 123 percent, respectively which exceeded the regulatory requirement of 100 percent. See “Supervision and Regulation — Enhanced Prudential Standards” under “Business” for more information. We consider other factors in determining the amount and type of liquidity we maintain, such as economic and financial market conditions, seasonality in business operations, growth in our businesses, potential acquisitions or dispositions, the cost and availability of alternative liquidity sources and credit rating agency guidelines and requirements. We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements.
As of December 31, 2025 and 2024, we had $47.8 billion and $40.6 billion in Cash and cash equivalents, respectively. Refer to “Cash Flows” below for a discussion of the major drivers impacting cash flows for the year ended December 31, 2025. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary. For the year ended December 31, 2025, interest income exceeded the interest expense associated with the liquidity portfolio.

Securitized Borrowing Capacity
As of December 31, 2025, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 17, 2028, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2028, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). These facilities enhance our contingent funding resources and are also used in the ordinary course of business to fund working capital needs. As of December 31, 2025, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
Committed Bank Credit Facility
As of December 31, 2025, we maintained a committed syndicated bank credit facility of $6.0 billion, with a maturity date of September 24, 2028. The availability of the credit facility is subject to our maintenance of a minimum CET1 risk-based capital ratio of 4.5 percent, with certain restrictions in relation to either accessing the facility or distributing capital to common shareholders in the event our CET1 risk-based capital ratio falls between 4.5 percent and 6.5 percent. It does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on our credit rating. As of December 31, 2025, we were in compliance with the covenants contained in the credit facility and no amounts were drawn on this facility. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. Any undrawn portion of this facility could serve as a backstop for the amount of commercial paper outstanding.
Other Sources of Liquidity
In addition to cash and other liquid assets and the secured borrowing facilities and committed bank credit facility described above, as an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco through the discount window against the U.S. credit card loans and charge card receivables that it pledged.
As of December 31, 2025, AENB had available borrowing capacity of $82.8 billion based on the amount and collateral valuation of receivables that were pledged to the Federal Reserve Bank of San Francisco. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve and can change from time to time. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval.
Off-balance Sheet Arrangements
We have certain off-balance sheet obligations that include certain lease arrangements, guarantees, indemnifications and certain Card Member and partner arrangements that may have a material current or future effect on our financial condition, changes in financial condition, results of operations, or liquidity and capital resources. For more information on these obligations, refer to Note 12 and Note 22 to the “Consolidated Financial Statements.”

CASH FLOWS
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the year ended December 31, 2025 compared to the year ended December 31, 2024:
TABLE 21: CASH FLOWS

(Billions)	2025	2024	2023
Total cash provided by (used in):
Operating activities	$18.4	$14.0	$18.5
Investing activities	(22.9)	(24.4)	(24.4)
Financing activities	11.2	4.4	18.4
Effect of foreign currency exchange rates on cash and cash equivalents	0.4	—	0.2
Net increase (decrease) in cash and cash equivalents	$7.2	$(6.0)	$12.7
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
In 2025, the net cash used in investing activities was primarily driven by higher loans and Card Member receivables outstanding and the acquisition of a business.
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
In both 2025 and 2024, the net cash provided by financing activities was primarily driven by growth in customer deposits and net proceeds from long-term debt, partially offset by share repurchases and dividend payments.

RISK MANAGEMENT
GOVERNANCE AND BOARD OVERSIGHT
We maintain a risk governance framework that describes key components of risk management, including risk governance, oversight, roles and responsibilities across the lines of defense, our risk taxonomy, risk appetite and the risk management lifecycle. Our risk governance framework also provides expectations for risk culture, compensation and performance management.
Our Board and its committees provide oversight of risk management and monitor our risk culture and the “tone at the top.” Each committee of the Board consists entirely of independent directors and provides regular reports to the full Board regarding matters reviewed at their committee. The committees meet regularly in private sessions with our Chief Financial Officer, Chief Legal Officer, Chief Risk Officer, Chief Compliance Officer, Chief Audit Executive, Head of Credit Review and other members of senior management with regard to our risk management processes, risk profile and performance, controls, talent and capabilities.
The responsibilities of each of the committees of the Board in overseeing risk management include:
The Risk Committee is responsible for overseeing and approving our risk governance framework, processes and methodologies, and evaluating the independence and authority of our risk management function. On an annual basis, the Risk Committee reviews and approves the Company’s risk appetite framework, which defines the nature and level of risk we are willing to take and provides limits, thresholds and escalation processes that align risk taking with strategic objectives. The Risk Committee regularly reviews our risk profile against the tolerances in the risk appetite framework, including significant risk exposures, risk trends in our portfolios and major risk concentrations, and the steps taken by management to monitor, control and report such exposures, trends and concentrations. The Risk Committee also reviews and concurs with the appointment, replacement, performance and compensation of the Chief Risk Officer and receives regular reports from the Chief Risk Officer on key risks and exposures. The Risk Committee provides oversight of our compliance with regulatory capital and liquidity standards, and our Internal Capital Adequacy Assessment Process, including the CCAR submissions.
The Audit and Compliance Committee (ACC) is responsible for assisting the Board in its oversight responsibilities relating to the integrity of our financial statements and financial and regulatory reporting processes, internal and external auditing, the integrity of internal controls and legal and regulatory compliance. The ACC appoints, replaces, reviews and evaluates the qualifications and independence of our independent registered public accounting firm and periodically meets with management and the independent registered public accounting firm to review and discuss our accounting policies, critical accounting estimates and critical auditing matters. In addition, the ACC is responsible for the appointment, replacement, performance and compensation of the Chief Audit Executive and the Head of Credit Review, as well as the approval of the annual plans, charters, policies and budgets of the Internal Audit Group and the Credit Review Group. In its role in overseeing legal and regulatory compliance, the ACC reviews the effectiveness of our company-wide compliance risk management program and periodically meets with the Chief Compliance Officer to review and approve our compliance risk tolerance statement and related compliance policies.
The Compensation and Benefits Committee (CBC) is responsible for assisting the Board in its oversight responsibilities related to the adoption, amendment and termination of compensation plans and arrangements covering executive officers and certain other colleagues, our employee benefit plans of the Company and review of the overall management of our colleague experience. The CBC works with the Chief Colleague Experience Officer and the Chief Risk Officer to ensure our compensation programs appropriately balance risk with business incentives and that business performance is achieved without taking imprudent or excessive risk. Our Chief Risk Officer is actively involved in setting risk goals for the Company. Our Chief Risk Officer also reviews the risk profiles of each business unit and, together with the Chief Audit Executive, provides input into performance evaluations. The Chief Risk Officer attests to the CBC as to whether performance goals and results have been achieved without taking imprudent risks. Additionally, the CBC uses a risk-balanced incentive compensation framework to decide on the bonus pools for our colleagues and the compensation of senior executives.
The Nominating, Governance and Public Responsibility Committee (NGPRC) is responsible for assisting the Board in its oversight responsibilities relating to the Chief Executive Officer and key senior management succession, Board composition, corporate governance, non-employee director compensation and benefits and our practices and positions relating to public policy and sustainability issues. As part of its remit, the NGPRC regularly reviews risks related to corporate governance structure and practices. In addition, the NGPRC regularly reviews the composition of the Board, reassessing directors eligible for election or recruiting candidates with expertise in areas of importance to us.

We also have management-level risk management committees that implement our risk governance framework and facilitate the execution of management’s risk management responsibilities. The Enterprise Risk Management Committee (ERMC) is the highest-level management risk committee and is responsible for monitoring risk-taking activities against our risk appetite framework as well as governing and overseeing risks we face. The ERMC is co-chaired by the Chief Executive Officer and the Chief Risk Officer, with membership representation across risk types, businesses, and lines of defense. The ERMC has a direct escalation path to the Risk Committee and the Risk Committee reviews and approves the charter of the ERMC annually.
There are three types of risk management committees that report to the ERMC: (i) business unit risk committees, which receive reporting and make decisions on risks applicable for a given revenue-generating business unit, and are co-chaired by the business unit head and the business unit chief risk officer; (ii) organizational risk committees, which receive reporting and make decisions associated with a given first line function, and are co-chaired by the first line unit lead and the second line risk type lead; and (iii) horizontal risk committees, which receive reporting and make decisions associated with one or more risk types and are chaired or co-chaired by the second line risk type lead(s). The ERMC delegates authority to these underlying risk management committees through review and approval of their charters on an annual basis.
THREE LINES OF DEFENSE MODEL
As part of our risk governance framework, we have implemented the “three lines of defense” approach to risk management.
The first line of defense is the primary owner of risk-taking and risk management. The first line includes colleagues who are responsible for generating revenue, providing operational support in the delivery of products and services to our customers, or providing technology services for the execution of business activities. All members of the first line are responsible for appropriately assessing and managing all risks associated with their business activities, consistent with our established risk appetite.
The second line of defense supports the Board in defining the framework by which risk should be managed across the enterprise. It then implements the framework by enacting policies, standards and procedures and creating governance structures. Additionally, the second line provides independent review, challenge, monitoring and oversight of first line activities to enforce adherence to the risk framework and determine the action required if first line activities do not align with the framework.
Our Internal Audit Group and Credit Review Group constitute the third line of defense and provide independent assurance by assessing the quality and effectiveness of our processes and systems of internal control, risk management, and risk governance, compliance with applicable regulations, and the reliability and integrity of our financial and operational information.

RISK MANAGEMENT PROCESSES
Risk Appetite
Our risk appetite statement describes the nature and level of risk that we are willing to take. Our risk appetite policy describes the overarching approach through which we set our target risk profile and includes our risk appetite statement, which defines specific risk limits for our principal risks. Our risk appetite statement and risk appetite policy are approved by our Risk Committee at least annually. The second line of defense reports to our Risk Committee on our adherence to risk appetite limits on a quarterly basis.
Risk Identification and Assessment
The purpose of our risk identification and assessment process is to recognize and understand existing risks and risks that may arise from new business initiatives, external market forces, or regulatory or statutory changes, so that these risks can be properly assessed and incorporated into our risk control, monitoring, reporting and escalation processes.
Enterprise Risk Taxonomy
We use a risk taxonomy to identify and categorize our principal risks. This taxonomy provides a common language and discipline for the identification and assessment of risks in existing and new business, products, initiatives and acquisitions. We have six principal risk categories: Strategic, Reputation, Operational and Compliance, Credit, Liquidity and Market.
Strategic Risk Management Process
We define strategic risk as the risk to our current or projected financial condition and resilience arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the industry or operating environment, or declining demand for our products and services caused by any other risk.
Strategic decisions are reviewed and approved by business leaders and various risk management committees and must be aligned with our policies and established risk appetite. We seek to manage strategic risk through risk controls embedded in these processes as well as overall risk management oversight over business goals. Launch of key new products as well as existing product performance is reviewed periodically by committees and business leaders to inform business decisions as appropriate. Mergers, acquisitions and divestitures can only be approved following Executive Committee due diligence, a comprehensive risk assessment by operational, market, credit and oversight leaders provided to the Chief Risk Officer and approval by either the Chief Risk Officer or appropriate risk committees. The ERMC and its sub-committees oversee the strategic risks and impacts of decisions and matters brought to the committees.
Reputation Risk Management Process
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
Operational Risk Management Process
We define operational risk as the risk to our current or projected financial condition and resilience arising from inadequate, failed processes or systems, human error or misconduct or adverse external events. Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal and regulatory penalties.
Our operational risk management policy sets forth requirements for (i) the identification of issues and operational risk events, (ii) control enhancements and (iii) reporting of key trends and escalation of risks. There is a range of operational risk types, including process, execution & change; human capital; technology; information security & cybersecurity; third party; data; business disruption; fraud (external and internal); legal; financial reporting; and model risk. Each operational risk type has its own risk management policy that details the requirements and guidelines for managing the specific risk types. Operational risk, in aggregate, is overseen by the Operational Risk and Controls Committee, which is chaired by the Chief Operational Risk Officer.
For additional information regarding cybersecurity risk management & strategy and cybersecurity governance, including information regarding our technology risk and information security program, see Part I, Item 1C. “Cybersecurity.”

Compliance Risk Management Process
We define compliance risk as the risk to current or anticipated earnings or capital arising from violations of, or failure to conform to, or comply with, laws or regulations, internal policies, procedures and related practices, or ethical standards.
Our Global Compliance and Ethics organization is responsible for establishing and maintaining our corporate-wide compliance risk management program. Pursuant to this program, we seek to manage and mitigate compliance risk by assessing, controlling, monitoring, measuring and reporting the legal and regulatory risks to which we are exposed.
Our global compliance risk management policy defines the regulatory compliance obligations applicable to our activities and establishes a framework and program for compliance risk management. Certain compliance risk types (e.g., financial crimes, privacy, conduct) have dedicated risk management policies that detail the requirements and guidelines for managing the specific risk type. Compliance risk, in aggregate, is overseen by the Compliance and Conduct Risk Committee, which is chaired by the Chief Compliance Officer. This committee has a dual reporting relationship to both the Risk Committee (through the ERMC) and the ACC. Additionally, a dedicated Financial Crimes Risk Management Committee, chaired by the Head of Financial Crimes Compliance, oversees financial crimes related risk management activities.
Credit Risk Management Process
We define credit risk as the risk to our current or projected financial condition arising from an obligor’s failure to meet the terms of any contract with American Express or otherwise perform as agreed. Our credit risks are divided into two broad categories: 1) consumer and small business, and 2) commercial. Each has distinct risk management profiles, capabilities, strategies and tools. Business units that create individual or institutional credit risk exposures of significant importance are supported by dedicated risk management teams, each led by a Chief Credit Officer.
Consumer and small business credit risk arises from consumer and small business credit cards, charge cards and term loans. These portfolios consist of millions of customers across multiple geographies, industries and levels of net worth. We benefit from the high-quality profile of our customers, which is driven by our brand, premium customer servicing, product features and risk management capabilities, which span underwriting, customer management and collections. The risk in these portfolios is generally correlated to broad economic trends, such as unemployment rates and gross domestic product (GDP) growth.
The business unit leaders and their Chief Credit Officers take the lead in managing the credit risk process. These Chief Credit Officers are guided by the Credit and External Fraud Risk Committee, which oversees the implementation and enforcement of the global credit risk management policy and is co-chaired by the Chief Credit Officer and the Head of Financial Risk Management.
Credit risk management is supported by sophisticated proprietary scoring and decision-making models that use up-to-date information on prospects and customers, such as spending and payment history and data feeds from credit bureaus. We have developed data-driven economic decision logic for customer interactions to better serve our customers.
Commercial credit risk arises principally within our CS, ICS and GMNS businesses, as well as investment and liquidity management activities. Unlike consumer and small business credit risk, commercial credit risk is characterized by a lower loss frequency but higher severity. It is affected both by general economic conditions and by client-specific events. The absence of large losses in any given year or over several years is not necessarily representative of the level of risk of institutional portfolios, given the infrequency of loss events in such portfolios.
Similar to consumer and small business credit risk, business units taking commercial credit risks are supported by Chief Credit Officers, who are guided by the Credit and External Fraud Risk Committee. A centralized risk rating unit also provides risk assessment of our institutional obligors.

Liquidity Risk Management Process
We define liquidity risk as the risk to our current or projected financial condition arising from an inability to meet our current and future financial obligations at a reasonable cost when they become due.
Our Board-approved liquidity risk management policy establishes the framework that guides and governs liquidity risk management. The Finance Risk Committee oversees the management of liquidity risk and reviews and approves liquidity stress testing assumptions quarterly and scenarios annually. The Finance Risk Committee also approves our contingent funding plan as well as our funds transfer pricing framework.
The Asset/Liability Management Committee oversees the implementation of the liquidity risk management policy through the establishment of strategies, processes and procedures to manage liquidity risk within our established risk appetite, including annually approving our funding plan and reviewing outcomes of liquidity stress testing, liquidity coverage ratio and net stable funding ratio and adjusting funding and liquidity strategies to align with our risk appetite.
To manage liquidity risk, we seek to maintain access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that we can continuously meet our business requirements and expected future financing obligations for at least a twelve-month period under a variety of adverse circumstances. These include, but are not limited to, an event where we are unable to raise new funds under our regular funding programs during a substantial weakening in economic conditions. We consider the trade-offs between maintaining too much liquidity, which can be costly and limit financial flexibility, and having inadequate liquidity, which may result in financial distress during a liquidity event. Liquidity risk is managed at an aggregate consolidated level as well as at certain subsidiaries in order to ensure that sufficient and accessible liquidity resources are maintained.
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
Market Risk Management Process
We define market risk as the risk to our current or projected financial condition, or the value of assets and liabilities, resulting from changes in market values like interest rates, asset prices, or foreign exchange rates. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits) and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar.
Our Finance Risk Committee, co-chaired by the Chief Financial Officer and Head of Financial Risk Management, approves our market risk management policy and oversees the management of market risk. Our Asset/Liability Management Committee oversees the implementation of the market risk management policy through the establishment of strategies, processes and procedures to manage market risk within established risk appetite.

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
To measure the sensitivity of net interest income to interest rate changes, we first project net interest income over the following twelve-month time horizon considering forecasted business growth and anticipated future market interest rates. The impact from rate changes is then measured by instantaneously increasing or decreasing the anticipated future interest rates by the amounts set forth in Table 22 below. Our estimated repricing risk assumes that our interest-rate sensitive assets and liabilities that reprice within the twelve-month horizon generally reprice by the same magnitude, subject to applicable interest rate caps or floors, as benchmark rates change. It is further assumed that, within our interest-rate sensitive liabilities, certain deposits reprice at lower magnitudes and at a more gradual pace than benchmark rate movements. The magnitude and timing of this repricing in turn could depend on, among other factors, the direction of rate changes. These assumptions are consistent with historical deposit repricing experience in the industry and within our own portfolio. In 2025, we refined these forecast assumptions for deposits repricing to better reflect our observed business trends in response to benchmark rate changes. The same net interest income sensitivity analysis as of December 31, 2025 and 2024, using the previous forecast assumptions, is shown in Table 23 below. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.
TABLE 22: SENSITIVITY ANALYSIS OF INTEREST RATE CHANGES ON ANNUAL NET INTEREST INCOME AS OF DECEMBER 31, 2025

(Millions)	Instantaneous Parallel Rate Shocks (a)
	+200bps	+100bps	-100bps	-200bps
	$5	$19	$(11)	$(23)
(a)Negative values represent a reduction in net interest income.
TABLE 23: SENSITIVITY ANALYSIS OF INTEREST RATE CHANGES ON ANNUAL NET INTEREST INCOME AS OF DECEMBER 31, 2025 AND 2024, USING PREVIOUS DEPOSITS REPRICING ASSUMPTIONS

(Millions)	Instantaneous Parallel Rate Shocks (a)
	+200bps	+100bps	-100bps	-200bps
2025	$(506)	$(238)	$248	$497
2024	$(560)	$(224)	$225	$457
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
These foreign exchange risks are managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pretax impacts from currency movements in the period in which they occur. As of December 31, 2025, foreign currency derivative instruments with total notional amounts of approximately $54 billion were outstanding.
With respect to Card Member spending and cross-currency transactions, including related foreign exchange forward contracts outstanding, the impact of a hypothetical 10 percent strengthening of the U.S. dollar would have been immaterial to projected earnings as of December 31, 2025. With respect to translation exposure of foreign subsidiary equity balances, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial reduction in other comprehensive income and equity as of December 31, 2025. With respect to anticipated earnings denominated in foreign currencies for the next twelve months, the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar, net of hedges, would be approximately $200 million as of December 31, 2025.
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

Macroeconomic Sensitivity
To demonstrate the sensitivity of estimated credit losses to the macroeconomic scenarios, we compared our modeled estimates under a baseline scenario to that under a pessimistic downside scenario. As of December 31, 2025, for every 10 percentage points change in weighting from the baseline scenario to the pessimistic downside scenario, the estimated credit losses increased by approximately $220 million.
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
Changes in the Membership Rewards URR and WAC per point have the effect of either increasing or decreasing the liability through the current period Membership Rewards expense by an amount estimated to cover the cost of all points previously earned but not yet redeemed by current enrollees as of the end of the reporting period. As of December 31, 2025, an increase in the estimated URR of current enrollees of 25 basis points would increase the Membership Rewards liability and corresponding rewards expense by approximately $229 million. Similarly, an increase in the WAC per point of 1 basis point would increase the Membership Rewards liability and corresponding rewards expense by approximately $244 million.
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
Locations in force (LIF) — Represents proprietary and partner acquired merchant locations where the merchant is enabled to accept American Express. LIF estimates incorporate data provided to us by certain third parties and include merchants that accept American Express through payment facilitators and merchants that accept American Express through digital wallets.
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
Net interest yield — Represents net interest income, computed on an annualized basis, as applicable, divided by average Card Member loans, Card Member loans HFS, Other loans and Card Member receivables. Reserves and net write-offs related to uncollectible interest are recorded through provision for credit losses and are thus not included in the net interest yield calculation.
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
Network partnership revenue — Represents revenues related to network partnership agreements, comprising royalties, fees and amounts earned for facilitating transactions on cards issued by network partners. Network partnership revenue also includes fees earned on alternative payment solutions facilitated by American Express.
Network volumes — Represents total transaction volumes (including cash advances) on payments products issued by American Express and under network partnership agreements with banks and other institutions, including joint ventures, as well as alternative payment solutions facilitated by American Express.
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
See “Consolidated Capital Resources and Liquidity — Capital Strategy” for definitions of our regulatory risk-based capital and leverage ratios.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance, credit reserve and expense levels and the effective tax rate remaining consistent with current expectations and our ability to continue executing our investment philosophy, including investing at high levels in areas that can drive sustainable growth (such as our brand, value propositions, coverage, marketing, technology, partnerships and talent), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: macroeconomic and geopolitical conditions, including a slowdown in U.S. or global economic growth, changes to consumer and business confidence, higher rates of unemployment, global trade relations and the effects of announced or future tariffs, international tensions, hostilities and instability, changes in interest rates, inflation, supply chain issues, market volatility, government shutdowns and fiscal and monetary policies; the impact of any future contingencies, including, but not limited to, legal costs and settlements, the imposition of fines or monetary penalties, increases in Card Member remediation, investment gains or losses, restructurings, impairments and changes in reserves; issues impacting brand perceptions and our reputation; changes in the competitive environment; impacts related to acquisitions, cobrand relationships and other partners, portfolio sales, joint ventures and other investments; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense and the sustainability of our future growth, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: spending volumes and the spending environment not being consistent with expectations, including spending by U.S. consumer and small & mid-sized business Card Members, such as due to uncertain business and economic conditions; an inability to address competitive pressures, attract and retain customers, invest in and enhance our Membership Model of premium products, differentiated services and partnerships, successfully refresh our card products (e.g., the U.S. Consumer and Business Platinum Card refreshes), grow spending and lending with customers across age cohorts (including Millennial and Gen-Z customers) and commercial segments and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global network; the effects of regulatory initiatives, including pricing regulation, such as potential credit card interest rate caps, and network regulation; merchant coverage growing less than expected or the reduction of merchant acceptance or the perception of coverage; increased surcharging, steering, suppression or other differential acceptance practices with respect to our products; merchant discount rates changing from our expectations; and changes in foreign currency exchange rates;
•net card fee revenues not performing consistently with expectations, which could be impacted by, among other things, the pace of Card Member acquisition activity and demand for our fee-based products; higher Card Member attrition rates; the success and timing of our refreshes of our card products (including U.S. Consumer and Business Platinum Card acquisition and retention levels following the refreshes); a decrease in the ability and desire of Card Members to pay card fees, such as due to a deterioration in macroeconomic conditions or as a result of changes in card fees; the competitive environment and the perception of the value provided by premium cards; regulatory initiatives impacting card fees; and our inability to deliver and enhance benefits and services, innovate with respect to our products and develop attractive premium value propositions for new and existing customers;
•net interest income, the effects of changes in interest rates and the growth of loans and Card Member receivables outstanding and revolving balances, being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; the effectiveness of our strategies to enhance Card Member value propositions, grow lending with premium customers and capture a greater share of Card Members’ spending and borrowings and attract new, and retain existing, customers; our ability to effectively introduce and enhance lending features on our products and manage underwriting risk; governmental actions to cap credit card interest rates; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; our ability to grow deposits, including from Card Members; continued volatility and other changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on Card Member loans differing from current expectations; and loss or impacts to cobrand relationships;

•future credit performance, the level of future delinquency, reserve and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on macroeconomic factors such as actual and projected unemployment rates and GDP; the ability and willingness of Card Members to pay amounts owed to us; changes in loans and receivables outstanding, such as from the implementation of our strategy to capture spending and borrowings, or from changes in consumer behavior that affect loan and receivable balances (e.g., paydown and revolve rates); changes in the levels of customer acquisitions and the credit profiles of new customers acquired; financial stress and volume of bankruptcies of Card Members and business partners; credit-related fraud levels; card portfolio sales; the magnitude of seasonal fluctuations in credit metrics; the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; the effects of the resumption of student loan repayments; collections capabilities and recoveries of previously written-off loans and receivables; and the impact of the usage of debt settlement companies;
•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement costs to revenues, which could be impacted by the investments and enhancements that we make with respect to our value propositions, including our reward programs and product benefits, such as in connection with card refreshes (e.g., recently introduced U.S. Consumer and Business Platinum Card benefits), to make them attractive to Card Members and prospective customers, potentially in a manner that is not cost-effective; changes in the level of Card Member spending and spending patterns (including the level of spend in bonus categories), the redemption of rewards and offers (including travel redemptions) and usage of travel-, lifestyle- and business-related benefits; the costs related to reward point redemptions; levels of Card Member acquisitions on premium card products; changes in our models or assumptions used to estimate these expenses; new and renegotiated contractual obligations with business partners, which may be affected by business partners with greater scale and leverage; our ability to identify and negotiate partner-funded value for Card Members; and the pace and cost of the expansion of our global lounge collection;
•the actual amount we spend on marketing in the future and the effectiveness and efficiency of our marketing spend, which will be based in part on continued changes in the macroeconomic and competitive environment and business performance, including the levels of demand for our products; our ability to realize marketing efficiencies, including as a result of investments in our product value propositions and the use of technology, such as the personalization of offers, and balance expense control and investments in the business; management’s investment optimization process and its ability to develop premium value propositions and drive customer demand; management’s identification and assessment of attractive investment opportunities and decisions regarding the timing of investments; and the receptivity of Card Members and prospective customers to advertising and customer acquisition initiatives;
•our ability to control operating expenses, including relative to revenue growth, and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; our ability to realize operational efficiencies, including through increased scale and automation and continued adoption of AI technologies; management’s ability to balance expense control and investments in the business and its decisions regarding spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; restructuring activity; fraud costs; inflation and supply chain issues; increased technology costs, including investments in technology innovations and system upgrades; expenses related to enterprise risk management and compliance and consulting, legal and other professional services fees, including as a result of our growth, litigation and internal and regulatory reviews; the impact of changes in foreign currency exchange rates on costs; regulatory assessments; the level of M&A activity and related expenses; information security or cybersecurity incidents; the payment of fines, penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the performance of Amex Ventures and other of our investments; and impairments of goodwill or other assets;
•our tax rate not remaining consistent with expectations, which could be impacted by, among other things, further changes in tax laws and regulation, the implementation by jurisdictions of the Organization for Economic Cooperation and Development’s global minimum tax guidelines (including safe harbors for U.S. multinational enterprises), our geographic mix of income, unfavorable tax audits, assessments and tax litigation outcomes, and the occurrence or nonoccurrence of other discrete tax items;
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

•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure and competitor settlements that may materially impact the prices charged to merchants that accept American Express cards; merchant acceptance, surcharging, steering and other differential acceptance practices; the desirability of competitor premium card products and competition for partnerships and premium experiences, services and benefits; competition for new and existing cobrand relationships; competition from new and non-traditional competitors, such as financial technology companies, and with respect to new products, services and technologies, such as the emergence or increase in popularity of agentic commerce, digital payment platforms and currencies and other alternative payment mechanisms; competitor acquisitions and transactions; and the success of marketing, promotion, rewards programs, offers and travel-, lifestyle- and business-related benefits (e.g., lounges, dining, entertainment and business tools);
•our ability to sustain our momentum and leadership in the premium consumer space, including with Millennial and Gen-Z consumers, and the success of the refresh of our U.S. Consumer Platinum Card®, which will be impacted in part by competition, levels of consumer demand for premium card products, brand perceptions (including perceptions related to merchant coverage) and reputation, and our ability to develop and market new benefits, services, experiences and other value propositions, as well as new digital capabilities, that appeal to Card Members and new customers, grow spending with new and younger age cohort Card Members, offer attractive services and rewards programs and build greater customer loyalty, which will depend in part on identifying and funding investment opportunities, addressing changing customer behaviors, new product innovation and development, Card Member acquisition efforts and enrollment processes, including through digital channels, continuing to realize benefits from strategic partnerships, successfully implementing our dining strategy and evolving our infrastructure to support new products, services and benefits;
•our ability to build on our leadership in commercial payments and the success of the refresh of our U.S. Business Platinum Card®, which will depend in part on competition, including from financial technology companies and as a result of competitor acquisitions and transactions; the willingness and ability of companies to use credit and charge cards for procurement and other business expenditures as well as use our other products and services for financing needs; the acceptance of, and economics related to, B2B payment platforms; our ability to offer attractive value propositions and new products to current and potential customers; our ability to enhance and expand our payment, lending, cash flow and expense management solutions, including the release of a suite of offerings for small & mid-sized business customers, increase customer engagement, and build out a multi-product digital ecosystem to integrate our broad product set, which is dependent on our continued investment in capabilities, features, functionalities, platforms and technologies and the successful integration of, and introduction of, and capabilities related to, our Center acquisition; and the success of our initiatives to support businesses, such as Small Business Saturday and other Shop Small campaigns;
•our ability to expand merchant coverage globally and our success, as well as the success of third-party merchant acquirers, processors and payment facilitators, in signing merchants to accept American Express, which will depend on, among other factors, the value propositions offered to merchants and merchant acquirers for card acceptance, the awareness and willingness of Card Members to use American Express cards at merchants, scaling marketing and expanding programs to increase card usage, identifying and growing acceptance in low- and new-to-plastic industries and businesses as they form, working with commercial buyers and suppliers to establish B2B acceptance, executing on our plans to increase coverage in priority international cities, destinations, countries and industry verticals, merchant point-of-sale practices, and continued network investments, including in capabilities that allow for greater digital integration and modernization of our authorization platform;
•our ability to successfully invest in, benefit from and expand the use of technological developments, digital payments, servicing, travel & dining solutions, generative AI and other technological capabilities, which will depend in part on our success in evolving our products and processes for the digital environment and agentic commerce; developing new features in our applications and platforms and enhancing our digital channels; effectively utilizing AI & ML and increasing automation, including to enhance our products, develop new capabilities and address servicing and other business and customer needs; supporting the use of our products as a means of payment through online, mobile, agentic and other digital channels; building partnerships and executing programs with other companies; and effectively utilizing data and data & analytics platforms, including successfully migrating to new platforms, all of which will be impacted by investment levels, customer and colleague receptiveness and ability to adopt new technologies, new product innovation and development and the platforms and infrastructure to support new products, services, benefits and partner integrations;
•our ability to grow internationally, which could be impacted by regulation and business practices, such as those capping interchange or other fees, mandating network access or data localization, imposing greater requirements on payment networks, favoring local competitors or prohibiting or limiting foreign ownership of certain businesses; perceptions of our brand in international jurisdictions; our inability to successfully replicate aspects of our business model internationally and tailor products and services to make them attractive to local customers; competitors with more scale, local experience and established relationships with relevant customers, regulators and industry participants; the success of us and our network partners in acquiring Card Members and/or merchants; and geopolitical and economic instability, hostilities and tensions (such as involving China and the U.S.), and impacts to cross-border trade and travel;

•our ability to successfully implement our dining strategy and grow our dining platform, which will depend in part on our ability to grow the number of diners, restaurants and other bookable venues using the platform and transactions on the platform; expand and innovate in the tools and capabilities offered through the platform, including integrating the Tock and Rooam acquisitions and benefiting from their added capabilities, users and/or bookable venues; successfully implement partnerships and compete with other dining platforms and means of booking venues; and effectively utilize our dining platform and dining partnerships to provide value to Card Members and merchants and sell our products and services;
•a failure in or breach of our operational or security systems, processes or infrastructure, or those of third parties, including as a result of cyberattacks or outages, which could compromise the confidentiality, integrity, privacy and/or security of data, disrupt our or our partners’ operations, reduce the use and acceptance of American Express cards or our digital platforms and lead to regulatory scrutiny, litigation, remediation and response costs and reputational harm;
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
•legal and regulatory developments, which could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or governance, or alter our relationships with Card Members, partners, merchants and other third parties, including affecting our network operations and practices governing merchant acceptance, as well as our ability to continue certain cobrand relationships in the EU; impact interest income, card fees and rewards programs; exert further pressure on merchant discount rates and our network business, as well as result in an increase in surcharging, steering or other differential acceptance practices; alter the competitive landscape; subject us to heightened regulatory scrutiny and result in increased costs related to regulatory oversight and compliance, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or monetary penalties; materially affect capital or liquidity requirements, results of operations or ability to pay dividends; or result in harm to the American Express brand;
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings, financial distress or consolidations, including of cobrand partners, merchants that represent a significant portion of our business, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as business, economic and geopolitical conditions, consumer and business confidence and spending generally, unemployment rates, market volatility, energy costs, government shutdowns and other political developments, further escalations or widening of international tensions, regional hostilities and military conflicts (such as in the Middle East and Ukraine), adverse developments affecting third parties, including other financial institutions, merchants, partners or vendors, as well as severe weather conditions and natural disasters (e.g., hurricanes and wildfires), power loss, disruptions in telecommunications, pandemics, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, credit metrics and reserves, loan and receivable balances, deposit levels and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013).
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2025, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of American Express Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Express Company and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Reserves for Credit Losses on Card Member Loans
As described in Note 3 to the consolidated financial statements, reserves for credit losses on Card Member loans represent management’s estimate of the expected credit losses in the Company’s outstanding portfolio of Card Member loans as of the balance sheet date. The reserves for credit losses on Card Member loans was $5.9 billion as of December 31, 2025. Management estimates lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period) beyond the balance sheet date. As disclosed by management, in estimating expected credit losses, management uses a combination of statistically-based models that entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of the Company’s reserves relate to the determination of the appropriate R&S Period, the modeling of the probability of and exposure at default, and the methodology to incorporate current and future economic conditions. Management uses these models and assumptions, combined with historical loss experience, to determine the reserve rates that are applied to the outstanding loan balances to produce its reserves for expected credit losses. Within the R&S Period, the Company’s models use past loss experience and current and future economic conditions to estimate the probability of default, exposure at default and expected recoveries to estimate net losses at default. Beyond the R&S Period, expected credit losses are estimated by immediately reverting to long-term average loss rates. Management also estimates the likelihood and magnitude of recovery of previously written off loans considering how long ago the loan was written off and future economic conditions. Additionally, management evaluates whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations within the models or factors not included within the models, such as external conditions, emerging portfolio trends, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due accounts, or management risk actions.
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
Membership Rewards Liability
As described in Note 9 to the consolidated financial statements, the Membership Rewards liability represents management’s estimate of the cost of Membership Rewards points earned that are expected to be redeemed in the future. The Membership Rewards liability was $16.5 billion as of December 31, 2025. The weighted average cost (WAC) per point and the Ultimate Redemption Rate (URR) are key assumptions used to estimate the liability. As disclosed by management, the URR assumption is used by management to estimate the number of points earned that will ultimately be redeemed in future periods. Management uses statistical and actuarial models to estimate the URR based on redemption trends, card product type, enrollment tenure, card spend levels and credit attributes. The WAC per point assumption is derived from 12 months of redemptions and is adjusted as appropriate for certain changes in redemption costs that are not representative of future cost expectations and expected developments in redemption patterns.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimate of the Membership Rewards liability, including the URR. These procedures also included, among others, (i) testing the completeness and accuracy of significant inputs to the statistical and actuarial models used to estimate the URR assumption, including redemption trends, card product type, enrollment tenure, and card spend levels, (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the URR assumption and comparing the independent estimate to management’s assumption to evaluate its reasonableness and (iii) comparing our independently calculated Membership Rewards liability to management’s estimate.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 6, 2026
We have served as the Company’s auditor since 2005.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Millions, except per share amounts)	2025	2024	2023
Revenues
Non-interest revenues
Discount revenue	$37,401	$35,192	$33,416
Net card fees	9,993	8,449	7,255
Service fees and other revenue	7,471	6,765	6,710
Total non-interest revenues	54,865	50,406	47,381
Interest income
Interest on loans	23,234	21,095	17,697
Interest and dividends on investment securities	63	86	128
Deposits with banks and other	2,301	2,614	2,158
Total interest income	25,598	23,795	19,983
Interest expense
Deposits	5,425	5,695	4,865
Long-term debt and other	2,809	2,557	1,984
Total interest expense	8,234	8,252	6,849
Net interest income	17,364	15,543	13,134
Total revenues net of interest expense	72,229	65,949	60,515
Provisions for credit losses
Card Member receivables	751	774	880
Card Member loans	4,067	4,109	3,839
Other	438	302	204
Total provisions for credit losses	5,256	5,185	4,923
Total revenues net of interest expense after provisions for credit losses	66,973	60,764	55,592
Expenses
Card Member rewards	18,409	16,599	15,367
Business development	6,457	5,886	5,657
Card Member services	6,057	4,782	3,968
Marketing	6,252	6,040	5,213
Salaries and employee benefits	9,016	8,198	8,067
Other, net	6,987	6,364	6,807
Total expenses	53,178	47,869	45,079
Pretax income	13,795	12,895	10,513
Income tax provision	2,962	2,766	2,139
Net income	$10,833	$10,129	$8,374
Earnings per Common Share — (Note 20)(a)
Basic	$15.41	$14.04	$11.23
Diluted	$15.38	$14.01	$11.21
Average common shares outstanding for earnings per common share:
Basic	695	712	735
Diluted	696	713	736
(a)Represents net income less (i) earnings allocated to participating share awards of $74 million, $76 million and $64 million for the years ended December 31, 2025, 2024 and 2023, respectively, and (ii) dividends on preferred shares of $58 million for each of the years ended December 31, 2025, 2024 and 2023.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Millions)	2025	2024	2023
Net income	$10,833	$10,129	$8,374
Other comprehensive income (loss):
Net unrealized debt securities gains (losses), net of tax	5	5	50
Foreign currency translation adjustments, net of hedges and tax	141	(353)	51
Net unrealized pension and other postretirement benefits, net of tax	(28)	25	37
Other comprehensive income (loss)	118	(323)	138
Comprehensive income	$10,951	$9,806	$8,512
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 31 (Millions, except share data)	2025	2024
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2025, nil; 2024, $6)	$3,559	$3,413
Interest-bearing deposits in other banks	43,491	37,006
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2025, $84; 2024, $82)	742	221
Total cash and cash equivalents (includes restricted cash: 2025, $169; 2024, $427)	47,792	40,640
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2025, $5,659; 2024, $3,927), less reserves for credit losses: 2025, $180; 2024, $171	61,851	59,240
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2025, $27,719; 2024, $28,278), less reserves for credit losses: 2025, $5,909; 2024, $5,679	145,923	133,995
Card Member loans held for sale	2,457	758
Other loans, less reserves for credit losses: 2025, $323; 2024, $194	10,605	9,038
Investment securities	1,043	1,240
Premises and equipment, less accumulated depreciation and amortization: 2025, $12,039; 2024, $10,739	6,118	5,371
Other assets, less reserves for credit losses: 2025, $86; 2024, $27	24,263	21,179
Total assets	$300,052	$271,461
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$152,488	$139,413
Accounts payable	14,700	13,884
Short-term borrowings	1,371	1,374
Long-term debt (includes debt issued by consolidated variable interest entities: 2025, $13,022; 2024, $13,880)	56,387	49,715
Other liabilities	41,632	36,811
Total liabilities	$266,578	$241,197
Contingencies, Commitments and Guarantees (Note 12)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of December 31, 2025 and 2024 (Note 15)	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 686 million shares as of December 31, 2025 and 702 million shares as of December 31, 2024	138	141
Additional paid-in capital	11,126	11,370
Retained earnings	25,487	22,148
Accumulated other comprehensive income (loss)	(3,277)	(3,395)
Total shareholders’ equity	33,474	30,264
Total liabilities and shareholders’ equity	$300,052	$271,461
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2025	2024	2023
Cash Flows from Operating Activities
Net income	$10,833	$10,129	$8,374
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	5,256	5,185	4,923
Depreciation and amortization	1,777	1,676	1,651
Stock-based compensation	551	504	450
Deferred taxes	(542)	(990)	(1,329)
Other items (a)	(237)	(564)	664
Originations of loans held for sale	(74)	—	(54)
Proceeds from sales of loans held for sale	—	—	59
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	(2,781)	1,007	(1,244)
Accounts payable & other liabilities	3,645	(2,897)	5,065
Net cash provided by operating activities	18,428	14,050	18,559
Cash Flows from Investing Activities
Sale of investments	47	42	2
Maturities and redemptions of investments	1,453	2,179	3,888
Purchase of investments	(1,760)	(1,593)	(1,572)
Net increase in loans and Card Member receivables, including Card Member loans held for sale (b)(c)	(19,573)	(23,259)	(25,124)
Purchase of premises and equipment, net of sales: 2025, $1; 2024, $6; 2023, $2	(2,425)	(1,911)	(1,563)
Acquisitions, net of cash acquired	(633)	(454)	(64)
Dispositions, net of cash disposed	—	594	—
Net cash used in investing activities	(22,891)	(24,402)	(24,433)
Cash Flows from Financing Activities
Net increase in customer deposits	13,045	10,305	18,915
Net (decrease) increase in short-term borrowings (c)	(27)	207	(105)
Proceeds from long-term debt	24,377	12,602	15,674
Payments of long-term debt	(18,157)	(10,759)	(10,703)
Issuance of American Express common shares	57	100	28
Repurchase of American Express common shares and other	(5,814)	(6,020)	(3,650)
Dividends paid	(2,271)	(1,999)	(1,780)
Net cash provided by financing activities	11,210	4,436	18,379
Effect of foreign currency exchange rates on cash and cash equivalents	405	(40)	177
Net increase (decrease) in cash and cash equivalents	7,152	(5,956)	12,682
Cash and cash equivalents at beginning of year	40,640	46,596	33,914
Cash and cash equivalents at end of year	$47,792	$40,640	$46,596
(a)Primarily includes gains/losses on foreign currency transactions, fair value hedges and tax credit and Amex Ventures investments and movements in equity method investments. For the period ended on December 31, 2024, also includes the gain recognized on the sale of Accertify (refer to Note 1 for additional information).
(b)Includes Card Member loans held for sale (HFS) which were previously held for investment within Card Member loans and were reclassified on the Consolidated Balance Sheets effective June 1, 2025 and December 1, 2024. Refer to Note 1 for additional information.
(c)Excludes an increase of $117 million related to non-cash activity during 2023.
Net income taxes paid during 2025, 2024 and 2023 were $3.2 billion, $3.6 billion and $3.3 billion, respectively, and interest paid primarily related to Debt and Customer deposits for the same periods were $8.0 billion, $8.2 billion and $6.4 billion, respectively.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2022	$24,711	$—	$149	$11,493	$(3,210)	$16,279
Net income	8,374	—	—	—	—	8,374
Other comprehensive income (loss)	138	—	—	—	138	—
Repurchase of common shares	(3,519)	—	(4)	(334)	—	(3,181)
Other changes	181	—	—	213	—	(32)
Cash dividends declared preferred Series D, $35,993.05 per share	(58)	—	—	—	—	(58)
Cash dividends declared common, $2.40 per share	(1,770)	—	—	—	—	(1,770)
Balances as of December 31, 2023	28,057	—	145	11,372	(3,072)	19,612
Net income	10,129	—	—	—	—	10,129
Other comprehensive income (loss)	(323)	—	—	—	(323)	—
Repurchase of common shares	(5,857)	—	(4)	(377)	—	(5,476)
Other changes	315	—	—	375	—	(60)
Cash dividends declared preferred Series D, $36,288.88 per share	(58)	—	—	—	—	(58)
Cash dividends declared common, $2.80 per share	(1,999)	—	—	—	—	(1,999)
Balances as of December 31, 2024	30,264	—	141	11,370	(3,395)	22,148
Net income	10,833	—	—	—	—	10,833
Other comprehensive income (loss)	118	—	—	—	118	—
Repurchase of common shares	(5,311)	—	(3)	(273)	—	(5,035)
Other changes	(86)	—	—	29	—	(115)
Cash dividends declared preferred Series D, $35,993.05 per share	(58)	—	—	—	—	(58)
Cash dividends declared common, $3.28 per share	(2,286)	—	—	—	—	(2,286)
Balances as of December 31, 2025	$33,474	$—	$138	$11,126	$(3,277)	$25,487
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
Refer to Note 23 for additional discussion of the products and services that comprise each segment. Corporate functions and certain other businesses and operations are included in Corporate & Other.
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
PRINCIPLES OF CONSOLIDATION
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany transactions are eliminated.
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
Service Fees and Other Revenue
Service fees and other revenue includes network partnership revenue, foreign currency-related revenue, loyalty coalition, merchant and other service fees, delinquency fees, travel commissions and fees and other fees and revenues.
Network partnership revenue primarily represents revenues related to network partnership agreements, comprising royalties, fees and amounts earned for facilitating transactions on cards issued by network partners. In our role as the operator of the American Express network, we settle with merchants and our third-party merchant acquirers on behalf of our network card issuing partners. The amount of fees charged for accepting American Express-branded cards is generally deducted from the payment to the merchant or third-party merchant acquirer and recorded as network partnership revenue at the time the Card Member transaction occurs. Our network card issuing partners receive an issuer rate that is individually negotiated between that issuer and us and is recorded as contra-revenue within network partnership revenue to the extent that there is revenue from the same customer, after which any additional issuer rate is recorded as expense in Business development. Network partnership revenue also includes fees earned on alternative payment solutions facilitated by us.
Foreign currency-related fees and delinquency fees are primarily recognized in the period when they are applied to a Card Member account. Loyalty coalition, merchant and other service fees and travel commissions and fees are generally recognized in the period when the service is performed. Other fees and revenues includes income (losses) from our investments in which we have significant influence and therefore account for under the equity method.
Refer to Note 17 for additional information on the components of Service fees and other revenue.

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
Effective June 1, 2025 and December 1, 2024, we reclassified $1.6 billion and $758 million, respectively, of Card Member loans related to two small business cobrand portfolios to Card Member loans held for sale on the Consolidated Balance Sheets and released $144 million and $49 million, respectively, of associated reserves for credit losses.
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
For the years ended December 31, 2025 and 2024, we performed assessments for each reporting unit in connection with our annual goodwill impairment evaluation and determined that it was more likely than not that the fair values of each of our reporting units exceeded their carrying values and accordingly no impairment was recognized.

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
Premises and Equipment
Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Costs incurred during construction are capitalized and are depreciated once an asset is placed in service. Premises and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 10 years for equipment, furniture and building improvements, and from 40 to 50 years for premises.
Certain costs associated with the acquisition or development of internal-use software are also capitalized and recorded in Premises and equipment. Once the specific software feature is ready for its intended use, these costs are amortized on a straight-line basis over the software’s estimated useful life, generally 5 years. We review these assets for impairment using the same impairment methodology used for Other intangible assets.
Leasehold improvements are capitalized and recorded in Premises and equipment and are depreciated using the straight-line method over the shorter of the remaining term of the leased facility, or the estimated useful life of the improvement, and range from 5 to 10 years. We recognize lease restoration obligations at the fair value of the restoration liabilities when incurred and amortize the restoration assets over the lease term.
Leases
We have operating leases worldwide for facilities, primarily office locations and airport lounges, and equipment, which, for those leases with terms greater than 12 months, are recorded as lease-related assets and liabilities. We do not separate lease and non-lease components. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs and lease incentives. Lease liabilities are recognized at the present value of the contractual fixed lease payments, discounted using our incremental borrowing rate as of the lease commencement date or upon modification of the lease. Lease assets and liabilities are recognized based on the lease term, which includes any extension or termination options that we are reasonably certain to exercise. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.
OTHER SIGNIFICANT ACCOUNTING POLICIES
The following table identifies our other significant accounting policies, along with the related Note:
TABLE 1.1: OTHER SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policy	Note Number	Note Title
Loans and Card Member Receivables	Note 2	Loans and Card Member Receivables
Reserves for Credit Losses	Note 3	Reserves for Credit Losses
Investment Securities	Note 4	Investment Securities
Asset Securitizations	Note 5	Asset Securitizations
Stock-Based Compensation	Note 10	Stock-Based Compensation
Legal Contingencies	Note 12	Contingencies, Commitments and Guarantees
Derivative Financial Instruments and Hedging Activities	Note 13	Derivatives and Hedging Activities
Fair Value Measurements	Note 14	Fair Values
Income Taxes	Note 19	Income Taxes
Earnings Per Common Share	Note 20	Earnings Per Common Share
CLASSIFICATION OF VARIOUS ITEMS
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
In December 2023, the Financial Accounting Standards Board issued updated accounting guidance on Disclosures for Income Taxes, effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The updated guidance requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state and foreign). We adopted the updated guidance prospectively for the annual reporting period beginning January 1, 2025, which did not result in a material impact to our Consolidated Financial Statements. Refer to Note 19 for related disclosures about income taxes.
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
Card Member and Other loans as of December 31, 2025 and 2024 consisted of:
TABLE 2.1: CARD MEMBER AND OTHER LOANS

(Millions)	2025	2024
Consumer (a)	$117,719	$107,646
Small Business	34,074	31,991
Corporate	39	37
Card Member loans	151,832	139,674
Less: Reserves for credit losses	5,909	5,679
Card Member loans, net	$145,923	$133,995
Other loans, net (b)	$10,605	$9,038
(a)Includes approximately $27.7 billion and $28.3 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of December 31, 2025 and 2024, respectively.
(b)Other loans are presented net of reserves for credit losses of $323 million and $194 million as of December 31, 2025 and 2024, respectively.

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
Card Member receivables as of December 31, 2025 and 2024 consisted of:
TABLE 2.2: CARD MEMBER RECEIVABLES

(Millions)	2025	2024
Consumer	$26,605	$25,431
Small Business	19,558	18,619
Corporate(a)	15,868	15,361
Card Member receivables	62,031	59,411
Less: Reserves for credit losses	180	171
Card Member receivables, net	$61,851	$59,240
(a)Includes $5.7 billion and $3.9 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of December 31, 2025 and 2024, respectively.

CARD MEMBER LOANS AND RECEIVABLES AGING
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following tables present the aging of Card Member loans and receivables as of December 31, 2025 and 2024:
TABLE 2.3: CARD MEMBER LOANS AND RECEIVABLES AGING

2025 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (a)	Non-Accruals(b)
Card Member Loans:
Consumer	$116,148	$473	$350	$748	$117,719	$434	$471
Small Business	33,528	173	121	252	34,074	130	177
Corporate (c)	(d)	(d)	(d)	—	39	—	—
Card Member Receivables:
Consumer	$26,404	$56	$42	$103	$26,605	$—	$—
Small Business	19,342	82	47	88	19,558	—	—
Corporate (c)	(d)	(d)	(d)	75	15,868	—	—

2024 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest(a)	Non-Accruals(b)
Card Member Loans:
Consumer	$106,155	$437	$329	$725	$107,646	$435	$464
Small Business	31,510	151	107	223	31,991	132	135
Corporate (c)	(d)	(d)	(d)	—	37	—	—
Card Member Receivables:
Consumer	$25,255	$58	$39	$79	$25,431	$—	$—
Small Business	18,400	77	54	88	18,619	—	—
Corporate (c)	(d)	(d)	(d)	65	15,361	—	—
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

OTHER LOANS AGING AND GROSS WRITE-OFFS BY ORIGINATION YEAR
Generally, a customer loan is considered past due if payment due is not received within 30 days after the payment due date. The following tables present the aging and gross write-offs for other loans by year of origination as of or for the years ended December 31:
TABLE 2.4: OTHER LOANS AGING AND GROSS WRITE-OFFS BY ORIGINATION YEAR

2025 (Millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans (a)	Total
Current	$5,532	$2,172	$494	$45	$6	$54	$2,564	$10,867
30-59 Days Past Due	6	7	2	—	—	1	8	25
60-89 Days Past Due	4	5	2	—	—	—	8	19
90+ Days Past Due (b)	3	5	2	—	—	1	6	17
Total (c)	$5,545	$2,188	$500	$46	$6	$56	$2,587	$10,928
Gross Write-Offs	$15	$77	$47	$13	$1	$—	$88	$242

2024 (Millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans (a)	Total
Current	$4,950	$1,578	$356	$10	$14	$57	$2,209	$9,174
30-59 Days Past Due	5	5	2	—	—	—	10	22
60-89 Days Past Due	5	4	2	—	—	—	7	18
90+ Days Past Due (b)	4	4	2	—	—	1	7	18
Total (c)	$4,964	$1,591	$362	$10	$14	$58	$2,233	$9,232
Gross Write-Offs	$13	$59	$42	$6	$—	$—	$87	$207
(a)Revolving loans consist primarily of lines of credit offered to small business customers.
(b)Over 90 days past due includes $7 million and $6 million as of December 31, 2025 and 2024, respectively, of loans on which interest is still accruing. Our policy is generally to accrue interest through the date of write-off (typically 120 days past due) except for lines of credit offered to small business customers, where interest ceases to accrue at 90 days past due. We establish reserves for interest that we believe will not be collected.
(c)This total includes non-accrual loans of $16 million and $19 million as of December 31, 2025 and 2024, respectively. Non-accruals for consumer installment loans primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest.

CREDIT QUALITY INDICATORS FOR LOANS AND CARD MEMBER RECEIVABLES
The following table presents the key credit quality indicators as of or for the years ended December 31, 2025 and 2024:
TABLE 2.5: CREDIT QUALITY INDICATORS FOR LOANS AND CARD MEMBER RECEIVABLES

	2025			2024
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Consumer	2.1%	2.6%	1.3%	2.2%	2.7%	1.4%
Small Business	2.5%	2.9%	1.6%	2.3%	2.6%	1.5%
Card Member Receivables:
Consumer	1.1%	1.2%	0.8%	1.2%	1.3%	0.7%
Small Business	1.8%	1.9%	1.1%	1.9%	2.0%	1.2%
Corporate	(b)	0.5%	(c)	(b)	0.6%	(c)
Other Loans	2.0%	2.0%	0.6%	2.2%	2.3%	0.6%
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
(c)For corporate receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a % of total was 0.5 percent and 0.4 percent as of December 31, 2025 and 2024, respectively.
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
Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the loan is characterized as non-accrual) and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of December 31, 2025, we had $75 million of unused credit available to customers with loans and receivables modified during the year ended December 31, 2025. In accordance with the modification agreement with the customer, loans and/or receivables may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.
The following tables provide information relating to loans and receivables modifications for borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024:
TABLE 2.6: LOANS AND RECEIVABLES MODIFICATIONS FOR BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	Year Ended December 31, 2025
2025 (Millions)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$1,868	1.6%	18.3%	(b)
Small Business	738	2.2%	17.8%	(b)
Corporate	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	203	0.8%	(c)	32
Small Business	340	1.7%	(c)	30
Corporate	16	0.1%	(c)	10
Other Loans	30	0.3%	—	17
Interest Rate Reduction and Term Extension
Other Loans	59	0.5%	3.4%	21
Total	$3,255

	Year Ended December 31, 2024
2024 (Millions)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card Member Loans
Consumer	$1,770	1.6%	18.3%	(b)
Small Business	646	2.0%	17.5%	(b)
Corporate	—	—	—	(b)
Term Extension
Card Member Receivables
Consumer	256	1.0%	(c)	30
Small Business	401	2.2%	(c)	30
Corporate	13	0.1%	(c)	9
Other Loans	30	0.3%	—	18
Interest Rate Reduction and Term Extension
Other Loans	56	0.6%	2.6%	20
Total	$3,172
(a)Represents the outstanding balances as of December 31, 2025 and 2024, respectively, of all modifications undertaken in the current and preceding year for loans and receivables that remain in modification programs as of, or that defaulted on or before, December 31, 2025 and 2024, respectively. The outstanding balances include principal, fees and accrued interest on loans and principal and fees on receivables. Modifications did not reduce the principal balance.
(b)For Card Member loans, we generally do not offer payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

The following tables provide information with respect to modified loans and receivables that defaulted in the periods presented and were modified in the twelve months prior to the payment default. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program.
TABLE 2.7: MODIFIED LOANS AND RECEIVABLES THAT DEFAULTED WITHIN TWELVE MONTHS OF MODIFICATION

	Year Ended December 31, 2025
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card Member Loans
Consumer	$74	(b)	$—	$74
Small Business	37	(b)	—	37
Corporate	—	(b)	—	—
Card Member Receivables
Consumer	(c)	$6	—	6
Small Business	(c)	13	—	13
Corporate	(c)	1	—	1
Other Loans	—	—	2	2
Total	$112	$20	$2	$133

	Year Ended December 31, 2024
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card Member Loans
Consumer	$88	(b)	$—	$88
Small Business	40	(b)	—	40
Corporate	—	(b)	—	—
Card Member Receivables
Consumer	(c)	$10	—	10
Small Business	(c)	17	—	17
Corporate	(c)	—	—	—
Other Loans	—	—	2	2
Total	$128	$27	$2	$157
(a)Represents the outstanding balances as of December 31, 2025 and 2024, respectively, of all modifications that defaulted in the periods presented and were modified in the twelve months prior to payment default. The outstanding balances include principal, fees and accrued interest on loans and principal and fees on receivables.
(b)For Card Member loans, we generally do not offer payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

The following tables provide information relating to the performance of loans and receivables that were modified during the years ended December 31, 2025 and 2024 and that remain in modification programs as of, or that defaulted on or before, December 31, 2025 and 2024, respectively:
TABLE 2.8: PERFORMANCE OF MODIFIED LOANS AND RECEIVABLES

	As of December 31, 2025
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,709	$116	$43
Small Business	656	60	22
Corporate	—	—	—
Card Member Receivables:
Consumer	186	12	5
Small Business	303	27	9
Corporate	11	3	2
Other Loans	83	5	2
Total	$2,950	$223	$82

	As of December 31, 2024
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card Member Loans
Consumer	$1,615	$110	$45
Small Business	568	56	22
Corporate	—	—	—
Card Member Receivables:
Consumer	234	16	6
Small Business	357	31	13
Corporate	10	2	1
Other Loans	79	5	2
Total	$2,863	$220	$89
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
For Other loans, we use vintage-based historical performance to estimate expected credit losses over the life of the loan, net of recovery estimates. We also assess the need to establish a reserve for expected credit losses as it relates to our card network business, taking into account our historical loss experience, and any collateral or other forms of credit enhancements from network participants. If our expected credit losses exceed our outstanding receivables from network participants, a portion of the reserve for credit losses is recorded within Other liabilities on our Consolidated Balance Sheets.
Loans and receivable balances are written off when we consider amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due for Card Member loans and receivables and 120 days past due for Other loans. Balances in bankruptcy or owed by deceased individuals are generally written off upon notification.

The following table reflects the range of macroeconomic scenario key variables available to us as of December 31, 2025 and 2024, respectively, which were used, in conjunction with other inputs, to calculate reserves for credit losses:
TABLE 3.1: KEY MACROECONOMIC VARIABLES

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Fourth quarter of 2025	4%	3% - 8%	0.5%	3% - 1%
First quarter of 2026	4% - 6%	3% - 8%	5% - (3)%	3% - 1%
Fourth quarter of 2026	4% - 8%	3% - 7%	3% - 0.5%	2%
Fourth quarter of 2027	4% - 8%	3% - 6%	2%	4% - 2%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
CHANGES IN CARD MEMBER LOANS RESERVE FOR CREDIT LOSSES
Card Member loans reserve for credit losses increased for the year ended December 31, 2025, primarily driven by an increase in loans outstanding and deterioration in the macroeconomic outlook used in our reserve models, partially offset by the release of a reserve upon the reclassification of a small business cobrand portfolio to Card Member loans HFS from held for investment.
Card Member loans reserve for credit losses increased for the year ended December 31, 2024, primarily driven by an increase in loans outstanding.
The following table presents changes in the Card Member loans reserve for credit losses for the years ended December 31:
TABLE 3.2: CHANGES IN CARD MEMBER LOANS RESERVE FOR CREDIT LOSSES

(Millions)	2025	2024	2023
Beginning Balance	$5,679	$5,118	$3,747
Provisions(a)	4,067	4,109	3,839
Net write-offs (b)
Principal	(3,176)	(2,894)	(2,043)
Interest and fees	(692)	(621)	(443)
Other(c)	31	(33)	18
Ending Balance	$5,909	$5,679	$5,118
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs. In addition, provisions for the years ended December 31, 2025 and 2024 include the reserve releases of $144 million and $49 million, respectively, upon the previously-mentioned reclassifications of small business cobrand portfolios to Card Member loans HFS. See Note 1 for additional information.
(b)Principal write-offs are presented less recoveries of $988 million, $730 million and $537 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(c)Primarily includes foreign currency translation adjustments of $32 million, $(33) million and $18 million for the years ended December 31, 2025, 2024 and 2023, respectively.

CHANGES IN CARD MEMBER RECEIVABLES RESERVE FOR CREDIT LOSSES
Card Member receivables reserve for credit losses increased for the year ended December 31, 2025, primarily driven by deterioration in the macroeconomic outlook used in our reserve models and an increase in receivables outstanding.
Card Member receivables reserve for credit losses remained relatively flat for the year ended December 31, 2024.
The following table presents changes in the Card Member receivables reserve for credit losses for the years ended December 31:
TABLE 3.3: CHANGES IN CARD MEMBER RECEIVABLES RESERVE FOR CREDIT LOSSES

(Millions)	2025	2024	2023
Beginning Balance	$171	$174	$229
Provisions (a)	751	774	880
Net write-offs (b)	(745)	(773)	(937)
Other (c)	3	(4)	2
Ending Balance	$180	$171	$174
(a)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $297 million, $304 million and $297 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(c)Primarily includes foreign currency translation adjustments of $3 million, $(4) million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
CHANGES IN OTHER LOANS RESERVE FOR CREDIT LOSSES
Other loans reserve for credit losses increased for both the years ended December 31, 2025 and 2024, primarily driven by increases in other loans outstanding.
The following table presents changes in the Other loans reserve for credit losses for the years ended December 31:
TABLE 3.4: CHANGES IN OTHER LOANS RESERVE FOR CREDIT LOSSES

(Millions)	2025	2024	2023
Beginning Balance	$194	$126	$59
Provisions (a)	335	256	174
Net write-offs (b)
Principal	(198)	(180)	(104)
Interest and Fees	(9)	(7)	(3)
Other	1	(1)	—
Ending Balance	$323	$194	$126
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $34 million, $20 million and $14 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 4
INVESTMENT SECURITIES
Investment securities principally include available-for-sale (AFS) debt securities carried at fair value on the Consolidated Balance Sheets. The methodology for estimating credit losses for AFS debt securities requires us to estimate lifetime credit losses for all AFS debt securities in an unrealized loss position. When estimating a security’s probability of default and the recovery rate, we assess the security’s credit indicators, including credit ratings. If our assessment indicates that an estimated credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record a reserve for the estimated credit loss through the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our AFS debt securities totaling $3 million as of both December 31, 2025 and 2024, presented as Other assets on the Consolidated Balance Sheets.
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
Refer to Note 14 for a description of our methodology for determining the fair value of investment securities.
The following is a summary of investment securities as of December 31, 2025 and 2024:
TABLE 4.1: INVESTMENT SECURITIES

	2025				2024
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$54	$1	$(7)	$48	$57	$1	$(9)	$49
U.S. Government agency obligations	3	—	—	3	4	—	—	4
U.S. Government treasury obligations	138	1	—	138	289	—	(2)	287
Mortgage-backed securities (a)	10	—	—	9	11	—	(1)	10
Foreign government bonds and obligations	717	—	—	717	765	—	—	765
Other (b)	81	—	—	81	77	—	—	77
Equity securities (c)	54	—	(8)	46	53	4	(9)	48
Total	$1,056	$2	$(16)	$1,043	$1,256	$5	$(21)	$1,240
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock and mutual funds.

The following table provides information about our AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024:
TABLE 4.2: AFS DEBT SECURITIES WITH GROSS UNREALIZED LOSSES BY DURATION

	2025				2024
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$26	$(7)	$—	$—	$22	$(9)
U.S. Government treasury obligations	—	—	—	—	—	—	123	(2)
Mortgage-backed securities	—	—	—	—	—	—	7	(1)
Total	$—	$—	$26	$(7)	$—	$—	$152	$(12)
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
Weighted average yields and contractual maturities for AFS debt securities with stated maturities as of December 31, 2025 were as follows:
TABLE 4.3: WEIGHTED AVERAGE YIELDS AND CONTRACTUAL MATURITIES OF AFS DEBT SECURITIES

(Millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Total
State and municipal obligations (a)	$—	$21	$1	$26	$48
U.S. Government agency obligations (a)	—	—	—	3	3
U.S. Government treasury obligations	80	59	—	—	138
Mortgage-backed securities (a)(b)	—	—	—	9	9
Foreign government bonds and obligations	714	3	—	—	717
Other (c)	32	44	5	—	81
Total Estimated Fair Value	$826	$127	$7	$37	$997

Total Cost	$825	$126	$7	$45	$1,002
Weighted average yield (d)	5.31%	4.17%	3.48%	2.69%	5.04%
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
(d)Weighted average yields for investment securities have been calculated using the effective yield on the date of purchase. Yields on tax-exempt investment securities have been computed on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent.

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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. Refer to Note 1 for further details on the principles of consolidation. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests in the Lending Trust was $14.9 billion and $14.6 billion as of December 31, 2025 and 2024, respectively, and in the Charge Trust was $5.7 billion and $3.9 billion as of December 31, 2025 and 2024, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
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
Restricted cash and cash equivalents held by the Lending Trust was $84 million and $88 million as of December 31, 2025 and 2024, respectively, and by the Charge Trust was nil as of both December 31, 2025 and 2024. These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the years ended December 31, 2025 and 2024, no such triggering events occurred.

NOTE 6
OTHER ASSETS
The following is a summary of Other assets as of December 31, 2025 and 2024:
TABLE 6.1: OTHER ASSETS

(Millions)	2025	2024
Goodwill	$4,872	$4,187
Right-of-use lease assets	998	804
Other intangible assets, at amortized cost	90	123
Other (a)	18,302	16,065
Total	$24,263	$21,179
(a)Primarily includes net deferred tax assets, other receivables net of reserves, investments in non-consolidated entities, prepaid assets and tax credit investments.
GOODWILL
The changes in the carrying amount of goodwill reported in our reportable operating segments were as follows:
TABLE 6.2: GOODWILL ROLLFORWARD

(Millions)	USCS	CS	ICS	GMNS	Total
Balance as of December 31, 2023	$379	$2,151	$743	$578	$3,851
Acquisitions (a)	394	—	—	—	394
Dispositions	—	—	—	(27)	(27)
Other (c)	(1)	(3)	(27)	—	(31)
Balance as of December 31, 2024	$772	$2,148	$716	$551	$4,187
Acquisitions (b)	—	590	—	—	590
Dispositions	—	—	—	—	—
Other (c)	27	6	59	3	95
Balance as of December 31, 2025	$799	$2,744	$775	$554	$4,872
(a)Includes the acquisition of a reservation, table and event management technology provider.
(b)Includes the acquisition of an expense management software company.
(c)Primarily includes foreign currency translation.
Accumulated impairment losses were $221 million as of both December 31, 2025 and 2024.
OTHER INTANGIBLE ASSETS
The gross carrying amount for Other intangible assets as of December 31, 2025 and 2024 was $662 million and $642 million, respectively, with accumulated amortization of $572 million and $519 million, respectively.
Amortization expense was $36 million, $46 million and $49 million for the years ended December 31, 2025, 2024 and 2023, respectively. For Other intangible assets on the Consolidated Balance Sheets as of December 31, 2025, amortization expense is expected to be $25 million in 2026, $23 million in 2027, $19 million in 2028, $16 million in 2029, $4 million in 2030 and $3 million thereafter.

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
As of December 31, 2025 and 2024, we had $1,782 million and $1,568 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, comprised of Low-Income Housing Tax Credit (LIHTC) investments and other qualifying investments. We account for such tax credit investments using the Proportional Amortization Method.
As of December 31, 2025 and 2024, $1,266 million and $1,168 million of our tax credit investments, respectively, related to investments in unconsolidated VIEs for which we do not have a controlling financial interest. These amounts also represented our maximum exposure to loss for these entities.
As of December 31, 2025, we committed to provide funding related to certain of our tax credit investments, which is expected to be paid between 2026 and 2041, resulting in $755 million in future equity contributions reported in Other liabilities, of which $445 million specifically related to unconsolidated VIEs.
The following table presents tax credit investment expenses and associated income tax credits and other income tax benefits for the years ended December 31:
TABLE 6.3: TAX CREDIT INVESTMENT EXPENSES, INCOME TAX CREDITS AND OTHER BENEFITS

(Millions)	2025	2024	2023
Proportional amortization recognized in tax provision	$(233)	$(193)	$(185)
Income tax credits and Other income tax benefits (a) recognized in tax provision	$276	$221	$204
(a)Other income tax benefits are a result of tax deductible expenses generated by our tax credit investments.
Income tax credits and other income tax benefits associated with our tax credit investments are also recognized in the Consolidated Statements of Cash Flows in the Operating activities section primarily under Accounts payable and other liabilities.

NOTE 7
CUSTOMER DEPOSITS
As of December 31, 2025 and 2024, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:
TABLE 7.1: INTEREST-BEARING AND NON-INTEREST-BEARING CUSTOMER DEPOSITS

(Millions)	2025	2024
U.S.:
Interest-bearing	$151,425	$138,433
Non-interest-bearing (includes Card Member credit balances of: 2025, $556; 2024, $513)	606	566
Non-U.S.:
Interest-bearing	18	17
Non-interest-bearing (includes Card Member credit balances of: 2025, $436; 2024, $395)	439	397
Total customer deposits	$152,488	$139,413
Customer deposits by deposit type as of December 31, 2025 and 2024 were as follows:
TABLE 7.2: CUSTOMER DEPOSITS BY TYPE

(Millions)	2025	2024
U.S. interest-bearing deposits:
Savings accounts	$116,867	$108,364
Checking accounts	2,965	2,045
Certificates of deposit:
Direct	5,979	4,303
Third-party (brokered)	9,919	8,109
Sweep accounts ― Third-party (brokered)	15,696	15,612
Total U.S. interest-bearing deposits	$151,425	$138,433
Other deposits	71	72
Card Member credit balances	992	908
Total customer deposits	$152,488	$139,413
The scheduled maturities of certificates of deposit as of December 31, 2025 were as follows:
TABLE 7.3: SCHEDULED MATURITIES OF CERTIFICATES OF DEPOSIT

(Millions)	2026	2027	2028	2029	2030	After 5 years	Total
Certificates of deposit (a)	$5,543	$5,094	$2,724	$672	$1,877	$—	$15,909
(a)Includes $12 million of non-U.S. direct certificates of deposit as of December 31, 2025.
As of December 31, 2025 and 2024, certificates of deposit in denominations that met or exceeded the insured limit were $2.0 billion and $1.4 billion, respectively.

NOTE 8
DEBT
SHORT-TERM BORROWINGS
Our short-term borrowings outstanding, defined as borrowings with original contractual maturity dates of one year or less than one year as of December 31, 2025 and 2024 were as follows:
TABLE 8.1: SHORT-TERM BORROWINGS

	2025		2024
(Millions, except percentages)	Outstanding Balance	Year-End Stated Interest Rate on Debt (a)	Outstanding Balance	Year-End Stated Interest Rate on Debt (a)
Short-term borrowings (b)	$1,371	4.41%	$1,374	2.47%
Total	$1,371	4.41%	$1,374	2.47%
(a)For floating-rate issuances, the stated interest rates are weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2025 and 2024.
(b)Includes borrowings from banks and book overdrafts with banks, which represents negative cash balances for accounts with an associated overdraft facility, due to timing differences arising in the ordinary course of business.

As of December 31, 2025, we maintained a committed, revolving, secured borrowing facility, with a maturity date of September 15, 2028, which gives us the right to sell up to $2.0 billion face amount of eligible certificates issued from the Lending Trust. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. The facility was undrawn as of both December 31, 2025 and 2024. Additionally, certain of our subsidiaries maintained total committed lines of credit of $123 million and $191 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, $12 million and $16 million were drawn on these committed lines of credit, respectively.
We paid $13.1 million and $11.9 million in fees to maintain the secured borrowing facility in 2025 and 2024, respectively. The committed facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on our credit rating.

LONG-TERM DEBT
Our long-term debt outstanding, defined as debt with original contractual maturity dates of greater than one year as of December 31, 2025 and 2024 was as follows:
TABLE 8.2: LONG-TERM DEBT

	2025				2024
(Millions, except percentages)	Original Contractual Maturity Dates	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)
American Express Company (Parent Company only)
Fixed Rate Senior Notes	2026 - 2042	$9,865	3.79%	3.94%	$14,582	3.66%	3.80%
Floating Rate Senior Notes	2026- 2031	3,650	4.80	—	3,000	5.49	—
Fixed-to-Floating Rate Senior Notes	2027 - 2036	27,445	5.07	4.98	15,973	5.35	5.57
Fixed-to-Floating Rate Subordinated Notes	2033 - 2035	1,771	5.44	5.36	1,742	5.44	5.80
American Express Credit Corporation
Fixed Rate Senior Notes	2027	336	3.30	—	333	3.30	—
Lending Trust
Fixed Rate Senior Notes	2026 - 2030	13,181	4.72	4.63	13,934	4.23	4.32
Other
Floating Rate Borrowings	2026 - 2029	275	1.18	—%	247	0.76	—%
Unamortized Underwriting Fees		(135)			(96)
Total Long-Term Debt		$56,387	4.72%		$49,715	4.51%
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Refer to Note 13 for more details on our treatment of fair value hedges.
(b)For floating-rate issuances, the stated interest rate on debt is weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2025 and 2024.
(c)Interest rates with swaps are only presented when swaps are in place to hedge the underlying debt. The interest rates with swaps are weighted based on the outstanding principal balances and the interest rates on the floating leg of the swaps in effect as of December 31, 2025 and 2024.

Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2025 were as follows:
TABLE 8.3: ANNUAL MATURITIES ON LONG-TERM DEBT

(Millions)	2026	2027	2028	2029	2030	Thereafter	Total
American Express Company (Parent Company only)	$3,950	$8,011	$3,700	$6,750	$1,400	$19,151	$42,961
American Express Credit Corporation	—	339	—	—	—	—	339
Lending Trust	2,100	3,600	4,350	1,000	2,000	—	13,050
Other	64	128	70	13	—	—	275
	$6,114	$12,078	$8,120	$7,763	$3,400	$19,151	$56,626
Unamortized Underwriting Fees							(135)
Unamortized Discount and Premium							(470)
Impacts due to Fair Value Hedge Accounting							366
Total Long-Term Debt							$56,387
We maintained a committed syndicated bank credit facility of $6.0 billion as of December 31, 2025 and $4.0 billion as of December 31, 2024, all of which was undrawn as of the respective dates. The facility has a maturity date of September 24, 2028, and the availability of the facility is subject to compliance with certain covenants, principally our maintenance of a minimum Common Equity Tier 1 (CET1) risk-based capital ratio of 4.5 percent, with certain restrictions in relation to either accessing the facility or distributing capital to common shareholders in the event our CET1 risk-based capital ratio falls between 4.5 percent and 6.5 percent. As of December 31, 2025 and 2024, we were in compliance with the covenants contained in the credit facility.
Additionally, we maintained a committed, revolving, secured borrowing facility that gives us the right to sell up to $3.0 billion face amount of eligible notes issued from the Charge Trust at any time through July 17, 2028. The facility was undrawn as of both December 31, 2025 and 2024.
We paid $21.8 million and $14.2 million in fees to maintain these lines in 2025 and 2024, respectively. These committed facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on our credit rating.
We paid total interest, primarily related to short- and long-term debt, corresponding interest rate swaps and customer deposits, of $8.0 billion, $8.2 billion and $6.4 billion in 2025, 2024 and 2023, respectively.

NOTE 9
OTHER LIABILITIES
The following is a summary of Other liabilities as of December 31, 2025 and 2024:
TABLE 9.1: OTHER LIABILITIES

(Millions)	2025	2024
Membership Rewards liability	$16,520	$14,752
Deferred card and other fees, net	4,655	4,042
Book overdraft balances (a)	4,054	3,461
Employee-related liabilities (b)	3,091	2,676
Card Member rebate and reward accruals (c)	2,247	2,121
Income tax liability	1,401	1,386
Other (d)	9,664	8,373
Total	$41,632	$36,811
(a)Includes negative cash balances for accounts without an associated overdraft facility, due to timing differences arising in the ordinary course of business.
(b)Includes employee benefit plan obligations and incentive compensation.
(c)Includes liabilities related to rewards earned on cobrand and cash back card products.
(d)Primarily includes prepaid products and Travelers Cheques, lease liabilities, accruals for general operating expenses, derivative liabilities, unfunded commitments for tax credit investments, dividends payable, payments to cobrand partners and client incentives.
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
DEFERRED CARD AND OTHER FEES, NET
The carrying amount of deferred card and other fees, net of deferred direct acquisition costs and reserves for membership cancellations as of December 31, 2025 and 2024 was as follows:
TABLE 9.2: DEFERRED CARD AND OTHER FEES, NET

(Millions)	2025	2024
Deferred card and other fees (a)	$5,099	$4,475
Deferred direct acquisition costs	(170)	(180)
Reserves for membership cancellations	(274)	(253)
Deferred card and other fees, net	$4,655	$4,042
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
There were a total of 18 million, 20 million and 7 million common shares unissued and available for grant as of December 31, 2025, 2024 and 2023, respectively, as authorized by our Board of Directors and shareholders. We generally issue new common shares upon exercise of options, vesting of restricted stock units and granting of restricted stock awards.
Stock-based compensation expense recognized in Salaries and employee benefits in the Consolidated Statements of Income was $550 million, $508 million and $450 million in 2025, 2024 and 2023, respectively, with corresponding income tax benefits of $171 million, $124 million and $110 million in those respective periods.
Our stock options and RSUs outstanding as of December 31, 2025, and changes during the year, are as follows:
TABLE 10.1: STOCK OPTIONS AND RSUs OUTSTANDING

	Stock Options		Service-Based RSUs		Service and Performance-Based RSUs
(Numbers in thousands)	Number	Weighted-Average Exercise Price	Number	Weighted- Average Grant- Date Fair Value	Number	Weighted- Average Grant- Date Fair Value
Outstanding as of December 31, 2024	2,718	$139.54	1,807	$183.41	3,026	$170.97
Granted	176	315.25	662	315.35	1,468	275.92
Options exercised/RSUs vested	(570)	98.68	(943)	173.90	(1,111)	163.38
Forfeited	(22)	148.45	(52)	244.26	(70)	213.00
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2025	2,301	163.02	1,475	$246.57	3,314	$219.15
Options vested and expected to vest as of December 31, 2025	2,301	163.02
Options exercisable as of December 31, 2025	1,415	$137.16
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
The fair value of options without market conditions is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used for options granted in 2025, 2024 and 2023:
TABLE 10.2: WEIGHTED-AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED

	2025	2024	2023
Dividend yield	0.9%	1.5%	1.4%
Expected volatility(a)	32%	31%	32%
Risk-free interest rate	4.4%	3.9%	3.5%
Expected life of stock option (in years)(b)	6.9	6.9	7.1
Weighted-average fair value per option	$119.68	$68.79	$60.03
(a)The expected volatility is based on historical and implied volatilities of our common stock price.
(b)The expected life of stock options was determined using historical option exercise behavior.

Certain executives were awarded a grant of stock options on October 31, 2022 with a contractual term of seven years and vesting in tranches on the third and fourth anniversaries of the grant date, subject to achieving performance and market conditions and continued employment through the applicable anniversary. The third-anniversary tranche vested on October 31, 2025. The fair value was estimated at the grant date using a Monte Carlo valuation model assuming a dividend yield of 1.4 percent, expected volatility (based on historical and implied volatilities of our common stock price) of 34 percent, risk-free rate of 3.9 percent and an expected life of seven years, resulting in a fair value of $50.10.
The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of our stock price exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2025, were as follows:
TABLE 10.3: WEIGHTED-AVERAGE CONTRACTUAL LIFE AND AGGREGATE INTRINSIC VALUE OF OPTIONS

	Outstanding	Exercisable	Vested and Expected to Vest
Weighted-average remaining contractual life (in years)	5.2	4.0	5.2
Aggregate intrinsic value (millions)	$476	$329	$476
As of December 31, 2025, there was $7 million of total unrecognized compensation cost related to unvested options, which will be recognized over the weighted-average remaining vesting period of 1.3 years.
For stock options that were exercised during 2025, 2024 and 2023, the intrinsic value, based upon the fair value of our stock price at the date the options were exercised, was $129 million, $179 million and $26 million, respectively; cash received by the Company from the exercise of stock options was $56 million, $100 million and $28 million during those respective periods. The income tax benefit recognized in the Consolidated Statements of Income related to stock option exercises was $18 million, $25 million and $4 million in 2025, 2024 and 2023, respectively.
RESTRICTED STOCK UNITS/AWARDS
We grant RSUs that contain either a) service conditions or b) both service and performance conditions. RSUs containing only service conditions generally vest ratably over three years beginning with the first anniversary of the grant date. RSUs containing both service and performance conditions generally vest on the third anniversary of the grant date, and the number of shares earned generally ranges from zero to 120 percent of target depending on the achievement of predetermined Company metrics. RSU holders receive dividend equivalents or dividends.
Performance-based RSUs include a relative total shareholder return (r-TSR) modifier so that our actual shareholder return relative to a comparable peer group is one of the performance conditions that determines the number of shares ultimately issued upon vesting.
The fair value of RSUs that do not include the r-TSR modifier, including those that contain only service conditions, is measured using our stock price on the grant date. The fair value of service and performance-based RSUs that include the r-TSR modifier is determined using a Monte Carlo valuation model using assumptions based on the historical volatility of our common stock price, the historical correlations of our common stock price with that of each of the companies in the performance peer group and the risk-free interest rate, each for a period equal to the estimated remaining performance period. The weighted averages of the following assumptions used in 2025, 2024 and 2023 were:
TABLE 10.4: RSU VALUATION MODEL WEIGHTED-AVERAGE ASSUMPTIONS

	2025	2024	2023
Expected volatility	29%	30%	45%
Risk-free interest rate	4.2%	4.0%	3.7%
Remaining performance period (in years)	2.9	2.9	2.9
As of December 31, 2025, there was $417 million of total unrecognized compensation cost related to non-vested RSUs, which will be recognized over the weighted-average remaining vesting period of 1.9 years.
The weighted-average grant-date fair value per RSU granted in 2025, 2024 and 2023 was $288.18, $188.37 and $163.88, respectively.
For RSUs vested during 2025, 2024 and 2023, the total fair value, based upon our stock price at the date the RSUs vested, was $652 million, $437 million and $389 million, respectively.
LIABILITY-BASED AWARDS
Other incentive awards can be settled with cash or equity shares at our discretion and final approval from the Compensation and Benefits Committee. These awards are generally settled with cash and thus are classified as liabilities; therefore, the fair value is determined at the grant date and remeasured quarterly as part of compensation expense over the vesting period. Cash paid upon vesting of these awards in 2025, 2024 and 2023 was $70 million, $60 million and $55 million, respectively.

NOTE 11
RETIREMENT PLANS
DEFINED CONTRIBUTION RETIREMENT PLANS
We sponsor defined contribution retirement plans, the principal plan being the Retirement Savings Plan (RSP), a 401(k) savings plan with a profit-sharing component. The RSP is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most colleagues in the United States. The total expense for all defined contribution retirement plans globally was $398 million, $365 million and $380 million in 2025, 2024 and 2023, respectively.
DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Our primary defined benefit pension plans that cover certain colleagues in the United States and United Kingdom are closed to new entrants and existing participants do not accrue any additional benefits. Some colleagues outside the United States and United Kingdom are covered by local retirement plans, some of which are funded, while other colleagues receive payments at the time of retirement or termination under applicable labor laws or agreements. We comply with minimum funding requirements in all countries. We also sponsor unfunded other postretirement benefit plans that provide health care and life insurance to certain retired colleagues in the United States. For these plans, the total net cost recognized in Salaries and employee benefits was $28 million in 2025 and the total net benefit recognized was $18 million and $12 million in 2024 and 2023, respectively.
We recognize the funded status of our defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the unfunded status related to the defined benefit pension plans and other postretirement benefit plans was $217 million and $88 million, respectively, and is recorded in Other liabilities.

NOTE 12
CONTINGENCIES, COMMITMENTS AND GUARANTEES
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
On January 29, 2019, we were named in a putative class action brought in the United States District Court for the Eastern District of New York, captioned David Moskowitz, et al. (formerly Oliver) v. American Express Company and American Express Travel Related Services Company Inc., in which the plaintiffs are holders of MasterCard, Visa and/or Discover credit and/or debit cards (but not American Express cards) and allege they paid higher prices as a result of the anti-steering and non-discrimination provisions in our merchant agreements in violation of federal antitrust law and the antitrust and consumer laws of various states. Plaintiffs seek unspecified damages and other forms of relief. The court dismissed plaintiffs’ federal antitrust claim, numerous state antitrust and consumer protection claims and their unjust enrichment claim. For the remaining state antitrust or consumer protection claims, the court certified classes for (i) holders of Visa and MasterCard debit cards in eight states and Washington, D.C.; and (ii) holders of Visa, MasterCard and Discover credit cards that do not offer rewards or charge an annual fee in two states and Washington, D.C. After trial in August 2025, the jury returned a verdict finding in favor of us on all claims except an Illinois consumer law claim for the class of non-rewards credit card holders in Illinois for which the jury awarded $12.5 million in damages. We have reached an agreement with the class representatives to settle all claims in this action, which is subject to court approval.
On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. On May 4, 2017, the California court transferred the case to the United States District Court for the Eastern District of New York. On August 28, 2020, the court granted plaintiffs’ motion for class certification. On August 14, 2024, the court granted our motion to compel arbitration as to class members who are subject to our merchant agreements, but did not stay the claims pending arbitration. On November 15, 2024, we appealed to the Court of Appeals for the Second Circuit requesting a stay of all claims against us that are subject to arbitration. On March 31, 2025, we reached an agreement with the class representatives to settle this action, which is subject to court approval.

On October 16, 2025, KServicing Wind Down Corp., the post-bankruptcy wind-down estate of Kabbage, Inc. (Kabbage), filed an action against American Express Kabbage Inc. and American Express Travel Related Services Company, Inc., captioned KServicing Wind Down Corp, et al. v. American Express Kabbage Inc. (f/k/a Alpha Kabbage, Inc.) and American Express Travel Related Services Company, Inc., in the United States Bankruptcy Court for the District of Delaware, seeking to recover up to approximately $746 million. The complaint alleges that our acquisition of Kabbage’s lending platform and other specified assets and liabilities included a fraudulent transfer that left Kabbage insolvent due to Kabbage’s liabilities, including those owed to the Department of Justice and Small Business Administration arising from Kabbage’s participation in the Paycheck Protection Program. The complaint seeks to avoid the alleged fraudulent transfer and recover the value of that transfer from us. A separate complaint seeking to recover some or all of the same amount was also filed on October 16, 2025 against certain of Kabbage’s former directors, officers and shareholders, who have taken the position that we must indemnify them for any resulting liability (which we dispute).
In 2006, Mawarid Investments Limited filed a request for confidential arbitration under the 1998 London Court of International Arbitration Rules in connection with certain claims arising under a shareholders agreement between Mawarid and American Express Travel Related Services Company, Inc. relating to a joint venture between the parties, Amex (Middle East) BSC(c) (AEME). In 2008, the tribunal rendered a partial award, including a direction that an audit should take place to verify whether acquirer discount revenue related to transactions occurring with airlines located in the Middle East region had been properly allocated to AEME since its inception in 1992. In September 2021, the tribunal rendered a further partial award regarding the location of transactions through non-physical channels. In May 2022, the tribunal further clarified the 2021 partial award and the discount rate that should apply to transactions through non-physical channels. In December 2024, the tribunal rendered a further partial award providing further clarifications on the allocation of revenue and in January 2026, the tribunal rendered the final award in this matter.
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

COMMITMENTS
Total lease expense is recorded in Other, net expenses in the Consolidated Statements of Income and includes rent expenses, adjustments for rent concessions, rent escalations and leasehold improvement allowances and is recognized on a straight-line basis over the lease term. Total lease expense was $179 million, $189 million and $164 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Lease liabilities are recognized at the present value of the contractual fixed lease payments, discounted using our incremental borrowing rate as of the lease commencement date or upon modification of the lease. Lease liabilities outstanding were $1,136 million and $933 million as of December 31, 2025 and 2024, respectively. The weighted average remaining lease term was 14 years and 17 years as of December 31, 2025 and 2024, respectively. The weighted average rate used to discount lease commitments was 4 percent as of both December 31, 2025 and 2024.
The following represents the maturities of our outstanding lease commitments, including extension or termination options used in the determination of the lease term which we are reasonably certain to exercise as of December 31, 2025:
TABLE 12.1: MATURITIES OF OUTSTANDING LEASE COMMITMENTS

(Millions)
2026	$175
2027	172
2028	158
2029	129
2030	101
Thereafter	942
Total Outstanding Fixed Lease Payments (a)	$1,677
Less: Amount representing interest	$(541)
Lease Liabilities	$1,136
(a)Excludes $355 million related to leases that were not yet commenced but were commitments as of December 31, 2025.
Certain of our leases involve joint and several arrangements, including potential restoration of the leased property in the event of damage or destruction. We expect that any amount payable for restoration, estimated to be up to $1.7 billion, including the co-tenant’s share of approximately $0.9 billion, would be largely offset by recoveries under existing insurance policies, which we are contractually required to maintain. Prior to the fourth quarter of 2025, the co-tenant’s share of the potential restoration amount was included in our maximum potential undiscounted future payments resulting from guarantees and indemnifications.
As of December 31, 2025, we had approximately $11.2 billion in financial commitments outstanding related to agreements with certain cobrand partners under which we are required to make a certain level of minimum payments over the life of the agreement, generally ranging from five to ten years. Generally, such commitments are designed to be satisfied by the payment we make to such cobrand partners primarily based on Card Members’ spending and earning rewards on their cobrand cards and as we acquire new Card Members. In the event these payments do not fully satisfy the commitment, we generally pay the cobrand partner up to the amount of the commitment in exchange for an equivalent value of reward points.
Our U.S. bank subsidiary, AENB, is a member of the Federal Reserve System and is therefore required to subscribe to a certain amount of shares issued by its Federal Reserve District Bank, with half of the subscribed amount paid up front. As of both December 31, 2025 and 2024, AENB held shares with a carrying value of $132 million, with the remaining half subject to call by the Federal Reserve District Bank Board, the likelihood of which we believe is remote.
GUARANTEES
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $148 million and $11 million, respectively, as of December 31, 2025 and $1.0 billion and $10 million, respectively, as of December 31, 2024. Both periods include amounts related to business dispositions and certain commercial arrangements and, in addition, the prior period includes amounts related to the co-tenant’s share of the potential restoration amount of our leased property of approximately $1.0 billion under real estate arrangements, which is now presented above as part of the lease arrangements.
To date, we have not experienced any significant losses related to guarantees or indemnifications. These instruments are recognized at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

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
A majority of our derivative assets and liabilities as of December 31, 2025 and 2024 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets. To further mitigate counterparty credit risk, we exercise our rights under executed credit support agreements with the respective derivative counterparties for our bilateral interest rate swaps and select foreign exchange contracts. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of December 31, 2025, these derivatives were not in a material net liability position and we had no material risk exposure to any individual derivative counterparty. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of December 31, 2025 and 2024, no credit risk adjustment to the derivative portfolio was required.
Our derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 14 for a description of our methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31, 2025 and 2024:
TABLE 13.1: FAIR VALUE OF DERIVATIVE ASSETS AND LIABILITIES

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$4	$23
Net investment hedges - Foreign exchange contracts	26	340	699	18
Total derivatives designated as hedging instruments	26	340	702	41
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	148	666	418	90
Total derivatives, gross	174	1,006	1,120	131
Derivative asset and derivative liability netting (b)	(151)	(91)	(151)	(91)
Cash collateral netting (c)	(1)	(18)	(9)	(23)
Total derivatives, net	$22	$897	$961	$17
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
We posted $756 million and $368 million as of December 31, 2025 and 2024, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.
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
Interest Rate Contracts
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $36.7 billion and $18.9 billion of fixed-rate debt obligations designated in fair value hedging relationships as of December 31, 2025 and 2024, respectively.
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

The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the years ended December 31:
TABLE 13.2: GAINS AND LOSSES ASSOCIATED WITH FAIR VALUE HEDGES ON FIXED-RATE LONG TERM DEBT

	Gains (losses)
(Millions)	2025	2024	2023
Fixed-rate long-term debt	$(339)	$26	$(289)
Derivatives designated as hedging instruments	340	(27)	290
Total	$1	$(1)	$1
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $37.0 billion and $18.9 billion as of December 31, 2025 and 2024, respectively, including the cumulative amount of fair value hedging adjustments of $366 million and $27 million for the respective periods.
We recognized in Interest expense on Long-term debt net increases of $106 million, $254 million and $189 million for the years ended December 31, 2025, 2024 and 2023, respectively. These were primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
NET INVESTMENT HEDGES
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. We primarily designate foreign currency derivatives (typically foreign exchange forwards) and, in certain cases, foreign currency-denominated debt, as hedging instruments to reduce our exposure to changes in currency exchange rates on net investments in foreign subsidiaries with non-U.S. dollar functional currency. We had notional amounts of approximately $16.3 billion and $14.3 billion designated as net investment hedges as of December 31, 2025 and 2024, respectively. The gain or loss on these net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a loss of $1 billion, a gain of $0.8 billion and a loss of $0.6 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The changes in the fair value of derivatives that are not designated as hedges are primarily intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $39.0 billion and $28.8 billion as of December 31, 2025 and 2024, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $121 million, $102 million and $82 million for the years ended December 31, 2025, 2024 and 2023, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
Our embedded derivative related to seller earnout shares granted to us upon the completion of a business combination in the second quarter of 2022 between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital (C Ordinary Shares of GBT JerseyCo Limited) had a notional amount of $78 million as of both December 31, 2025 and 2024. This embedded derivative had a fair value of $10 million and $31 million as of December 31, 2025 and 2024, respectively. The changes in the fair value of the embedded derivative resulted in a loss of $21 million, a gain of $13 million and a loss of $9 million for the years ended December 31, 2025, 2024 and 2023, respectively, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

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
We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the years ended December 31, 2025 and 2024, there were no Level 3 transfers.
FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT FAIR VALUE
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy (as described in the preceding paragraphs), as of December 31, 2025 and 2024:
TABLE 14.1: FINANCIAL ASSETS AND FINANCIAL LIABILITIES MEASURED AT FAIR VALUE

	2025				2024
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$46	$46	$—	$—	$48	$48	$—	$—
Debt securities	997	—	916	81	1,192	—	1,115	77
Derivatives, gross (a)(b)	174	—	164	10	1,006	—	975	31
Total Assets	1,216	46	1,080	91	2,246	48	2,090	108
Liabilities:
Derivatives, gross (a)	1,120	—	1,120	—	131	—	131	—
Total Liabilities	$1,120	$—	$1,120	$—	$131	$—	$131	$—
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

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT OTHER THAN FAIR VALUE
The following tables summarize the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31, 2025 and 2024. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2025 and 2024, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.
TABLE 14.2: FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES MEASURED AT AMORTIZED COST

2025 (Billions)	Carrying Value	Corresponding Fair Value Amount
		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$48	$48	$46	$2	$—
Other financial assets(b)	66	66	—	66	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves(c)	157	162	—	—	162
Card Member loans HFS	2	2	—	—	2

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	166	166	—	166	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	16	16	—	16	—
Long-term debt(c)	$56	$57	$—	$57	$—

2024 (Billions)	Carrying Value	Corresponding Fair Value Amount
		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$41	$41	$39	$2	$—
Other financial assets(b)	63	63	—	63	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves(c)	143	149	—	—	149
Card Member loans HFS	1	1	—	—	1

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	155	155	—	155	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	12	12	—	12	—
Long-term debt(c)	$50	$50	$—	$50	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $5.6 billion and $3.9 billion held by a consolidated VIE as of December 31, 2025 and 2024, respectively), other receivables and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $27.6 billion and $28.3 billion as of December 31, 2025 and 2024, respectively, and the fair values of Long-term debt were $13.3 billion and $14.0 billion as of December 31, 2025 and 2024, respectively.
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
The carrying value of equity investments without readily determinable fair values totaled $1.1 billion and $0.9 billion as of December 31, 2025 and 2024, respectively, of which investments subject to nonrecurring Level 3 fair value measurement during the years ended December 31, 2025 and 2024 totaled $0.5 billion and $1.0 million, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded unrealized gains of $158 million, $85 million and $18 million for the years ended December 31, 2025, 2024 and 2023, respectively. Unrealized losses were $43 million, $37 million and $142 million for the years ended December 31, 2025, 2024 and 2023, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains and losses for equity investments without readily determinable fair values totaled $1.2 billion and $0.5 billion as of December 31, 2025, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both December 31, 2025 and 2024.

NOTE 15
COMMON AND PREFERRED SHARES
The following table shows authorized shares and provides a reconciliation of common shares issued and outstanding for the years ended December 31:
TABLE 15.1: COMMON SHARES ISSUED AND OUTSTANDING

(Millions, except where indicated)	2025	2024	2023
Common shares authorized (billions) (a)	3.6	3.6	3.6
Shares issued and outstanding at beginning of year	702	723	743
Repurchases of common shares	(17)	(24)	(22)
Net shares issued for RSUs and stock option exercises (b)	2	3	2
Shares issued and outstanding as of December 31	686	702	723
(a)Of the common shares authorized but unissued as of December 31, 2025, approximately 25 million shares are reserved for issuance under employee stock and employee benefit plans.
(b)Shares issued for RSUs are reported net of shares withheld for tax withholding obligations.
On March 8, 2023, the Board of Directors authorized the repurchase of up to 120 million common shares from time to time, subject to market conditions and in accordance with our capital plans. This authorization replaced the prior repurchase authorization made on September 23, 2019. During 2025, 2024 and 2023, we repurchased 17 million common shares with a cost of $5.3 billion, 24 million common shares with a cost of $5.9 billion and 22 million common shares with a cost of $3.5 billion, respectively. The cost includes excise tax and commissions of $48 million, $55 million and $32 million in 2025, 2024 and 2023, respectively. As of December 31, 2025, we had approximately 58 million common shares remaining under the repurchase authorization.
Common shares are generally retired by us upon repurchase (except for 2.1 million, 2.2 million and 2.3 million shares held as treasury shares as of December 31, 2025, 2024 and 2023, respectively); retired common shares and treasury shares are excluded from the shares outstanding in the table above. The treasury shares, with a cost basis of $233 million, $243 million and $252 million as of December 31, 2025, 2024 and 2023, respectively, are included as a reduction to Additional paid-in capital in Shareholders’ equity on the Consolidated Balance Sheets.
PREFERRED SHARES
The Board of Directors may authorize the issuance of up to 20 million preferred shares at a par value of $1.66 2/3 per share without further shareholder approval. We have the following perpetual Fixed Rate Reset Noncumulative Preferred Share series issued and outstanding as of December 31, 2025:
TABLE 15.2: PREFERRED SHARES ISSUED AND OUTSTANDING

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

NOTE 16
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI is a balance sheet item in Shareholders’ equity on the Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three years ended December 31 were as follows:
TABLE 16.1: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	As of or for the years ended December 31,
(Millions), net of tax	2025		2024		2023		2022
	Ending Balance	Net Change	Ending Balance	Net Change	Ending Balance	Net Change	Ending Balance
Net Unrealized Gains (Losses) on Debt Securities	$(4)	$5	$(9)	$5	$(14)	$50	$(64)
Foreign Currency Translation Adjustment Gains (Losses), Net of Hedges (a)	(2,783)	141	(2,924)	(353)	(2,571)	51	(2,622)
Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	(490)	(28)	(462)	25	(487)	37	(524)
Accumulated Other Comprehensive Income (Loss)	$(3,277)	$118	$(3,395)	$(323)	$(3,072)	$138	$(3,210)
(a)Refer to Note 13 for additional information on hedging activity.
The following table shows the tax impact for the years ended December 31 for the changes in each component of AOCI presented above:
TABLE 16.2: TAX IMPACT FOR CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Tax expense (benefit)
(Millions)	2025	2024	2023
Net unrealized gains on debt securities	$1	$2	$16
Foreign currency translation adjustment, net of hedges	(258)	205	(158)
Pension and other postretirement benefits	(33)	11	(3)
Total tax impact	$(290)	$218	$(145)
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, for the years ended December 31, 2025, 2024 and 2023 were not significant.

NOTE 17
SERVICE FEES AND OTHER REVENUE AND OTHER EXPENSES
The following is a detail of Service fees and other revenue for the years ended December 31:
TABLE 17.1: COMPONENTS OF SERVICE FEES AND OTHER REVENUE

(Millions)	2025	2024	2023
Network partnership revenue (a)	$1,773	$1,636	$1,705
Loyalty coalition, merchant and other service fees (b)	1,711	1,609	1,518
Foreign currency-related revenue	1,697	1,527	1,428
Delinquency fees	966	941	963
Travel commissions and fees	625	596	637
Other fees and revenues	700	456	459
Total Service fees and other revenue (a)	$7,471	$6,765	$6,710
(a)Beginning in 2025, network partnership revenue, previously reported as Processed revenue on our Consolidated Statements of Income, is consolidated within Service fees and other revenue. Prior period amounts have been recast to conform to the current period presentation.
(b)Beginning in 2025, the revenue line previously reported as Service fees was renamed to Loyalty coalition, merchant and other service fees to better reflect its nature and components.
The following is a detail of Other expenses for the years ended December 31:
TABLE 17.2: COMPONENTS OF OTHER EXPENSE

(Millions)	2025	2024	2023
Data processing and equipment	$2,986	$2,888	$2,805
Professional services	2,424	2,274	2,029
Gain on sale of Accertify (a)	—	(531)	—
Other	1,577	1,733	1,973
Total Other expenses	$6,987	$6,364	$6,807
(a)Refer to Note 1 for additional information.
NOTE 18
RESTRUCTURING
We periodically initiate restructuring programs to enhance our overall effectiveness and efficiency and to support new business strategies. These programs are generally completed within a year of when they are initiated. In connection with these programs, we will typically incur severance and other exit costs.
We had $201 million, $217 million and $216 million accrued in total restructuring reserves as of December 31, 2025, 2024 and 2023, respectively. Restructuring expense, which primarily relates to new severance charges, net of revisions to existing reserves, was $96 million, $123 million and $179 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included within Salaries and employee benefits within our Consolidated Statements of Income. The cumulative expense for restructuring programs in progress during 2025 was $443 million. These programs were initiated from 2022 through 2025. Cumulative amounts were not material to any reportable operating segment.

NOTE 19
INCOME TAXES
In December 2023, the Financial Accounting Standards Board issued updated accounting guidance on disclosure for income taxes which the Company adopted prospectively as of January 1, 2025. Refer to Note 1 for additional information.
As required under the updated guidance, the components of pretax income for the year ended December 31, 2025 included in the Consolidated Statements of Income were as follows:
TABLE 19.1: COMPONENTS OF PRETAX INCOME

(Millions)	2025
Income (loss) from continuing operations before income tax expense (benefit):
U.S.	$8,302
Non-U.S.	5,493
Total	$13,795
The components of income tax expense for the years ended December 31 included in the Consolidated Statements of Income were as follows:
TABLE 19.2: COMPONENTS OF INCOME TAX EXPENSE

(Millions)	2025	2024	2023
Current income tax expense:
U.S. federal	$1,735	$2,368	$2,455
U.S. state and local	497	494	351
Non-U.S.	1,272	894	662
Total current income tax expense	3,504	3,756	3,468
Deferred income tax (benefit) expense:
U.S. federal	(328)	(797)	(952)
U.S. state and local	(120)	(146)	(139)
Non-U.S.	(95)	(47)	(238)
Total deferred income tax (benefit) expense	(542)	(990)	(1,329)
Total income tax expense	$2,962	$2,766	$2,139
A reconciliation of the U.S. federal statutory rate of 21 percent to our actual income tax rate as of December 31, 2025, prepared under the updated guidance was as follows:
TABLE 19.3: RECONCILIATION OF ACTUAL INCOME TAX RATE FOR 2025

	2025
(Millions, except percentages)	$	%
U.S. statutory federal income tax rate	$2,897	21.0%
(Decrease) increase in taxes resulting from:
State and local income taxes, net of federal benefit (a)	265	1.9
Foreign tax effects:
Jersey – Statutory tax rate differential	(423)	(3.1)
Jersey – Multinational corporate income tax & other	182	1.3
Other foreign jurisdictions (b)	148	1.1
Effect of cross-border tax laws	(42)	(0.3)
Tax credits	(146)	(1.0)
Changes in valuation allowances	22	0.2
Non-taxable or non-deductible items	(9)	(0.1)
Changes in unrecognized tax benefits	69	0.5
Actual tax rates	$2,962	21.5%
(a)State and local income taxes in California, New York, New York City and Florida comprise the majority of the state and local income taxes, net of federal benefit as of December 31, 2025.
(b)In certain jurisdictions outside the United States, we benefit from agreements that temporarily lower our income tax expense. The impact of these agreements was not material to our Consolidated Statements of Income.

A reconciliation of the U.S. federal statutory rate of 21 percent to our actual income tax rate as of December 31, 2024 and 2023 prepared under the prior guidance was as follows:
TABLE 19.4: RECONCILIATION OF ACTUAL INCOME TAX RATE FOR 2024 AND 2023

	2024	2023
U.S. statutory federal income tax rate	21.0%	21.0%
(Decrease) increase in taxes resulting from:
Tax credits and tax-exempt income	(0.7)	(0.7)
State and local income taxes, net of federal benefit	2.5	2.4
Non-U.S. subsidiaries’ earnings (a)	(1.0)	(0.8)
Tax settlements and lapse of statute of limitations	(0.5)	(2.0)
Valuation allowances	—	0.1
Other	0.2	0.3
Actual tax rates	21.5%	20.3%
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
The significant components of deferred tax assets and liabilities as of December 31, 2025 and 2024 are reflected in the following table:
TABLE 19.5: COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

(Millions)	2025	2024
Deferred tax assets:
Reserves not yet deducted for tax purposes	$5,529	$4,950
Employee compensation and benefits	443	343
Net operating loss and tax credit carryforwards	511	464
Capitalized developed software	995	1,084
Other	952	853
Gross deferred tax assets	8,430	7,694
Valuation allowance	(718)	(655)
Deferred tax assets after valuation allowance	7,712	7,039
Deferred tax liabilities:
Intangibles and fixed assets	733	673
Deferred interest	112	113
Other	606	579
Gross deferred tax liabilities	1,451	1,365
Net deferred tax assets	$6,261	$5,674
The net operating loss and tax credit carryforward balance as of December 31, 2025, shown in the table above, is related to pre-tax U.S. federal and non-U.S. net operating loss (NOL) carryforwards of $70 million and $1.2 billion, respectively, and foreign tax credit (FTC) carryforwards of $160 million. If not utilized, certain U.S. federal and non-U.S. NOL carryforwards will expire between 2026 and 2032, whereas others have an unlimited carryforward period. The FTC carryforwards will expire between 2029 and 2035.
A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized. The valuation allowances for both periods presented above are associated with certain non-U.S. deferred tax assets, state NOLs, and FTC carryforwards.
Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $1.7 billion as of December 31, 2025, are intended to be permanently reinvested outside the United States. We do not provide for state income and foreign withholding taxes on foreign earnings intended to be permanently reinvested outside the United States. Accordingly, state income and foreign withholding taxes, which would have aggregated to approximately $0.2 billion as of December 31, 2025, have not been provided on those earnings.

As required under the updated guidance, the income taxes paid (net of refunds received) disaggregated by jurisdictional categories (U.S. federal, U.S. state and non-U.S.) for the year ended December 31, 2025 were as follows:
TABLE 19.6: INCOME TAXES PAID

(Millions)	2025
Income taxes paid by jurisdiction:
U.S. federal	1,833
U.S. state and local	452
Non-U.S.
Mexico	226
Other	685
Total	3,195
Net income taxes paid by us during 2024 and 2023 were approximately $3.6 billion and $3.3 billion, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.
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

The following table presents changes in unrecognized tax benefits:
TABLE 19.7: ROLLFORWARD OF UNRECOGNIZED TAX BENEFITS

(Millions)	2025	2024	2023
Balance, January 1	$1,006	$875	$962
Increases:
Current year tax positions	153	161	132
Tax positions related to prior years	46	47	40
Effects of foreign currency translations	13	—	—
Decreases:
Tax positions related to prior years	(12)	(4)	(50)
Settlements with tax authorities	(85)	(39)	(160)
Lapse of statute of limitations	(18)	(21)	(49)
Effects of foreign currency translations	—	(13)	—
Balance, December 31	$1,102	$1,006	$875
Included in the unrecognized tax benefits of $1.1 billion, $1.0 billion and $0.9 billion for December 31, 2025, 2024 and 2023, respectively, are approximately $840 million, $780 million and $670 million, respectively, that, if recognized, would favorably affect the effective tax rate in a future period.
Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the years ended December 31, 2025, 2024 and 2023, we recognized approximately $120 million, $110 million and $30 million, respectively, in expenses for interest and penalties.
We had approximately $640 million and $500 million accrued for the payment of interest and penalties as of December 31, 2025 and 2024, respectively.

NOTE 20
EARNINGS PER COMMON SHARE (EPS)
EPS is calculated using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities. Undistributed earnings are calculated after deducting dividends on preferred shares, common shares and RSUs. RSUs granted under our 2016 Incentive Compensation Plan generally entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to dividends on common shares. These unvested awards meet the definition of participating securities based on their respective rights to receive nonforfeitable dividends, and they are treated as a separate class of securities and are not included in computing basic EPS. Diluted EPS is also calculated under the treasury stock method and the more dilutive amount is reported. Participating securities are not included as incremental shares in computing diluted EPS.
The computations of basic and diluted EPS for the years ended December 31 were as follows:
TABLE 20.1: COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE

(Millions, except per share amounts)	2025	2024	2023
Numerator:
Basic and diluted:
Net income	$10,833	$10,129	$8,374
Preferred dividends	(58)	(58)	(58)
Net income available to common shareholders	10,775	10,071	8,316
Earnings allocated to participating share awards	(74)	(76)	(64)
Net income attributable to common shareholders	$10,701	$9,995	$8,252
Denominator:
Basic: Weighted-average common stock	695	712	735
Add: Weighted-average stock options (a)	1	1	1
Diluted	696	713	736
Basic EPS	$15.41	$14.04	$11.23
Diluted EPS	$15.38	$14.01	$11.21
(a)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.16 million, 0.05 million and 1.38 million of options for the years ended December 31, 2025, 2024 and 2023, respectively, because inclusion of the options would have been anti-dilutive.

NOTE 21
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
As of December 31, 2025 and 2024, we met all capital requirements to which we were subject and maintained regulatory capital ratios in excess of those required to qualify as well capitalized.
The following table presents the regulatory capital ratios:
TABLE 21.1: REGULATORY CAPITAL RATIOS

(Millions, except percentages)	CET 1 capital	Tier 1 capital	Total capital	CET 1 capital ratio	Tier 1 capital ratio	Total capital ratio	Tier 1 leverage ratio	Supplementary Leverage Ratio
December 31, 2025: (a)
American Express Company	$27,268	$28,888	$33,913	10.5%	11.1%	13.1%	9.8%	8.3%
American Express National Bank	$19,011	$19,011	$22,728	10.9%	10.9%	13.1%	9.0%	7.5%
December 31, 2024: (a)
American Express Company	$24,860	$26,405	$31,127	10.5%	11.2%	13.2%	9.8%	8.3%
American Express National Bank	$18,748	$18,748	$21,289	11.6%	11.6%	13.2%	9.6%	8.0%
Well-capitalized ratios (b)
American Express Company				N/A	6.0%	10.0%	N/A	N/A
American Express National Bank				6.5%	8.0%	10.0%	5.0%	N/A
Minimum capital ratios (c)				4.5%	6.0%	8.0%	4.0%	3.0%
Effective Minimum (d)
American Express Company				7.0%	8.5%	10.5%	4.0%	3.0%
American Express National Bank				7.0%	8.5%	10.5%	4.0%	3.0%
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
RESTRICTED NET ASSETS OF SUBSIDIARIES
Certain of our subsidiaries are subject to restrictions on the transfer of net assets under debt agreements and regulatory requirements. These restrictions have not had any effect on our shareholder dividend policy and management does not anticipate any impact in the future. Procedures exist to transfer net assets between the Company and its subsidiaries, while ensuring compliance with the various contractual and regulatory constraints. As of December 31, 2025, the aggregate amount of net assets of subsidiaries that are restricted to be transferred was approximately $16.0 billion.

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
BANK DIVIDEND RESTRICTIONS
In the year ended December 31, 2025, AENB paid dividends from retained earnings to its parent of $7.6 billion. AENB is limited in its ability to pay dividends by banking statutes, regulations and supervisory policy. In general, applicable federal and state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as AENB, from making dividend distributions if such distributions are not paid out of available retained earnings or would cause the institution to fail to meet capital adequacy standards. If AENB’s risk-based capital ratios do not satisfy minimum regulatory requirements and applicable buffers, it will face graduated constraints on dividends and other capital distributions. In determining the dividends to pay its parent, AENB must also consider the effects on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies. In addition, AENB’s banking regulators have authority to limit or prohibit the payment of a dividend by AENB under a number of circumstances, including if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

NOTE 22
SIGNIFICANT CREDIT CONCENTRATIONS
Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to American Express’ total credit exposure.
The following table details our maximum credit exposure of the on-balance sheet assets by category as of December 31, 2025 and 2024:
TABLE 22.1: MAXIMUM CREDIT EXPOSURE OF ON-BALANCE SHEET ASSETS

(Billions)	2025	2024
Individuals: (a)	$211	$194
United States	171	160
Outside the United States (b)	40	34
Institutions:
Financial services (c)	9	9
Other (d)	18	17
Federal Reserve Bank	41	35
Total on-balance sheet	$280	$255
(a)Primarily reflects loans and receivables from global consumer and small business Card Members.
(b)The geographic regions with the largest concentration outside the United States include the United Kingdom, Japan, the European Union, Australia, Canada and Mexico.
(c)Represents banks, broker-dealers, insurance companies and savings and loan associations.
(d)Primarily reflects loans and receivables from global corporate Card Members.
As of December 31, 2025 and 2024, our most significant concentration of credit risk was with individuals in the aggregate. These amounts are generally advanced on an unsecured basis. However, we review each potential customer’s credit application and evaluate the applicant’s financial history and ability and willingness to repay. We also consider credit performance by customer tenure, industry and geographic location in managing credit exposure.
As of December 31, 2025, we had approximately $513 billion of unused credit available to customers, approximately 80 percent of which was related to customers within the United States. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Charge card products with no pre-set spending limits are not reflected in unused credit.

NOTE 23
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
Pretax income is used by our CODM to assess the relative performance of our operating segments and their contribution to enterprise profitability. Decisions on resource allocation by operating segment are made at the enterprise level as a function of strategic priority, operational requirements and expected return on investment of growth opportunities. The following tables present certain selected financial information for our reportable operating segments and Corporate & Other as of or for the years ended December 31, 2025, 2024 and 2023.
TABLE 23.1: SELECTED FINANCIAL INFORMATION BY SEGMENT

(Millions)	USCS	CS	ICS	GMNS	Total Reportable Operating Segments	Corporate & Other (a)	Consolidated
2025
Total non-interest revenues	$22,307	$13,654	$11,819	$7,058	$54,838	$27	$54,865
Revenue from contracts with customers (b)	15,626	11,856	7,544	6,306	41,332	(29)	41,304
Interest income	15,655	5,077	2,534	40	23,306	2,292	25,598
Interest expense	3,148	1,805	1,353	(661)	5,645	2,589	8,234
Net interest income	12,507	3,272	1,181	701	17,661	(297)	17,364
Total revenues net of interest expense	34,814	16,926	13,000	7,759	72,499	(270)	72,229
Provisions for credit losses	2,967	1,380	831	78	5,256	—	5,256
Total revenues net of interest expense after provisions for credit losses	31,847	15,546	12,169	7,681	67,243	(270)	66,973
Expenses
Card Member rewards, business development and Card Member services (c)	16,557	7,166	5,950	1,210	30,883	40	30,923
Marketing	3,187	1,331	1,319	393	6,230	22	6,252
Salaries and employee benefits and other operating expenses	5,293	3,381	3,297	2,110	14,081	1,922	16,003
Total expenses	25,037	11,878	10,566	3,713	51,194	1,984	53,178
Pretax income (loss)	$6,810	$3,668	$1,603	$3,968	$16,049	$(2,254)	$13,795
Total assets	$122,968	$63,168	$50,089	$18,686	$254,911	$45,141	$300,052

(Millions)	USCS	CS	ICS	GMNS	Total Reportable Operating Segments	Corporate & Other (a)	Consolidated
2024
Total non-interest revenues	$20,137	$13,219	$10,369	$6,729	$50,454	$(48)	$50,406
Revenue from contracts with customers (b)	14,481	11,559	6,766	6,051	38,857	(32)	38,825
Interest income	14,430	4,374	2,331	52	21,187	2,608	23,795
Interest expense	3,140	1,734	1,239	(703)	5,410	2,842	8,252
Net interest income	11,290	2,640	1,092	755	15,777	(234)	15,543
Total revenues net of interest expense	31,427	15,859	11,461	7,484	66,231	(282)	65,949
Provisions for credit losses	3,029	1,389	726	42	5,186	(1)	5,185
Total revenues net of interest expense after provisions for credit losses	28,398	14,470	10,735	7,442	61,045	(281)	60,764
Expenses
Card Member rewards, business development and Card Member services (c)	14,329	6,504	5,243	1,148	27,224	43	27,267
Marketing	3,051	1,319	1,235	411	6,016	24	6,040
Salaries and employee benefits and other operating expenses	4,641	3,142	3,226	1,485	12,494	2,068	14,562
Total expenses	22,021	10,965	9,704	3,044	45,734	2,135	47,869
Pretax income (loss)	$6,377	$3,505	$1,031	$4,398	$15,311	$(2,416)	$12,895
Total assets	$114,228	$58,969	$42,879	$17,712	$233,788	$37,673	$271,461

(Millions)	USCS	CS	ICS	GMNS	Total Reportable Operating Segments	Corporate & Other (a)	Consolidated
2023
Total non-interest revenues	$18,464	$12,931	$9,472	$6,620	$47,487	$(106)	$47,381
Revenue from contracts with customers (b)	13,715	11,379	6,155	6,006	37,255	(37)	37,218
Interest income	12,336	3,328	2,076	57	17,797	2,186	19,983
Interest expense	2,684	1,483	1,118	(719)	4,566	2,283	6,849
Net interest income	9,652	1,845	958	776	13,231	(97)	13,134
Total revenues net of interest expense	28,116	14,776	10,430	7,396	60,718	(203)	60,515
Provisions for credit losses	2,855	1,313	727	27	4,922	1	4,923
Total revenues net of interest expense after provisions for credit losses	25,261	13,463	9,703	7,369	55,796	(204)	55,592
Expenses
Card Member rewards, business development and Card Member services (c)	12,808	6,332	4,588	1,218	24,946	46	24,992
Marketing	2,585	1,090	1,081	437	5,193	20	5,213
Salaries and employee benefits and other operating expenses	4,435	3,180	3,061	2,058	12,734	2,140	14,874
Total expenses	19,828	10,602	8,730	3,713	42,873	2,206	45,079
Pretax income (loss)	$5,433	$2,861	$973	$3,656	$12,923	$(2,410)	$10,513
Total assets	$107,158	$55,361	$42,234	$23,714	$228,467	$32,641	$261,108
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
Net card fees and Service fees and other revenues are generally directly attributable to the segment in which they are reported.
Interest and fees on loans and certain investment income is directly attributable to the segment in which it is reported. Interest expense represents an allocated funding cost based on a combination of segment funding requirements and internal funding rates.
Provisions for Credit Losses
The provisions for credit losses are directly attributable to the segment in which they are reported.
Expenses
Card Member rewards, Business development, Card Member services and Marketing expenses are generally included in each segment based on the actual expenses incurred. Global brand advertising, a component of Marketing expense, is primarily allocated to the segments based on the relative levels of revenue.
Salaries and employee benefits and other operating expenses reflect costs incurred directly within each segment, as well as allocated expenses. The allocated expenses include service costs, which primarily reflect salaries and benefits associated with our technology and customer servicing groups, and overhead expenses. Service costs are allocated based on activities directly attributable to the segment, and overhead expenses are allocated based on the relative levels of revenue and Card Member loans and receivables.
GEOGRAPHIC OPERATIONS
The following table presents our total revenues net of interest expense and pretax income (loss) from continuing operations in different geographic regions based, in part, upon internal allocations, which necessarily involve management’s judgment.
TABLE 23.2: SUMMARY OF TOTAL REVENUE AND PRETAX INCOME BY REGION

(Millions)	United States	EMEA(a)	APAC(a)	LACC(a)	Other Unallocated(b)	Consolidated
2025
Total revenues net of interest expense	$56,015	$7,073	$5,218	$4,194	$(271)	$72,229
Pretax income (loss) from continuing operations	13,054	1,255	831	907	(2,252)	13,795
2024
Total revenues net of interest expense	$51,471	$6,216	$4,698	$3,845	$(281)	$65,949
Pretax income (loss) from continuing operations	12,919	935	656	803	(2,418)	12,895
2023
Total revenues net of interest expense	$47,140	$5,633	$4,372	$3,571	$(201)	$60,515
Pretax income (loss) from continuing operations	10,717	854	592	760	(2,410)	10,513
(a)EMEA represents Europe, the Middle East and Africa; APAC represents Asia Pacific, Australia and New Zealand; and LACC represents Latin America, Canada and the Caribbean.
(b)Other Unallocated includes net costs which are not directly allocated to specific geographic regions, including costs related to excess liquidity funding and executive office operations expenses.

NOTE 24
PARENT COMPANY
TABLE 24.1: PARENT COMPANY – CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2025	2024	2023
Revenues
Non-interest revenues
Other	$375	$390	$407
Total non-interest revenues	375	390	407
Interest income	1,814	1,858	1,558
Interest expense	2,031	1,869	1,436
Total revenues net of interest expense	158	379	529
Expenses
Salaries and employee benefits	512	474	487
Other	427	385	408
Total expenses	939	859	895
Loss before income tax and equity in net income of subsidiaries	(781)	(480)	(366)
Income tax benefit	(203)	(126)	(163)
Equity in net income of subsidiaries and affiliates	11,411	10,483	8,577
Net income	$10,833	$10,129	$8,374
Net unrealized pension and other postretirement benefits, net of tax	(16)	41	5
Other comprehensive income (loss), net	134	(364)	133
Comprehensive income	$10,951	$9,806	$8,512
TABLE 24.2: PARENT COMPANY – CONDENSED BALANCE SHEETS

As of December 31 (Millions)	2025	2024
Assets
Cash and cash equivalents	$11,870	$7,293
Equity in net assets of subsidiaries and affiliates	33,636	30,165
Loans to subsidiaries and affiliates	31,887	28,897
Due from subsidiaries and affiliates	637	1,291
Other assets	1,107	573
Total assets	79,137	68,219
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable and other liabilities	2,141	2,239
Due to subsidiaries and affiliates	735	404
Long-term debt	42,787	35,312
Total liabilities	45,663	37,955
Shareholders’ Equity
Total shareholders’ equity	33,474	30,264
Total liabilities and shareholders’ equity	$79,137	$68,219

TABLE 24.3: PARENT COMPANY – CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2025	2024	2023
Cash Flows from Operating Activities
Net income	$10,833	$10,129	$8,374
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net income of subsidiaries and affiliates	(11,411)	(10,483)	(8,577)
Dividends received from subsidiaries	7,793	8,027	5,326
Other operating activities, primarily with subsidiaries and affiliates	1,104	14	360
Net cash provided by operating activities	8,319	7,687	5,483
Cash Flows from Investing Activities
Net increase in loans to subsidiaries and affiliates	(3,014)	(3,449)	(2,836)
Investments in subsidiaries, net of returned capital	12	(55)	—
Other investing activities	(1)	5	—
Net cash used in investing activities	(3,003)	(3,499)	(2,836)
Cash Flows from Financing Activities
Proceeds from long-term debt	15,063	8,872	9,969
Payments of long-term debt	(8,000)	(7,500)	(5,750)
Issuance of American Express common shares	57	100	28
Repurchase of American Express common shares and other	(5,588)	(6,020)	(3,650)
Dividends paid	(2,271)	(1,999)	(1,780)
Net cash used in financing activities	(739)	(6,547)	(1,183)
Net increase (decrease) in cash and cash equivalents	4,577	(2,359)	1,464
Cash and cash equivalents at beginning of year	7,293	9,652	8,188
Cash and cash equivalents at end of year	$11,870	$7,293	$9,652

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
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of our internal control over financial reporting as of December 31, 2025 are set forth in “Financial Statements and Supplementary Data.”
ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEMS 10, 11, 12 and 13. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We expect to file with the SEC in March 2026 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held May 5, 2026, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:
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
We have adopted a set of Corporate Governance Principles, which together with our Certificate of Incorporation, By-Laws, the charters of the four standing committees of the Board of Directors (Audit and Compliance; Compensation and Benefits; Nominating, Governance and Public Responsibility; and Risk), our Code of Conduct (which constitutes our code of ethics that applies to all of our colleagues, including our Chief Executive Officer, Chief Financial Officer and Controller) and the Code of Business Conduct for Members of the Board of Directors, provide the framework for our governance. A complete copy of our Corporate Governance Principles, Certificate of Incorporation, By-Laws, the charters of each of the Board committees, the Code of Conduct and the Code of Business Conduct for Members of the Board of Directors may be found under “Governance and Corporate Responsibility” on our Investor Relations website at https://ir.americanexpress.com. We intend to disclose any amendments to our Code of Conduct, or waivers of our Code of Conduct on behalf of our Chief Executive Officer, Chief Financial Officer or Controller, on our website. You may also access our Investor Relations website at the bottom of the Company’s homepage www.americanexpress.com. (Information from such sites is not incorporated by reference into this report.) You may also obtain free copies of these materials by writing to our Corporate Secretary at our headquarters.
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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the heading “Audit Committee Matters — PricewaterhouseCoopers LLP Fees and Services,” which will appear in our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 5, 2026, is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)
1.    Financial Statements:
See the “Index to Consolidated Financial Statements” under “Financial Statements and Supplementary Data.”
2.    Financial Statement Schedules:
All schedules are omitted since the required information is either not applicable, not deemed material, or shown in the Consolidated Financial Statements.
3.    Exhibits:
The following exhibits are filed as part of this report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.24 are management contracts or compensatory plans or arrangements.

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

*	4.5	Description of American Express Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

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

10.12	American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.13
Amendment to American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.14
American Express Senior Executive Severance Plan, as amended and restated effective May 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 2018).

10.15
Amendments of (i) the American Express Salary/Bonus Deferral Plan and (ii) the American Express Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1997).

10.16
Twelfth Amendment and Restatement of the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2023) (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2022).

10.17
American Express Company 2003 Share Equivalent Unit Plan for Directors, as amended and restated, effective January 1, 2015 (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2015).

10.18
Description of Compensation Payable to Non-Management Directors, effective January 1, 2025 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2024).

10.19
American Express Company 2016 Incentive Compensation Plan (as amended and restated effective May 6, 2024) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated May 6, 2024 (filed May 8, 2024)).

10.20
Form of nonqualified stock option award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2023).

10.21
Form of restricted stock unit/restricted stock award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2023).

10.22
Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Executive Annual Incentive Awards) under the American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2016).

	10.23
Form of notice agreement in connection with Annual Incentive Awards under the American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2019).

	10.24	Form of Time Sharing Agreement.(incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2024).

	10.25
Restated Letter Agreement, dated May 6, 2019, between American Express Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated May 6, 2019 (filed May 6, 2019)).

	19	American Express Company Insider Trading Policy (incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2024).

*	21	Subsidiaries of the Company.

*	23	Consent of PricewaterhouseCoopers LLP.

*	31.1	Certification of Stephen J. Squeri, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Christophe Y. Le Caillec, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Stephen J. Squeri, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Christophe Y. Le Caillec, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
February 6, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ STEPHEN J. SQUERI	/s/ KAREN L. PARKHILL
Stephen J. Squeri Chairman, Chief Executive Officer and Director	Karen L. Parkhill Director

/s/ CHRISTOPHE Y. LE CAILLEC	/s/ CHARLES E. PHILLIPS, JR.
Christophe Y. Le Caillec Chief Financial Officer	Charles E. Phillips, Jr. Director

/s/ JESSICA LIEBERMAN QUINN	/s/ LYNN A. PIKE
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)	Lynn A. Pike Director

/s/ MICHAEL J. ANGELAKIS	/s/ RANDAL K. QUARLES
Michael J. Angelakis Director	Randal K. Quarles Director

/s/ THOMAS J. BALTIMORE, JR.	/s/ DANIEL L. VASELLA
Thomas J. Baltimore, Jr. Director	Daniel L. Vasella Director

/s/ JOHN J. BRENNAN	/s/ NOEL WALLACE
John J. Brennan Director	Noel Wallace Director

/s/ THEODORE J. LEONSIS	/s/ LISA W. WARDELL
Theodore J. Leonsis Director	Lisa W. Wardell Director

/s/ DEBORAH P. MAJORAS	/s/ CHRISTOPHER D. YOUNG
Deborah P. Majoras Director	Christopher D. Young Director
February 6, 2026

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

	2025			2024			2023
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield
Interest-earning assets
Interest-bearing deposits in banks and other(b)
U.S.	$47,218	$2,157	4.6%	$43,425	$2,439	5.6%	$34,467	$1,895	5.5%
Non-U.S.	2,189	110	5.0	2,098	163	7.8	2,173	229	10.5
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	—	—	—	—	—	—	176	20	11.4
Short-term investment securities
U.S.	726	38	5.2	321	19	5.9	289	18	6.2
Non-U.S.	202	5	2.5	71	3	4.2	110	5	4.5
Card Member and Other loans, including Card Member loans HFS (c)
U.S.	135,597	20,722	15.3	121,701	18,793	15.4	105,819	15,656	14.8
Non-U.S.	19,224	2,512	13.1	17,224	2,302	13.4	15,258	2,041	13.4
Taxable investment securities (d)
U.S.	417	14	3.2	790	26	3.2	2,893	75	2.5
Non-U.S.	752	39	5.2	809	49	6.1	726	43	5.9
Non-taxable investment securities (d)
U.S.	23	1	5.7	22	1	5.8	22	1	5.6
Total interest-earning assets (e)	$206,348	$25,598	12.4%	$186,461	$23,795	12.8%	$161,933	$19,983	12.3%
U.S.	$183,981	$22,932		$166,259	$21,278		$143,490	$17,645
Non-U.S.	$22,367	$2,666		$20,202	$2,517		$18,443	$2,338
(a)Averages based on month-end balances.
(b)Interest income primarily reflects interest on deposits from banks and dividends on investments in Federal Reserve stock.
(c)Amounts for 2025 and 2024 include Card Member loans HFS and the associated interest income.
(d)Average yields for both taxable and non-taxable investment securities have been calculated using amortized cost balances and do not include changes in fair value recorded in other comprehensive loss. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent for 2025, 2024 and 2023.
(e)The average yield on total interest-earning assets is adjusted for the impacts of the items mentioned in footnote (d).

Years Ended December 31, (Millions, except percentages)	2025 Average Balance (a)	2024 Average Balance (a)	2023 Average Balance (a)
Non-interest-earning assets
Cash and due from banks
U.S.	$3,336	$3,370	$3,281
Non-U.S.	586	747	785
Card Member receivables, net
U.S.	36,901	33,046	34,269
Non-U.S.	22,878	25,003	23,182
Reserves for credit losses on Card Member and Other loans
U.S.	(5,555)	(5,070)	(3,978)
Non-U.S.	(442)	(421)	(409)
Other assets (b)
U.S.	21,905	18,808	17,414
Non-U.S.	5,929	6,068	5,940
Total non-interest-earning assets	85,538	81,551	80,484
U.S.	56,587	50,154	50,986
Non-U.S.	28,951	31,397	29,498
Total assets	291,886	268,012	242,417
U.S.	240,568	216,413	194,476
Non-U.S.	$51,318	$51,599	$47,941

Percentage of total average assets attributable to non-U.S. activities	17.6%	19.3%	19.8%
(a)Averages based on month-end balances.
(b)Includes other assets, less reserves for credit losses, and premises and equipment, net of accumulated depreciation and amortization.

	2025			2024			2023
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate
Interest-bearing liabilities
Customer deposits
U.S.
Savings accounts	$113,217	$4,025	3.6%	$101,705	$4,210	4.1%	$84,913	$3,320	3.9%
Checking accounts	2,536	41	1.6	1,677	29	1.7	1,189	37	3.1
Certificates of deposit	15,420	655	4.2	14,696	608	4.1	18,352	677	3.7
Sweep accounts	15,456	702	4.5	15,419	845	5.5	15,676	824	5.3
Non-U.S.
Certificates of deposit and other deposits	17	2	11.8	15	3	20.0	15	7	46.7
Short-term borrowings
U.S.	2	—	—	3	—	—	41	—	—
Non-U.S.	1,548	36	2.3	1,574	37	2.4	1,489	29	1.9
Long-term debt and other (b)
U.S.	55,136	2,758	5.0	50,905	2,503	4.9	44,283	1,929	4.4
Non-U.S.	271	15	5.5	230	17	7.4	244	26	10.7
Total interest-bearing liabilities	$203,603	$8,234	4.0%	$186,224	$8,252	4.4%	$166,202	$6,849	4.1%
U.S.	$201,767	$8,181		$184,405	$8,195		$164,454	$6,787
Non-U.S.	$1,836	$53		$1,819	$57		$1,748	$62

Non-interest-bearing liabilities
Accounts payable
U.S.	$6,078			$5,634			$5,609
Non-U.S.	8,037			7,554			6,806
Customer deposits(c)
U.S.	530			516			524
Non-U.S.	402			423			444
Other liabilities
U.S.	30,547			29,080			27,345
Non-U.S.	10,424			9,021			8,607
Total non-interest-bearing liabilities	56,018			52,228			49,335
U.S.	37,155			35,230			33,478
Non-U.S.	18,863			16,998			15,857
Total liabilities	259,621			238,452			215,537
U.S.	238,922			219,635			197,932
Non-U.S.	20,699			18,817			17,605
Total shareholders’ equity	32,265			29,560			26,880
Total liabilities and shareholders’ equity	$291,886			$268,012			$242,417

Percentage of total average liabilities attributable to non-U.S. activities	8.0%			7.9%			8.2%
Interest rate spread			8.4%			8.4%			8.2%
Net interest income and net average yield on interest-earning assets(d)		$17,364	8.4%		$15,543	8.3%		$13,134	8.1%
(a)Averages based on month-end balances.
(b)Interest expense primarily reflects interest on long-term financing and interest incurred on derivative instruments in qualifying hedging relationships on the hedged debt instruments.
(c)U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $469 million, $463 million and $474 million for 2025, 2024 and 2023, respectively. Non-U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $412 million, $420 million and $441 million for 2025, 2024 and 2023, respectively.
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

	2025 Versus 2024			2024 Versus 2023
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
Years Ended December 31, (Millions)	Average Volume(b)	Average Rate(c)	Net Change	Average Volume(b)	Average Rate(c)	Net Change
Interest-earning assets
Interest-bearing deposits in banks and other
U.S.	$213	$(495)	$(282)	$493	$51	$544
Non-U.S.	7	(60)	(53)	(8)	(58)	(66)
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	—	—	—	(20)	—	(20)
Short-term investment securities
U.S.	24	(5)	19	2	(1)	1
Non-U.S.	6	(4)	2	(2)	—	(2)
Card Member and Other loans, including Card Member loans HFS
U.S.	2,146	(217)	1,929	2,350	787	3,137
Non-U.S.	267	(57)	210	263	(2)	261
Taxable investment securities
U.S.	(12)	—	(12)	(54)	5	(49)
Non-U.S.	(3)	(7)	(10)	5	1	6
Change in interest income	2,648	$(845)	$1,803	$3,029	$783	$3,812
Interest-bearing liabilities
Customer deposits
U.S.
Savings accounts	$477	$(662)	$(185)	$657	$233	$890
Checking accounts	15	(3)	12	15	(23)	(8)
Certificates of deposit	30	17	47	(135)	66	(69)
Sweep accounts	2	(145)	(143)	(14)	35	21
Non-U.S.
Certificates of deposit & Other deposits	—	(1)	(1)	—	(4)	(4)
Short-term borrowings
Non-U.S.	(1)	—	(1)	2	6	8
Long-term debt and other
U.S.	208	47	255	288	286	574
Non-U.S.	3	(5)	(2)	(1)	(8)	(9)
Change in interest expense	734	(752)	(18)	812	591	1,403
Change in net interest income	$1,914	$(93)	$1,821	$2,217	$192	$2,409
(a)Refer to footnotes from “Distribution of Assets, Liabilities and Shareholders’ Equity” for additional information.
(b)Represents the change in volume multiplied by the prior year rate.
(c)Represents the sum of the change in rate multiplied by the prior year volume and the change in rate multiplied by the change in volume.

Weighted average yields and contractual maturities for AFS debt securities with stated maturities
The following table presents weighted average yields by contractual maturities for AFS debt securities with stated maturities as of December 31, 2025:

Weighted average yield (a)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Total
State and municipal obligations	—%	5.77%	5.69%	2.25%	3.65%
U.S. Government agency obligations	—	—	—	3.04	3.05
U.S. Government treasury obligations	4.33	4.11	—	—	4.24
Mortgage-backed securities	—	—	—	4.14	4.18
Foreign government bonds and obligations	5.55	5.27	—	—	5.55
Other	2.43%	3.43%	2.75%	—%	2.99%
(a)Weighted average yields for investment securities have been calculated using the effective yield on the date of purchase. Yields on tax-exempt investment securities have been computed on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent.

Maturities and Sensitivities to Changes in Interest Rates
The following table presents contractual maturities of loans and Card Member receivables by customer type, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements. The information is presented excluding amounts associated with Card Member loans HFS as of December 31, 2025.

December 31, (Millions)	2025
	Within 1 year (a)	1-5 years (b) (c)	5-15 years (c)	After 15 years (c)	Total
Loans
Consumer	$116,216	$1,503	$—	$—	$117,719
Small Business	33,573	501	—	—	34,074
Corporate	39	—	—	—	39
Other	1,820	9,004	76	28	10,928
Total loans	$151,648	$11,008	$76	$28	$162,760

Loans due after one year at fixed interest rates
Consumer		$1,503	$—	$—	$1,503
Small Business		501	—	—	501
Other		8,986	5	28	9,019
Loans due after one year at variable interest rates
Other		18	71	—	89
Total loans		$11,008	$76	$28	$11,112

Card Member receivables
Consumer	$26,430	$175	$—	$—	$26,605
Small Business	19,278	280	—	—	19,558
Corporate	15,868	—	—	—	15,868
Total Card Member receivables	$61,576	$455	$—	$—	$62,031
(a)Card Member loans have no stated maturity and are therefore included in the due within one year category. However, many of our Card Members will revolve their balances, which may extend their repayment period beyond one year for balances outstanding as of December 31, 2025. Card Member receivables are due upon receipt of Card Member statements and have no stated interest rate and are therefore included in the due within one year category.
(b)Card Member loans and receivables due after one year represent modification programs offered to Card Members experiencing financial difficulties wherein a long-term concession (more than 12 months) has been granted to the borrower.
(c)Other loans due after one year represents installment loans.

Credit Quality Indicators for Loans and Card Member Receivables
The following table summarizes the ratio of all loans and Card Member receivables categories. The information is presented excluding amounts associated with Card Member loans HFS.

Years Ended December 31, (Millions, except percentages and where indicated)	2025	2024
Card Member loans
Consumer
Net write-offs — principal less recoveries	$2,328	$2,200
Net write-offs — interest and fees	$557	$511
Average consumer loans (billions) (a)	$109.2	$100.0
Principal only net write-offs / average consumer loans outstanding (b)	2.1%	2.2%
Principal, interest and fees net write-offs / average consumer loans outstanding (b)	2.6%	2.7%
Small Business
Net write-offs — principal less recoveries	$849	$694
Net write-offs — interest and fees	$134	$110
Average small business loans (billions) (a)	$33.7	$30.7
Principal only net write-offs / average small business loans outstanding (b)	2.5%	2.3%
Principal, interest and fees net write-offs / average small business loans outstanding (b)	2.9%	2.6%

Other loans
Net write-offs — principal less recoveries	$198	$180
Net write-offs — interest and fees	$9	$7
Average Other loans (billions) (a)	$10.1	$8.1
Principal only net write-offs / average Other loans outstanding (b)	2.0%	2.2%
Principal, interest and fees net write-offs / average Other loans outstanding (b)	2.0%	2.3%

Card Member receivables
Consumer
Net write-offs — principal less recoveries	$266	$274
Net write-offs — fees	$26	$25
Average consumer receivables (billions) (a)	$24.4	$23.6
Principal only net write-offs / average consumer receivables outstanding (b)	1.1%	1.2%
Principal and fees net write-offs / average consumer receivables outstanding (b)	1.2%	1.3%
Small Business
Net write-offs — principal less recoveries	$337	$355
Net write-offs — fees	$32	$32
Average small business receivables (billions) (a)	$19.0	$18.9
Principal only net write-offs / average small business receivables outstanding (b)	1.8%	1.9%
Principal and fees net write-offs / average small business receivables outstanding (b)	1.9%	2.0%
Corporate
Net write-offs — principal and fees less recoveries	$84	$87
Average corporate receivables (billions) (a)	$16.5	$15.7
Principal and fees net write-offs / average corporate receivables outstanding (b)	0.5%	0.6%

Reserve for credit losses	$6,412	$6,044
Non-accrual loans (c)	$664	$619
Reserve for credit losses as a percentage of total loans and Card Member receivables (d)	2.9%	2.9%
Non-accrual loans as a percentage of total loans (d)	0.4%	0.4%
Reserve for credit losses as a percentage of non-accrual loans (e)	939.2%	949.6%
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

Allocation of Reserve for Credit Losses
The following table shows the reserve for credit losses allocated to Card Member loans (excluding Card Member loans HFS as of December 31, 2025 and 2024, respectively), Card Member receivables and Other loans.

December 31,	2025		2024
(Millions, except percentages) Reserve for credit losses at end of year applicable to	Amount	Percentage (a)	Amount	Percentage (a)
Card Member loans	$5,909	92%	$5,679	94%
Card Member receivables	180	3	171	3
Other loans	323	5	194	3
Total Reserve for credit losses	$6,412	100%	$6,044	100%
(a)Percentage of reserve for credit losses on Card Member loans, Card Member receivables and Other loans to the total reserve.
Uninsured Customer Deposits
Our U.S. deposits are insured up to $250,000 per depositor, per ownership category through the FDIC. Our non-U.S. deposits are insured as per regulatory rules in the respective jurisdictions. As of December 31, 2025 and 2024, we had total deposits of $152.5 billion and $139.4 billion, respectively, of which approximately $13.0 billion and $12.4 billion, respectively, were uninsured.
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

	By remaining maturity as of December 31, 2025
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. (a)	$173	$50	$342	$310	$875
Non U.S. (b)	$1	$5	$4	$1	$11
(a)We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to $250,000 per depositor, per ownership category through the FDIC.
(b)Includes time deposits in certain of our Non-U.S. offices that exceed the insurance limit as defined by the regulatory rules in individual markets.