Form 10-Q
period 2026-03-31
AMERICAN EXPRESS CO
filed 2026-04-23
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2026
Common Shares (par value $0.20 per share)	682,326,443	Shares

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
We have updated our presentation and disclosure of Card Member loans and Card Member receivables to present them on a combined basis as Card balances. Results for the first quarter of 2026 and prior periods have been reclassified to conform to the new presentation. Previously, Card Member loans represented balances on our credit card products and revolve-eligible balances on our charge card products, which included balances that Card Members paid in full as well as balances that Card Members paid over time with interest, and Card Member receivables represented balances on our charge card products that need to be paid in full on or before the Card Member’s payment due date. The updated Card balances presentation includes both revolve-eligible balances and balances that need to be paid in full, reflecting the evolution of our card products over time, primarily due to the expansion of lending features on our charge card portfolio, and is more consistent with industry convention. This presentation change has no impact on the recognition or measurement of outstanding Card balances and associated reserves for credit losses.
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
Bank Holding Company
American Express is a bank holding company under the Bank Holding Company Act of 1956 and the Board of Governors of the Federal Reserve System (the Federal Reserve) is our primary federal regulator. As such, we are subject to the Federal Reserve’s regulations, policies and minimum capital standards. See “Certain Legislative, Regulatory and Other Developments” for further information. We are also subject to evolving and extensive government regulation and supervision in jurisdictions around the world.

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended March 31,		Change 2026 vs. 2025
(Millions, except percentages, per share amounts and where indicated)	2026	2025
Selected Income Statement Data
Total revenues net of interest expense	$18,907	$16,967	$1,940	11%
Total revenues net of interest expense (FX-adjusted) (a)		17,210	1,697	10
Provisions for credit losses	1,251	1,150	101	9
Total expenses	13,878	12,487	1,391	11
Pretax income	3,778	3,330	448	13
Income tax provision	807	746	61	8
Net income	2,971	2,584	387	15
Earnings per common share — diluted (b)	$4.28	$3.64	$0.64	18%

Selected Balance Sheet and Common Share Data
Cash and cash equivalents	$53,757	$52,508	$1,249	2%
Total Card balances and Other loans	224,160	207,384	16,776	8
Total Card balances and Other loans (FX-adjusted) (a)		208,827	15,333	7
Average Card balances and Other loans	222,813	204,760	18,053	9%
Customer deposits	157,948	146,396	11,552	8
Long-term debt	$58,750	$51,236	$7,514	15
Average common shares outstanding — diluted	686	702	(16)	(2)
Cash dividends declared per common share	$0.95	$0.82	$0.13	16%

Selected Metrics and Ratios
Network volumes (billions)	$486.3	$439.6	$47	11%
Billed business (billions)	$428.0	387.4	41	10
Billed business (billions) (FX-adjusted) (a)		$393.6	$34	9%
Net interest yield (c)	8.4%	8.2%
Card balances
Net write-off rate — principal, interest and fees (d)	2.3%	2.4%
Net write-off rate — principal only — consumer and small business (d)(e)	2.0%	2.1%
30+ days past due as a % of total — consumer and small business	1.3%	1.3%
90+ days past billing as a % of total — corporate (f)	0.4%	0.4%
Effective tax rate	21.4%	22.4%
Return on average equity (g)	35.2%	33.6%
Common Equity Tier 1	10.5%	10.7%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared). FX-adjusted Total revenues net of interest expense and Total Card balances and Other loans are non-GAAP measures. We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.
(b)Reflects net income, less (i) earnings allocated to participating share awards of $19 million and $18 million for the three months ended March 31, 2026 and 2025, respectively, and (ii) dividends on preferred shares of $14 million for both the three months ended March 31, 2026 and 2025.
(c)Represents net interest income, computed on an annualized basis, divided by average Card balances, Card balances held for sale (HFS) and Other loans.
(d)We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, as our practice is to include uncollectible interest and/or fees as part of our total provision for credit losses, a net write-off rate including principal, interest and/or fees is also presented.
(e)A net write-off rate based on principal losses only is not available for corporate Card balances due to system constraints.
(f)For corporate Card balances, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card balance is classified as 90 days past billing. Corporate Card balances delinquency data for periods other than 90+ days past billing and the net write-off rate based on principal losses only are not available due to system constraints.
(g)Return on average equity (ROE) is calculated by dividing (i) annualized net income for the period by (ii) average shareholders’ equity for the period.

Business Performance
We delivered strong results for the first quarter of 2026, reflecting continued momentum across the business and execution of our proven growth strategy. We had strong engagement on our refreshed U.S. Platinum products, expanded our membership assets with new and renewed partnerships, and furthered the development of our artificial intelligence (AI) capabilities in the quarter. Net income for the first quarter was $3.0 billion, or $4.28 per share, compared with net income of $2.6 billion, or $3.64 per share, a year ago.
Billed business growth accelerated to 10 percent year-over-year (9 percent FX-adjusted).1 G&S spend grew 10 percent (8 percent FX-adjusted), driven by continued momentum in retail spending. T&E spend grew 12 percent (9 percent FX-adjusted), reflecting sustained strength in restaurant and acceleration in airline spend, although we saw airline spend soften in the last few weeks of the quarter with travel disruptions from the Middle East conflict.1 Overall transaction growth of 10 percent for the quarter reflects continued strong engagement from our customers.
U.S. Consumer Services billed business grew 10 percent, with continued momentum in spending by Millennial and Gen-Z Card Members, our largest and fastest-growing cohort. Growth also reflected engagement across our premium card portfolios, including an acceleration in U.S. Platinum spend. Commercial Services billed business grew 4 percent, reflecting continued modest growth from U.S. small and mid-sized enterprise (SME) Card Members. Commercial Services included billed business from small business cobrand held-for-sale portfolios, which will be exited over the course of the year. Billed business for International Card Services, our fastest-growing segment, grew 20 percent (13 percent FX-adjusted), driven by continued strong growth in spend across geographies and customer types outside the United States.1
Total revenues net of interest expense increased 11 percent (10 percent FX-adjusted).1 Growth in billed business drove a 9 percent increase in Discount revenue, our largest revenue line. Net card fees grew 18 percent, reflecting high levels of new card acquisitions, strong Card Member retention and our ongoing cycle of product refreshes. Net interest income grew 13 percent, primarily reflecting growth in balances and net yield expansion.
Card balances and Other loans increased 8 percent, in line with recent trends. Provisions for credit losses increased, primarily due to higher net write-offs and a lower reserve release in the current period. The reserve release in the current period was primarily driven by a sequential decrease in Card balances; reserves for credit losses reflect uncertainty in the macroeconomic environment. Net write-off and delinquency rates remained stable and best-in-class, supported by our premium customer base.
Growth in Card Member rewards, Card Member services and Business development expenses were driven by volumes, usage and enhancements we made to the value propositions of our refreshed U.S. Platinum cards. Marketing expense was relatively flat year-over-year. We plan to continue to invest in growth initiatives, including acquiring high spending, high credit-quality customers. Operating expense growth continues to reflect our investments in our colleagues and technology to support business growth. We remain focused on driving marketing and operating expense efficiencies over time.
During the first quarter, we maintained our Common Equity Tier 1 (CET1) capital ratio within our target range of 10 to 11 percent and returned $2.3 billion of capital to our shareholders in the form of share repurchases and common stock dividends. We plan to continue to return to shareholders the excess capital we generate while managing our CET1 capital ratio within our target range and supporting balance sheet growth. Our robust capital, funding and liquidity positions provide us with significant flexibility to maintain a strong balance sheet.
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

Results of Operations
The discussions in both “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three months ended March 31, 2026 compared to the same period in the prior year, as presented in the accompanying tables.
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended March 31,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025
Discount revenue	$9,512	$8,743	$769	9%
Net card fees	2,752	2,333	419	18
Service fees and other revenue	1,951	1,722	229	13
Total non-interest revenues	14,215	12,798	1,417	11
Total interest income	6,665	6,135	530	9
Total interest expense	1,973	1,966	7	—
Net interest income	4,692	4,169	523	13
Total revenues net of interest expense	$18,907	$16,967	$1,940	11%
Total Revenues Net of Interest Expense
Discount revenue increased, driven by an increase in billed business of 10 percent, partially offset by lower average merchant discount rates primarily due to shifts in geographic and merchant spend mix. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased, primarily driven by growth in our premium card portfolios. See Table 5 for more details on proprietary new card acquisitions, proprietary cards-in-force and average fee per card.
Service fees and other revenue increased, primarily driven by increases in foreign-exchange related revenues associated with Card Member cross-currency spending, network partnership revenue and loyalty coalition-related fees.
Interest income increased, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense was relatively flat, reflecting growth in customer deposits and long-term debt, offset by lower interest rates paid on customer deposits.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended March 31,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025
Card balances
Net write-offs	$1,213	$1,165	$48	4%
Reserve build (release) (a)	(26)	(118)	92	78
Total	1,187	1,047	140	13
Other
Net write-offs — Other loans	57	55	2	4
Net write-offs — Other	5	3	2	67
Reserve build (release) — Other loans (a)	(9)	50	(59)	#
Reserve build (release) — Other (a)	11	(5)	16	#
Total	64	103	(39)	(38)
Total provisions for credit losses	$1,251	$1,150	$101	9%
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
Provisions for Credit Losses
Provision for Card balance credit losses increased, primarily due to a lower reserve release in the current period and higher net write-offs. The reserve release in the current period was primarily driven by a sequential decrease in Card balances. The reserves reflect uncertainty in the macroeconomic environment. The reserve release for the prior period reflected the quality of our premium customer base and the macroeconomic outlook.
Provision for other credit losses decreased, primarily due to a lower reserve build in the current period, partially offset by higher net write-offs. The reserve build in the current period was primarily related to partner obligations. The reserve build in the prior period was primarily driven by a sequential increase in other loans outstanding.

Table 4: Expenses Summary

	Three Months Ended March 31,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025
Card Member rewards	$4,891	$4,378	$513	12%
Business development	1,591	1,529	62	4
Card Member services	1,975	1,328	647	49
Marketing	1,480	1,486	(6)	—
Salaries and employee benefits	2,482	2,120	362	17
Other, net	1,459	1,646	(187)	(11)
Total expenses	$13,878	$12,487	$1,391	11%
Expenses
Card Member rewards expense increased, driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $353 million, and cobrand rewards expense of $160 million, all of which were primarily driven by higher billed business. The increase in Membership Rewards expense was also driven by changes to the Membership Rewards program for U.S. Business Platinum cards.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 97 percent (rounded up) and 96 percent (rounded down) as of March 31, 2026 and 2025, respectively.
Business development expense increased, primarily due to increased partner payments and higher client incentives and loyalty coalition-related costs, partially offset by a reserve release related to the allocation of revenue to a joint venture partner as a result of a final arbitration award.
Card Member services expense increased, primarily due to higher usage of Card Member benefits and the new U.S. Platinum benefits.
Marketing expense was relatively flat, reflecting consistent levels of spending on customer acquisition and brand advertising.
Salaries and employee benefits expense increased, primarily driven by higher compensation and incentive costs.
Other expenses decreased, primarily driven by a release of a reserve associated with international non-income tax, a gain recognized in the current period for the remeasurement of our ownership interest in our Switzerland joint venture (Swisscard AECS GmbH) resulting from our purchase of the remaining share of the joint venture and gains on Amex Ventures investments, partially offset by higher technology costs and foreign-exchange related losses.

Income Taxes
The effective tax rate was 21.4 percent and 22.4 percent for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate primarily reflected discrete tax benefits in the current period.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2026 vs. 2025
	2026	2025
Network volumes (billions)	$486.3	$439.6	11%
Billed business	$428.0	$387.4	10
Cards-in-force (millions)	153.9	147.5	4
Proprietary cards-in-force	87.2	84.6	3
Basic cards-in-force (millions)	130.1	124.2	5
Proprietary basic cards-in-force	67.2	65.1	3
Average proprietary basic Card Member spending (dollars)	$6,393	$5,987	7
Average fee per card (dollars) (a)	$127	$111	14%
Proprietary new cards acquired (millions)	3.1	3.4
Discount revenue as a % of Billed business	2.22%	2.26%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
Table 6: Network Volumes-Related Statistical Information

	Three Months Ended March 31, 2026
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Network volumes	11%	9%
Total billed business	10	9
U.S. Consumer Services	10
Commercial Services	4	4
International Card Services	20	13

Merchant industry billed business metrics
G&S spend (71% of billed business)	10	8
T&E spend (29% of billed business)	12%	9%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025
Card balances	$213,311	$197,706	8%
Credit loss reserves:
Beginning reserves	$6,089	$5,850	4
Provisions — principal, interest and fees	1,187	1,047	13
Net write-offs — principal, interest and fees, less recoveries	(1,213)	(1,165)	4
Other (a)	1	8	(88)
Ending reserves	$6,065	$5,740	6
% of Card balances	2.8%	2.9%
% of past due — consumer and small business	234%	240%
Average Card balances	211,897	195,262	9%
Net write-off rate — principal, interest and fees (b)	2.3%	2.4%
Net write-off rate — principal only — consumer and small business (b)(c)	2.0%	2.1%
30+ days past due as a % of total — consumer and small business	1.3%	1.3%
90+ days past billing as a % of total — corporate (d)	0.4%	0.4%
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
(c)A net write-off rate based on principal losses only is not available for corporate Card balances due to system constraints.
(d)For corporate Card balances, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card balance is classified as 90 days past billing. Corporate Card balances delinquency data for periods other than 90+ days past billing and the net write-off rate based on principal losses only are not available due to system constraints.

Business Segment Results of Operations
U.S. Consumer Services
Table 8: USCS Selected Income Statement Data

	Three Months Ended March 31,		Change
(Millions, except percentages)	2026	2025	2026 vs. 2025
Revenues
Non-interest revenues	$5,803	$5,243	$560	11%
Interest income	4,072	3,763	309	8
Interest expense	751	757	(6)	(1)
Net interest income	3,321	3,006	315	10
Total revenues net of interest expense	9,123	8,249	874	11
Provisions for credit losses	631	631	—	—
Total revenues net of interest expense after provisions for credit losses	8,493	7,618	875	11
Expenses
Card Member rewards, business development and Card Member services	4,605	3,882	723	19
Marketing	764	765	(1)	—
Salaries and employee benefits and other operating expenses	1,367	1,239	128	10
Total expenses	6,736	5,886	850	14
Pretax segment income	$1,757	$1,732	$25	1%
U.S. Consumer Services (USCS) issues a wide range of proprietary consumer cards and provides services to U.S. consumers, including travel and lifestyle services as well as banking and non-card financing products. USCS also manages our reservation and dining platform that provides digital tools for restaurants and venues and reservation bookings for diners and other registered users.
Total Revenues Net of Interest Expense
Non-interest revenues increased, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 10 percent, primarily driven by an increase in U.S. consumer billed business. See Tables 5, 6, and 9 for more details on billed business performance.
Net card fees increased 18 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue decreased 5 percent, primarily driven by a prior year discrete revenue adjustment related to certain cash advance fees, partially offset by higher travel commissions and fees from our consumer travel business.
Interest income increased, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense was relatively flat, reflecting lower interest rates, offset by higher cost of funds due to segment net asset growth.
Provisions for Credit Losses
Provision for Card balance credit losses increased, primarily due to a lower reserve release in the current period, partially offset by lower net write-offs. The reserve release in the current period was primarily driven by a sequential decrease in Card balances. Our reserves for the prior period reflected the quality of our customer base and the macroeconomic outlook.
Provision for other credit losses decreased, primarily due to a lower reserve build in the current period, partially offset by higher net write-offs. The reserve build in the current period was primarily related to partner obligations. The reserve build in the prior period was primarily driven by a sequential increase in other loans outstanding.

Expenses
Total expenses increased, primarily driven by higher Card Member services, Card Member rewards and Salaries and employee benefits and other operating expenses.
Card Member rewards expense increased, primarily driven by increases in Membership Rewards and cobrand rewards expenses, both of which were primarily driven by higher billed business.
Business development expense increased, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased, primarily due to new U.S. Platinum benefits and higher usage of Card Member benefits.
Marketing expense was relatively flat, reflecting consistent levels of spending on customer acquisition and brand advertising.
Salaries and employee benefits and other operating expenses increased, primarily due to an increase in allocated service costs and compensation costs.

Table 9: USCS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2026 vs. 2025
(Millions, except percentages and where indicated)	2026	2025
Billed business (billions)	$180.2	$164.3	10%
Proprietary cards-in-force	48.7	46.8	4
Proprietary basic cards-in-force	34.6	33.0	5
Average proprietary basic Card Member spending (dollars)	$5,248	$5,014	5
Total segment assets	$119,517	$110,886	8
Total Card balances	$110,849	$102,896	8
Average Card balances	$110,664	$103,237	7%
Net write-off rate — principal, interest and fees (a)	2.4%	2.7%
Net write-off rate — principal only (a)	1.9%	2.2%
30+ days past due as a % of total	1.3%	1.3%
(a)Refer to Table 7 footnote (b).

Commercial Services
Table 10: CS Selected Income Statement Data

	Three Months Ended March 31,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025
Revenues
Non-interest revenues	$3,408	$3,265	$143	4%
Interest income	1,345	1,202	143	12
Interest expense	432	432	—	—
Net interest income	913	770	143	19
Total revenues net of interest expense	4,321	4,035	286	7
Provisions for credit losses	380	329	51	16
Total revenues net of interest expense after provisions for credit losses	3,941	3,706	235	6
Expenses
Card Member rewards, business development and Card Member services	1,986	1,746	240	14
Marketing	311	337	(26)	(8)
Salaries and employee benefits and other operating expenses	828	787	41	5
Total expenses	3,126	2,870	256	9
Pretax segment income	$816	$836	$(20)	(2)%
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
Discount revenue increased 3 percent, primarily driven by an increase in commercial billed business. See Tables 5, 6, and 11 for more details on billed business performance.
Net card fees increased 10 percent, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 9 percent, primarily driven by higher travel commissions and fees, delinquency fees and foreign-exchange related revenues associated with Card Member cross-currency spending.
Interest income increased, primarily driven by higher interest rates and growth in revolving loan balances.
Interest expense was relatively flat, reflecting higher cost of funds due to segment net asset growth, offset by lower interest rates.
Provisions for Credit Losses
Provision for Card balance credit losses increased, primarily due to a reserve build in the current period versus a reserve release in the prior period and higher net write-offs. The reserve build in the current period was primarily driven by higher delinquencies. The reserve release in the prior period reflected the quality of our customer base.
Provision for other credit losses decreased, primarily due to a reserve release in the current period versus a reserve build in the prior period and lower net write-offs. The reserve release in the current period was primarily driven by the performance of small business loans. The reserve build in the prior period was primarily driven by a sequential increase in other loans outstanding.

Expenses
Total expenses increased, primarily driven by higher Card Member rewards, Card Member services, Business development and Salaries and employee benefits and other operating expenses.
Card Member rewards expense increased, primarily driven by higher Membership Rewards expense due to changes to the Membership Rewards program for U.S. Business Platinum cards and higher billed business, as well as higher cobrand rewards expense driven by higher billed business.
Business development expense increased, primarily due to higher client incentives, which were driven by higher billed business.
Card Member services expense increased, primarily due to the new U.S. Business Platinum benefits.
Marketing expense decreased, reflecting lower levels of spending on customer acquisitions and other growth initiatives.
Salaries and employee benefits and other operating expenses increased, primarily due to an increase in allocated service costs.

Table 11: CS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2026 vs. 2025
(Millions, except percentages and where indicated)	2026	2025
Billed business (billions)	$134.4	$129.2	4%
Proprietary cards-in-force	15.3	15.5	(1)
Average Card Member spending (dollars)	$8,793	$8,380	5
Total segment assets	$66,076	$62,012	7
Total Card balances	$58,754	$57,412	2
Average Card balances	$57,283	$55,538	3%
Net write-off rate — principal, interest and fees (a)	2.4%	2.2%
Net write-off rate — principal only — small business (a)(b)	2.5%	2.4%
30+ days past due as a % of total — small business	1.6%	1.5%
90+ days past billing as a % of total — corporate (b)	0.4%	0.4%
(a)Refer to Table 7 footnote (b).
(b)Refer to Table 7 footnote (d).

International Card Services
Table 12: ICS Selected Income Statement Data

	Three Months Ended March 31,		Change
(Millions, except percentages)	2026	2025	2026 vs. 2025
Revenues
Non-interest revenues	$3,164	$2,646	$518	20%
Interest income	728	596	132	22
Interest expense	360	306	54	18
Net interest income	367	290	77	27
Total revenues net of interest expense	3,532	2,936	596	20
Provisions for credit losses	238	192	46	24
Total revenues net of interest expense after provisions for credit losses	3,294	2,744	550	20
Expenses
Card Member rewards, business development and Card Member services	1,551	1,312	239	18
Marketing	332	300	32	11
Salaries and employee benefits and other operating expenses	630	751	(121)	(16)
Total expenses	2,513	2,363	150	6
Pretax segment income	$781	$381	$400	# %
# Denotes a variance of 100 percent or more
International Card Services (ICS) issues a wide range of proprietary consumer, small business and corporate cards outside the United States. ICS also provides services to our international customers, including travel and lifestyle services, and manages certain international joint ventures and our loyalty coalition business.
On January 12, 2026, we acquired our partner’s interest in our Switzerland joint venture, resulting in Swisscard becoming a wholly owned subsidiary with its financial results reflected within the respective report lines across our financial statements. Prior to the acquisition date, we accounted for Swisscard under the equity method, with our share of Swisscard’s net income reported within Service fees and other revenue.
Total Revenues Net of Interest Expense
Non-interest revenues increased, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 18 percent (11 percent FX-adjusted), primarily reflecting an increase in billed business. See Tables 5, 6, and 13 for more details on billed business performance.2
Net card fees increased 22 percent (15 percent FX-adjusted), primarily driven by growth in our premium card portfolios.2
Service fees and other revenue increased 21 percent (11 percent FX-adjusted). The current year reflected higher foreign-exchange related revenues associated with Card Member cross-currency spending, including such revenues now included from Swisscard, and higher loyalty coalition-related fees. The prior year reflected revenues previously earned from Swisscard as a joint venture.2
Interest income increased, primarily driven by growth in revolving loan balances, partially offset by lower interest rates.
Interest expense increased, primarily driven by higher cost of funds due to segment net asset growth, partially offset by lower interest rates.
Provisions for Credit Losses
Provision for Card balance credit losses increased, primarily due to higher net write-offs, partially offset by a lower reserve build in the current period. The reserve builds in both periods were primarily driven by higher delinquencies.
2 Refer to footnote 1 on page 3 for details regarding foreign currency adjusted information.

Expenses
Total expenses increased, primarily driven by higher Card Member rewards and Card Member services expenses.
Card Member rewards expense increased, primarily driven by increases in Membership Rewards and cobrand rewards expenses, both of which were primarily driven by higher billed business.
Business development expense decreased, primarily due to a reserve release related to the allocation of revenue to a joint venture partner as a result of the final arbitration award, partially offset by higher loyalty coalition-related costs.
Card Member services expense increased, primarily due to growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased, reflecting higher levels of spending on customer acquisition and other growth initiatives, including such expenses now included from Swisscard.
Salaries and employee benefits and other operating expenses decreased, primarily driven by a release of a reserve associated with international non-income tax and the previously mentioned gain on acquisition of the remaining share of Swisscard, partially offset by higher allocated service costs and increased compensation costs, including such expenses now included from Swisscard.

Table 13: ICS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2026 vs. 2025
(Millions, except percentages and where indicated)	2026	2025
Billed business (billions)	$111.7	$92.9	20%
Proprietary cards-in-force	23.2	22.3	4
Proprietary basic cards-in-force	17.4	16.7	4
Average proprietary basic Card Member spending (dollars)	$6,452	$5,619	15
Total segment assets	$50,180	$42,620	18
Total Card balances	$43,708	$37,398	17
Average Card balances	$43,950	$36,487	20%
Net write-off rate — principal, interest and fees (a)	2.0%	1.8%
Net write-off rate — principal only — consumer and small business (a)(b)	1.8%	1.7%
30+ days past due as a % of total — consumer and small business	1.2%	1.1%
90+ days past billing as a % of total — corporate (b)	0.4%	0.4%
(a)Refer to Table 7 footnote (b).
(b)Refer to Table 7 footnote (d).

Global Merchant and Network Services
Table 14: GMNS Selected Income Statement and Other Data

	Three Months Ended March 31,		Change 2026 vs. 2025
(Millions, except percentages and where indicated)	2026	2025
Revenues
Non-interest revenues	$1,825	$1,660	$165	10%
Interest income	10	12	(2)	(17)
Interest expense	(169)	(143)	(26)	(18)
Net interest income	180	155	25	16
Total revenues net of interest expense	2,004	1,815	189	10
Provisions for credit losses	4	(2)	6	#
Total revenues net of interest expense after provisions for credit losses	2,000	1,817	183	10
Expenses
Business development and Card Member services	306	283	23	8
Marketing	65	76	(11)	(14)
Salaries and employee benefits and other operating expenses	514	468	46	10
Total expenses	885	827	58	7
Pretax segment income	1,115	990	125	13
Network volumes (billions)	486.3	439.6	$47	11
Total segment assets	$19,353	$18,083		7%
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
Total Revenues Net of Interest Expense
Non-interest revenues increased, primarily driven by higher Service fees and other revenue and Discount revenue.
Discount revenue increased 7 percent, driven by an increase in billed business, partially offset by lower average merchant discount rates, primarily due to shifts in geographic and merchant spend mix. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 14 percent, primarily driven by increases in network partnership revenues and foreign-exchange related revenues associated with Card Member cross-currency spending.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income increased, primarily due to higher interest expense credit, which was primarily driven by an increase in average merchant payables, partially offset by lower interest rates in international markets.
Expenses
Total expenses increased, primarily driven by higher Salaries and employee benefits and other operating expenses.
Business development expense increased, primarily due to increased partner payments driven by higher network volumes.
Marketing expense decreased, primarily due to lower spend on merchant engagement and other growth initiatives.
Salaries and employee benefits and other operating expenses increased, primarily driven by higher compensation costs.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $691 million and $609 million for the three months ended March 31, 2026 and 2025, respectively. The increase in the pretax loss was primarily driven by higher compensation and foreign-exchange losses, partially offset by gains on Amex Ventures investments.
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
We seek to maintain capital levels and ratios in excess of our minimum regulatory requirements, specifically within a 10 to 11 percent target range for American Express Company’s CET1 risk-based capital ratio.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of American Express National Bank (AENB), as of March 31, 2026:
Table 15: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of March 31, 2026
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.5%
American Express National Bank		11.0
Tier 1	8.5
American Express Company		11.1
American Express National Bank		11.0
Total	10.5
American Express Company		13.2
American Express National Bank		13.1
Tier 1 Leverage	4.0
American Express Company		9.7
American Express National Bank		8.7
Supplementary Leverage Ratio	3.0%
American Express Company		8.2
American Express National Bank		7.3%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company’s regulatory risk-based capital and risk-weighted assets as of March 31, 2026:
Table 16: Regulatory Risk-Based Capital Components and Risk-Weighted Assets

American Express Company ($ in Millions)	March 31, 2026
Risk-Based Capital
Common Equity Tier 1	$27,523
Tier 1 Capital	29,141
Tier 2 Capital	5,570
Total Capital	34,711

Risk-Weighted Assets	262,924
Average Total Assets to calculate the Tier 1 Leverage Ratio	301,879
Total Leverage Exposure to calculate the Supplementary Leverage Ratio	$356,176
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

Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowable allowance for credit losses and $2,250 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $2,250 million of eligible subordinated notes includes the $500 million subordinated debt issued in February 2026, the $500 million subordinated debt issued in April 2024, the $500 million subordinated debt issued in July 2023 and the $750 million subordinated debt issued in May 2022.
Tier 1 Leverage Ratio — Calculated as Tier 1 capital divided by average total consolidated assets for the most recent quarter. Average total consolidated assets reflect quarterly average assets adjusted for applicable regulatory deductions from Tier 1 capital.
Supplementary Leverage Ratio — Calculated as Tier 1 capital divided by total leverage exposure. Total leverage exposure includes average on-balance sheet assets and certain off-balance sheet exposures, adjusted for applicable regulatory deductions from Tier 1 capital.
We continue to include accumulated other comprehensive income (loss) in regulatory capital.
We are subject to annual supervisory stress testing conducted by the Federal Reserve. We submitted our annual capital plan to the Federal Reserve in April 2026. On February 4, 2026, the Federal Reserve announced that it is maintaining SCB requirements for firms at their current levels until 2027. As a result, absent further action from the Federal Reserve, we will continue to be subject to our current SCB requirement of 2.5 percent through September 30, 2027.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three months ended March 31, 2026, we returned $2,316 million to our shareholders in the form of share repurchases of $1,664 million and common stock dividends of $652 million. We repurchased 5.3 million common shares at an average price of $311.04 in the first quarter of 2026. These share repurchase and common stock dividend amounts collectively represent approximately 78 percent of net income available to common shareholders during the three months ended March 31, 2026.
In addition, during the three months ended March 31, 2026, we paid $14 million in dividends on non-cumulative perpetual preferred shares outstanding.
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

Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of March 31, 2026 and December 31, 2025:
Table 17: Summary of Customer Deposits and Consolidated Debt

(Billions)	March 31, 2026	December 31, 2025
Customer deposits	$157.9	$152.5
Short-term borrowings	1.7	1.4
Long-term debt	58.8	56.4
Total customer deposits and debt	$218.4	$210.3
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Our funding needs are driven by, among other factors, maturing obligations, our liquidity position and the pace of growth in our Card balances and Other loans. Actual funding activities can vary due to various factors, such as future business growth, liquidity requirements, the impact of global economic, political and other events on market capacity, demand for securities offered by us, regulatory changes, ability to securitize and sell Card balances, and the performance of Card balances previously sold in securitization transactions. Many of these factors are beyond our control.
The following table presents our debt issuances for the three months ended March 31, 2026:
Table 18: Debt Issuances

($ in Billions)	Three Months Ended March 31, 2026
American Express Company:
Floating Rate Senior Notes (compounded SOFR(a) plus 59 basis points)	$0.7
Fixed-to-Floating Rate Senior Notes (weighted-average coupon of 4.20% during the fixed rate period and compounded SOFR(a) plus weighted-average spread of 70 basis points during the floating rate period)	2.4
Fixed-to-Fixed Rate Subordinated Notes (coupon of 5.41% during the initial fixed rate period and five-year Treasury rate plus 115 basis points during the reset period)	0.5
Total	$3.5
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
Table 19: Unsecured Debt Ratings

American Express Entity		Moody’s	S&P	Fitch
American Express Company	Long Term	A2	A-	A
	Short Term	N/R	A-2	F1
	Outlook	Stable	Stable	Stable
American Express Travel Related Services Company, Inc.	Long Term	A2	A	A
	Short Term	P-1	A-1	F1
	Outlook	Stable	Stable	Stable
American Express National Bank	Long Term	A3	A	A+
	Short Term	P-1	A-1	F1
	Outlook	Stable	Stable	Stable
American Express Credit Corporation	Long Term	A2	A	A
	Short Term	N/R	N/R	N/R
	Outlook	Stable	Stable	Stable
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

Deposit Programs
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per depositor, per ownership category through the FDIC; as of March 31, 2026, approximately 92 percent of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. The direct deposit program offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account, certificates of deposit (CDs), business checking and consumer checking account products available directly to customers. As of March 31, 2026, our direct deposit program had approximately 4.3 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives. CDs carry stated maturities while high-yield savings account, checking account and third-party sweep deposit products do not. We manage the duration of our maturing obligations, including CDs, to reduce concentration and refinancing risk.
As of March 31, 2026 and December 31, 2025, we had $157.9 billion and $152.5 billion, respectively, in deposits. Refer to Note 6 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.
The following table sets forth the average interest rates we paid on different types of deposits during the three months ended March 31, 2026 and 2025. The change in the average interest rate we paid on our interest-bearing deposits compared to the prior year was primarily due to the impact of lower market interest rates offered for savings deposits.
Table 20: Average Interest Rates Paid on Deposits

	Three Months Ended March 31,
	2026			2025
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings accounts	$118,881	$955	3.3%	$110,749	$1,012	3.7%
Checking accounts	3,128	13	1.6	2,188	7	1.4
Certificates of deposit:
Direct	6,653	62	3.8	4,261	43	4.1
Third-party (brokered)	9,788	104	4.3	9,236	98	4.3
Sweep accounts — Third-party (brokered)	15,534	152	4.0	15,443	177	4.6
Total U.S. interest-bearing deposits	$153,985	$1,286	3.4%	$141,877	$1,337	3.8%
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
We are subject to standards for liquidity risk supervision as implemented by the U.S. federal bank regulatory agencies, including the liquidity coverage ratio (LCR) and net stable funding ratio (NSFR), and are required to calculate the LCR and the NSFR on a daily basis and make separate public disclosures related to the LCR on a quarterly basis and the NSFR on a semi-annual basis. For the three months ended March 31, 2026, the average LCR and NSFR for American Express Company each exceeded the minimum requirement of 100 percent. The following table presents American Express Company’s average LCR for the three months ended March 31, 2026:
Table 21: Liquidity Coverage Ratio

(Millions, except percentages)	Three Months Ended (a) March 31, 2026
American Express Company:
Average high-quality liquid assets (HQLA) amount (b)	$22,128
Average total adjusted net cash outflow (c)	$10,596
Average Liquidity Coverage Ratio	209%
(a)Represents the average weighted amount after applying regulatory-prescribed HQLA haircuts or cash outflow and inflow rates.
(b)Excludes average excess eligible HQLA not freely transferable by AENB.
(c)Represents total net cash outflow multiplied by an adjustment of 85 percent because American Express Company is a Category III firm with less than $75 billion in average weighted short-term wholesale funding.
See the “Supervision and Regulation — Capital and Liquidity Regulation” and “Enhanced Prudential Standards” sections of our Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Form 10-K) for more information. We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements.
As of March 31, 2026 and December 31, 2025, we had $53.8 billion and $47.8 billion in Cash and cash equivalents, respectively. Refer to the “Cash Flows” section below for a discussion of the major drivers impacting cash flows for the three months ended March 31, 2026. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary. For the three months ended March 31, 2026, interest expense exceeded the interest income associated with the liquidity portfolio.
Securitized Borrowing Capacity
As of March 31, 2026, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 17, 2028, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2028, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from American Express Credit Account Master Trust (the Lending Trust). These facilities enhance our contingent funding resources and are also used in the ordinary course of business to fund working capital needs. As of March 31, 2026, no amounts were drawn on the Charge Trust facility or Lending Trust facility.

Committed Bank Credit Facility
As of March 31, 2026, we maintained a committed syndicated bank credit facility of $6.0 billion, with a maturity date of September 24, 2028. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. As of March 31, 2026, no amount was drawn on this facility.
Other Sources of Liquidity
In addition to cash and other liquid assets and the secured borrowing facilities and committed bank credit facility described above, as an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco through the discount window against pledged U.S. Card balances.
As of March 31, 2026, AENB had available borrowing capacity of $79.5 billion based on the amount and collateral valuation of Card balances that were pledged to the Federal Reserve Bank of San Francisco. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve and can change from time to time. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval.
Unused Credit Outstanding
As of March 31, 2026, we had approximately $529 billion of unused credit available to customers. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Charge card products with no pre-set spending limits are not reflected in unused credit.
Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the three months ended March 31, 2026 and 2025:
Table 22: Cash Flows

(Billions)	2026	2025
Total cash provided by (used in):
Operating activities	$3.8	$4.8
Investing activities	(2.9)	0.5
Financing activities	5.0	6.6
Effect of foreign currency exchange rates on cash and cash equivalents	0.1	—
Net increase in cash and cash equivalents	$6.0	$11.9
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
In both 2026 and 2025, the net cash provided by operating activities was driven by cash generated from net income for the period and higher operating liabilities, primarily driven by higher book overdrafts due to timing differences arising in the ordinary course of business, partially offset by payments related to annual incentive compensation.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card balances and Other loans, as well as changes in our available-for-sale investment securities portfolio.
In 2026, net cash used in investing activities was primarily driven by net purchases of investment securities, costs associated with building our new headquarters and the acquisition of our partner’s interest in Swisscard, partly offset by lower Card balances outstanding.
In 2025, the net cash provided by investing activities was primarily driven by lower Card balances outstanding.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
In both 2026 and 2025, the net cash provided by financing activities was primarily driven by growth in customer deposits and net proceeds from long-term debt, partially offset by share repurchases and dividend payments.

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
Please see the “Supervision and Regulation” and “Risk Factors” sections of the 2025 Form 10-K for further information.
Enhanced Prudential Standards
We are subject to the U.S. federal bank regulatory agencies’ rules that tailor the application of enhanced prudential standards to bank holding companies and depository institutions with $100 billion or more in total consolidated assets. Under these rules, American Express Company has been a Category III firm since 2024 and we anticipate becoming a Category II firm in the second quarter of 2026 as a result of our cross-jurisdictional activity exceeding $75 billion (based on a four-quarter trailing average). Category II firms are subject to heightened capital, liquidity and prudential requirements, with relevant transition periods and extensions.
Please see the “Supervision and Regulation” and “Risk Factors” sections of the 2025 Form 10-K for further information.
Regulatory Capital Proposals
On March 19, 2026, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC issued notices of proposed rulemaking to modernize the regulatory capital framework for banking organizations, including (i) a proposal to apply an expanded risk-based approach to Category I and II firms rather than the current requirements to calculate capital ratios under both the advanced and standardized approaches and (ii) a proposal to modify certain aspects of the current standardized approach to risk-based capital. Under the proposals, Category I and II firms would be required to apply the expanded risk-based approach, while firms outside of those categories could choose to opt into the expanded risk-based approach or apply the revised standardized approach.
The U.S. federal bank regulatory agencies are soliciting comments on the proposals and the rules may not be adopted as proposed, however, based on a preliminary analysis, we estimate that these two proposals could result in a range of outcomes, from modest reduction in risk-weighted assets to broadly neutral. This estimated impact reflects our current understanding of the proposals, the application to our businesses as currently conducted and the current composition of our balance sheet, and therefore does not reflect the impact of any changes we may make in the future. The ultimate impact could materially differ from our current estimate, and will depend on final rulemakings, as well as management decisions regarding our capital strategy and product constructs.
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
For more information on consumer financial products regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2025 Form 10-K.

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
Regulation and other governmental actions relating to operations, pricing or practices could affect all networks and/or acquirers directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted, and may continue to negatively impact, the discount revenue we earn, including as a result of downward pressure on our merchant discount rates from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants. For example, we exited our network business in the EU and Australia as a result of regulation in those jurisdictions. In addition, there has been uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when we work with cobrand partners and agents in the EU. In 2018, the EU Court of Justice (CJEU) confirmed the validity of fee capping and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although its ruling provided only limited guidance as to when or how the provisions might apply in such circumstances. On April 16, 2026, the CJEU issued a ruling on questions referred by the Dutch Trade and Industry Appeals Tribunal regarding the interpretation of the application of the interchange fee caps in connection with an administrative proceeding by the Netherlands Authority for Consumers and Markets regarding our cobrand relationship with KLM Royal Dutch Airlines. The CJEU held that under EU rules payments to a cobrand partner by a card scheme are only subject to caps if they have an equivalent object or effect to an interchange fee, which is a matter for case-by-case assessment. The CJEU also clarified that if, following individual assessment, caps apply, the value of payments and services provided by the cobrand partner should be netted against any such payments for purposes of determining the capped amount. The Dutch Trade and Industry Appeals Tribunal will now apply the CJEU’s ruling to the specific facts in our case in the Netherlands.
For more information on payments regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2025 Form 10-K.
Surcharging
In various countries, such as certain Member States in the EU, Australia and Canada (other than in the Province of Quebec), merchants are permitted by law to surcharge card purchases. Certain jurisdictions are also reconsidering or may in the future reconsider their laws relating to surcharging, such as in Australia. In March 2026, the central bank in Australia released its final decisions from a review of merchant card payment costs and surcharging, including that it will no longer require surcharging to be permitted with respect to designated card networks (Visa, Mastercard and EFTPOS) and will reduce certain interchange fee caps for such networks. The central bank also indicated that it intends to consider the regulatory settings for retail payment systems that were not covered in this review, including three-party card networks such as American Express, as part of its next review planned for mid-2026. The outcome of such review and the impacts of the regulations that were adopted by the central bank remain uncertain. In the United States, a number of state laws that prohibit surcharging have been overturned and certain states have passed or are considering laws to permit surcharging by merchants. In jurisdictions allowing surcharging, we have seen an increase in merchant surcharging on American Express cards, particularly in certain merchant categories. Surcharging is an adverse customer experience and could have a material adverse effect on us, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business. In addition, we also encounter steering or differential acceptance practices by merchants, which could also have a material adverse effect on us.
For more information on the potential impacts of surcharging and other actions that could impair the Card Member experience, please see the “Risk Factors” section of the 2025 Form 10-K.
Antitrust Litigation
We continue to vigorously defend antitrust and other claims initiated by merchants and others. See Note 7 to the “Consolidated Financial Statements” for descriptions of the cases. It is possible that actions impairing the Card Member experience, or the resolution of one or any combination of these cases, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in these cases on our business, please see the “Risk Factors” section of the 2025 Form 10-K.

Privacy, Data Protection, Data Management, Artificial Intelligence, Resiliency, Information Security and Cybersecurity
Regulatory and legislative activity in the areas of privacy, data protection, data management, artificial intelligence (AI), resiliency, information security and cybersecurity continues to increase worldwide. We have established, and continue to maintain, policies and a governance framework to comply with applicable laws and requirements in these areas, meet evolving customer and industry expectations and support and enable business innovation and growth; however, our policies and governance framework may be insufficient given the size and complexity of our business and heightened regulatory scrutiny. Regulators and legislators have heightened their focus on the use of AI and machine learning through the application of existing laws and regulations as well as by adopting new laws and regulations, which are reshaping how we develop, deploy and manage AI systems, including by imposing new obligations related to data use, recordkeeping, transparency and human oversight.
Global financial institutions like us, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), AI-assisted deepfake attacks and disinformation campaigns, corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities (including by AI models) and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems and company accounts.
For more information on privacy, data protection, data management, artificial intelligence, resiliency and information security and cybersecurity regulation and the potential impacts of a major information security or cybersecurity incident on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2025 Form 10-K.
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
For more information on AML/CFT laws and regulations and economic sanctions, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2025 Form 10-K.
Recently Issued Accounting Standards
Refer to the Recently Issued Accounting Standards section of Note 1 to the “Consolidated Financial Statements.”

Glossary of Selected Terminology
Allocated service costs — Represents salaries and benefits associated with our technology and customer servicing groups, allocated based on activities directly attributable to our reportable operating segments, as well as overhead expenses, which are allocated to our reportable operating segments based on their relative levels of revenue and Card balances.
Asset securitizations — Asset securitization involves the transfer and sale of Card balances to a special-purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities that are secured by the transferred Card balances. The trust uses the proceeds from the sale of such securities to pay the purchase price for the transferred Card balances. The securitized Card balances of our Lending Trust and Charge Trust (collectively, the Trusts) are reported as assets and the securities issued by the Trusts are reported as liabilities on our Consolidated Balance Sheets.
Billed business (Card Member spending) — Represents transaction volumes (including cash advances) on payment products issued by American Express.
Card balances — Represents balances on our card products, including both revolve-eligible balances and balances that need to be paid in full on or before the Card Member’s payment due date. Card balances consist of principal (resulting from authorized transactions), associated interest and fees.
Card Member — The individual holder of an issued American Express-branded card.
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
Interest expense — Includes interest incurred primarily to fund Card balances, general corporate purposes and liquidity needs. Interest expense is divided principally into two categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions, and (ii) debt, which primarily relates to interest expense on our long-term financing and short-term borrowings, (e.g., commercial paper, federal funds purchased, bank overdrafts and other short-term borrowings), as well as the realized impact of derivatives hedging interest rate risk on our long-term debt.
Interest income — Includes (i) interest on Card balances and Other loans, (ii) interest and dividends on investment securities and (iii) interest income on deposits with banks and other.
Interest on Card balances and Other loans — Assessed using the average daily balance method for Card balances and Other loans. Unless the balance is classified as non-accrual, interest is recognized based upon the principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written off.
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
Net interest yield — Represents net interest income, computed on an annualized basis, divided by average Card balances, Card balances HFS and Other loans. Reserves and net write-offs related to uncollectible interest are recorded through provision for credit losses and are thus not included in the net interest yield calculation.
Net write-off rate — principal only — Represents the amount of proprietary consumer or small business Card balances written off, consisting of principal (resulting from authorized transactions), less recoveries, as a percentage of the average Card balance during the period.
Net write-off rate — principal, interest and fees — Includes, in the calculation of the net write-off rate, amounts for interest and fees in addition to principal for revolve-eligible Card balances, and fees in addition to principal for Card balances that need to be paid in full on or before the Card Member’s payment due date.
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
See “Consolidated Capital Resources and Liquidity — Capital” for definitions of our regulatory risk-based capital and leverage ratios.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance, credit reserve and expense levels and the effective tax rate remaining consistent with current expectations and our ability to continue investing in growth initiatives (such as our brand, value propositions, coverage, marketing, technology, partnerships and talent), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: macroeconomic and geopolitical conditions, including a slowdown in U.S. or global economic growth, changes to consumer and business confidence, higher rates of unemployment and wide-scale layoffs, impacts of the Middle East conflict and other international hostilities and deteriorations in global trade, the effects of announced or future tariffs, changes in interest rates, inflation, supply chain issues, energy costs, market volatility, government shutdowns and fiscal and monetary policies; the effects of technology changes and the adoption of AI; the impact of any future contingencies, including, but not limited to, legal costs and settlements, the imposition of fines or monetary penalties, increases in Card Member remediation, investment gains or losses, restructurings, impairments and changes in reserves; issues impacting brand perceptions and our reputation; changes in the competitive environment and an inability to realize benefits from new and extended sponsorships; impacts related to acquisitions, cobrand relationships and other partners; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense and the sustainability of our future growth, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: spending volumes not being consistent with expectations, including spending by U.S. consumer and small & mid-sized business Card Members and airline and other T&E spending volumes, such as due to uncertain business and economic conditions, as well as geopolitical conditions; an inability to address competitive pressures, attract and retain customers, invest in and enhance our Membership Model of premium products, differentiated services and partnerships, successfully refresh and introduce card products, grow spending and lending with customers across age cohorts (including Millennial and Gen-Z customers) and commercial segments and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global network; the impacts of portfolio sales; the effects of regulatory initiatives, including pricing regulation, such as pricing for card acceptance and potential credit card interest rate caps, and network regulation; merchant coverage growing less than expected or the reduction of merchant acceptance or perceptions of coverage; increased surcharging, steering, suppression or other differential acceptance practices with respect to our products; merchant discount rates changing from our expectations; and changes in foreign currency exchange rates;
•net card fee revenues not performing consistently with expectations, which could be impacted by, among other things, the pace of Card Member acquisition activity and demand for our fee-based products; higher Card Member attrition rates; the success and timing of our refreshes of our card products (including acquisition and retention levels of the U.S. Consumer and Business Platinum Card portfolios); a decrease in the ability and desire of Card Members to pay card fees, such as due to a deterioration in macroeconomic conditions or as a result of changes in card fees; the competitive environment and the perception of the value provided by premium cards; regulatory initiatives impacting card fees; and our inability to deliver and enhance benefits and services, innovate with respect to our products and develop attractive premium value propositions for new and existing customers;
•net interest income, the effects of changes in interest rates and the growth of net interest income relative to the growth of Card balances and Other loans outstanding, being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; the effectiveness of our strategies to enhance Card Member value propositions, grow lending with premium customers and capture a greater share of Card Members’ spending and borrowings, and attract new, and retain existing, customers; our ability to effectively introduce and enhance lending features on our products and manage underwriting risk; governmental actions to cap credit card interest rates; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; our ability to grow deposits, including from Card Members; continued volatility and other changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on revolve-eligible Card balances and Other loans differing from current expectations; and loss or impacts to cobrand relationships;

•future credit performance, the level of future delinquency, reserve and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on macroeconomic factors such as actual and projected unemployment rates and GDP, as well as the occurrence of events that increase macroeconomic uncertainty or volatility; the ability and willingness of Card Members to pay amounts owed to us; changes in Card balances and Other loans outstanding, such as from the implementation of our strategy to capture spending and borrowings, or from changes in consumer behavior that affect customer balances (e.g., paydown and revolve rates); changes in the levels of customer acquisitions and the credit profiles of new customers acquired; financial stress and volume of bankruptcies of Card Members and business partners; credit-related fraud levels; the magnitude of seasonal fluctuations in credit metrics; the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; the effects of the resumption of student loan repayments; collections capabilities and recoveries of previously written-off customer balances; and the impact of the usage of debt settlement companies;
•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement costs to revenues, which could be impacted by the investments and enhancements that we make with respect to our value propositions, including our reward programs and product benefits, such as in connection with card refreshes (e.g., benefits on the refreshed U.S. Consumer and Business Platinum Cards), to make them attractive to Card Members and prospective customers, potentially in a manner that is not cost-effective; changes in the level of Card Member spending and spending patterns (including the level of spend in bonus categories), the redemption of rewards and offers (including travel redemptions) and usage of travel-, lifestyle- and business-related benefits; the costs related to reward point redemptions; levels of Card Member acquisitions on premium card products; changes in our models or assumptions used to estimate these expenses; new and renegotiated contractual obligations with business partners; our ability to identify and negotiate partner-funded value for Card Members; and the pace and cost of the expansion of our global lounge collection;
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
•our ability to control operating expenses, including relative to revenue growth, and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; our ability to realize operational efficiencies, including through increased scale and automation and continued adoption of AI technologies; management’s ability to balance expense control and investments in the business and its decisions regarding spending in such areas as technology, business and product development, sales force, premium servicing and AI initiatives; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; restructuring activity; fraud costs; inflation and supply chain issues; increased technology costs, including investments in technology innovations and system upgrades; expenses related to enterprise risk management and compliance and consulting, legal and other professional services fees, including as a result of our growth, litigation and internal and regulatory reviews; the impact of changes in foreign currency exchange rates on costs; regulatory assessments; the level of M&A activity and related expenses; information security or cybersecurity incidents; the payment of fines, penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the performance of Amex Ventures and other of our investments; and impairments of goodwill or other assets;
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
•changes affecting our plans regarding the return of capital to shareholders, which will depend on factors such as our capital levels and regulatory capital ratios; new rulemakings and guidance from the Federal Reserve and other banking regulators, including changes to regulatory capital requirements, such as from recent regulatory capital rule proposals, and changes to the tailoring of enhanced prudential standards applicable to banking organizations; our results of operations and financial condition; our credit ratings and rating agency considerations; the results of our stress testing and capital planning process; and the economic environment and market conditions in any given period;

•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure and competitor settlements that may materially impact the prices charged to merchants that accept American Express cards; merchant acceptance, surcharging, steering and other differential acceptance practices; the desirability of competitor premium card products and competition for partnerships and premium experiences, services and benefits; competition for new and existing cobrand relationships; the effects of the emergence of agentic commerce on the payments landscape and customer payment experiences; competition from new and non-traditional competitors, such as financial technology companies, and with respect to new products, services and technologies, such as the emergence or increase in popularity of digital payment platforms and currencies and other alternative payment mechanisms; competitor acquisitions and transactions; and the success of marketing, promotion, rewards programs, offers and travel-, lifestyle- and business-related benefits (e.g., lounges, dining, entertainment and business tools);
•our ability to sustain our momentum and leadership in the premium consumer space, including with Millennial and Gen-Z consumers, which will be impacted in part by competition, levels of consumer demand for premium card products, brand perceptions (including perceptions related to merchant coverage) and reputation, and our ability to successfully refresh our products and develop and market new benefits, services, experiences and other value propositions, as well as new AI and digital capabilities, that appeal to Card Members and new customers, grow spending with new and younger age cohort Card Members, offer attractive services and rewards programs and build greater customer loyalty, which will depend in part on identifying and funding investment opportunities, addressing changing customer behaviors, new product innovation and development, Card Member acquisition efforts and enrollment processes, including through digital channels, continuing to realize benefits from strategic partnerships, successfully implementing our dining strategy and evolving our infrastructure to support new products, services and benefits;
•our ability to build on our leadership in commercial payments, which will depend in part on competition, including from financial technology companies and as a result of competitor acquisitions and transactions; the willingness and ability of companies to use credit and charge cards for procurement and other business expenditures as well as use our other products and services for financing needs; the acceptance of, and economics related to, B2B payment platforms; our ability to successfully refresh our products and offer attractive value propositions and new products to current and potential customers, including through our new Graphite Business Cash Unlimited Card and upcoming Corporate Cash Back Card, as well as new AI benefits and capabilities; our ability to enhance and expand our payment, lending, cash flow and expense management solutions, including the release of new expense management software in 2026, increase customer engagement, enhance the corporate card onboarding experience and build out a multi-product digital ecosystem to integrate our broad product set, which is dependent on our continued investment in capabilities, features, functionalities, platforms and technologies and the successful introduction of capabilities related to, our Center acquisition; and the success of our initiatives to support businesses, such as Small Business Saturday and other Shop Small campaigns;
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
•our ability to successfully invest in, benefit from and expand the use of technological developments, generative AI, digital payments, servicing, travel, dining & expense management solutions and other technological capabilities, which will depend in part on our success in advancing our agentic commerce initiatives, including embedding our payment capabilities in emerging AI ecosystems, such as through the Amex Agentic Commerce Experiences™ developer kit and Amex Agent Purchase Protection™, making Membership assets discoverable and actionable on AI platforms and building proprietary AI-powered experiences across our platforms; embedding AI into our business and increasing automation, including to streamline and improve internal processes and decision making, enhance our products, develop new capabilities and address servicing and other business and customer needs; developing new features in our applications and platforms and enhancing our digital channels; supporting the use of our products as a means of payment through online, mobile, agentic and other digital channels; building partnerships and executing programs with other companies; and effectively utilizing data and data & analytics platforms, including successfully migrating to new platforms, all of which will be impacted by investment levels, customer and colleague receptiveness and ability to adopt new technologies, partner engagement, new product innovation and development and the platforms and infrastructure to support new products, services, benefits and partner integrations;

•our ability to grow internationally, which could be impacted by regulation and business practices, such as those capping interchange or other fees, mandating network access or data localization, imposing greater requirements on payment networks, favoring local competitors or prohibiting or limiting foreign ownership of certain businesses; perceptions of our brand in international jurisdictions; our inability to successfully replicate aspects of our business model internationally and tailor products and services to make them attractive to local customers; competitors with more scale, local experience and established relationships with relevant customers, regulators and industry participants; the success of us and our network partners in acquiring Card Members and/or merchants; and geopolitical and economic instability, hostilities and tensions (such as the effects of the Middle East conflict), and impacts to cross-border trade and travel;
•our ability to successfully implement our dining strategy and grow our dining platform, which will depend in part on our ability to deliver value to diners, restaurants and other bookable venues; expand and innovate the tools and capabilities offered through the platform, including successfully integrating Tock into the Resy dining platform and developing AI-powered experiences in the Resy app; enable the search and booking of Resy venues through AI platforms; and successfully implement partnerships and compete with other dining platforms and means of booking reservations;
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
•our funding plan being implemented in a manner inconsistent with current expectations, which will depend on various factors such as future business growth, liquidity needs, the impact of global economic, political and other events on market capacity, demand for securities we offer, regulatory changes, our ability to securitize and sell Card balances and the performance of Card balances previously sold in securitization transactions;
•legal and regulatory developments, which could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or governance, or alter our relationships with Card Members, partners, merchants and other third parties, including affecting our network operations and practices governing merchant acceptance; impact interest income, card fees and rewards programs; exert further pressure on merchant discount rates and our network business, as well as result in an increase in surcharging, steering or other differential acceptance practices; alter the competitive landscape; subject us to heightened regulatory scrutiny and result in increased costs related to regulatory oversight and compliance, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or monetary penalties; materially affect capital or liquidity requirements, results of operations or ability to pay dividends; or result in harm to the American Express brand;
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings, financial distress or consolidations, including of cobrand partners, merchants that represent a significant portion of our business, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as business, economic and geopolitical conditions, consumer and business confidence and spending generally, unemployment rates & wide-scale layoffs, market volatility, energy costs, impacts to travel, government shutdowns and other political developments, a continuation or further escalation or widening of the Middle East conflict or other military conflicts, regional hostilities and international tensions, adverse developments affecting third parties, including other financial institutions, merchants, partners or vendors, as well as severe weather conditions and natural disasters (e.g., hurricanes and wildfires), power loss, disruptions in telecommunications, pandemics, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, credit metrics and reserves, customer balances, deposit levels and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in the 2025 Form 10-K and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2026	2025
Revenues
Non-interest revenues
Discount revenue	$9,512	$8,743
Net card fees	2,752	2,333
Service fees and other revenue	1,951	1,722
Total non-interest revenues	14,215	12,798
Interest income
Interest on Card balances and Other loans	6,136	5,552
Interest and dividends on investment securities	17	14
Deposits with banks and other	512	569
Total interest income	6,665	6,135
Interest expense
Deposits	1,287	1,337
Long-term debt and other	686	629
Total interest expense	1,973	1,966
Net interest income	4,692	4,169
Total revenues net of interest expense	18,907	16,967
Provisions for credit losses
Card balances	1,187	1,047
Other	64	103
Total provisions for credit losses	1,251	1,150
Total revenues net of interest expense after provisions for credit losses	17,656	15,817
Expenses
Card Member rewards	4,891	4,378
Business development	1,591	1,529
Card Member services	1,975	1,328
Marketing	1,480	1,486
Salaries and employee benefits	2,482	2,120
Other, net	1,459	1,646
Total expenses	13,878	12,487
Pretax income	3,778	3,330
Income tax provision	807	746
Net income	$2,971	$2,584
Earnings per Common Share (Note 13)(a)
Basic	$4.29	$3.64
Diluted	$4.28	$3.64
Average common shares outstanding for earnings per common share:
Basic	685	701
Diluted	686	702
(a)Reflects net income less (i) earnings allocated to participating share awards of $19 million and $18 million for the three months ended March 31, 2026 and 2025, respectively, and (ii) dividends on preferred shares of $14 million for both the three months ended March 31, 2026 and 2025.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Millions)	2026	2025
Net income	$2,971	$2,584
Other comprehensive income (loss):
Net unrealized debt securities gains (losses), net of tax	(7)	3
Foreign currency translation adjustments, net of hedges and tax	(22)	17
Net unrealized pension and other postretirement benefits, net of tax	(5)	9
Other comprehensive income (loss)	(34)	29
Comprehensive income	$2,937	$2,613
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2026, $6; 2025, nil)	$3,186	$3,559
Interest-bearing deposits in other banks (includes restricted interest-bearing deposits of consolidated variable interest entities: 2026, $19; 2025, nil)	50,281	43,491
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2026, $85; 2025, $84)	290	742
Total cash and cash equivalents (includes restricted cash: 2026, $199; 2025, $169)	53,757	47,792
Card balances (includes gross amounts available to settle obligations of consolidated variable interest entities: 2026, $33,386; 2025, $33,378), less reserves for credit losses: 2026, $6,065; 2025, $6,089	207,247	207,774
Card balances held for sale	2,477	2,457
Other loans, less reserves for credit losses: 2026, $314; 2025, $323	10,535	10,605
Investment securities	2,625	1,043
Premises and equipment, less accumulated depreciation and amortization: 2026, $12,441; 2025, $12,039	7,240	6,118
Other assets, less reserves for credit losses: 2026, $121; 2025, $86	25,013	24,263
Total assets	$308,894	$300,052
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$157,948	$152,488
Accounts payable	14,635	14,700
Short-term borrowings	1,692	1,371
Long-term debt (includes debt issued by consolidated variable interest entities: 2026, $13,278; 2025, $13,022)	58,750	56,387
Other liabilities	41,874	41,632
Total liabilities	$274,899	$266,578
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of March 31, 2026 and December 31, 2025	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 682 million shares as of March 31, 2026 and 686 million shares as of December 31, 2025	137	138
Additional paid-in capital	11,081	11,126
Retained earnings	26,088	25,487
Accumulated other comprehensive income (loss)	(3,311)	(3,277)
Total shareholders’ equity	33,995	33,474
Total liabilities and shareholders’ equity	$308,894	$300,052
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31 (Millions)	2026	2025
Cash Flows from Operating Activities
Net income	$2,971	$2,584
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	1,251	1,150
Depreciation and amortization	468	433
Stock-based compensation	203	158
Deferred taxes	145	(20)
Other items (a)	(282)	213
Originations of Card balances held for sale	(42)	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	(1,386)	18
Accounts payable & other liabilities	476	228
Net cash provided by operating activities	3,804	4,764
Cash Flows from Investing Activities
Sale of investments	8	—
Maturities and redemptions of investments	233	285
Purchase of investments	(1,978)	(239)
Net decrease in Card balances and Other loans, including Card balances held for sale	512	835
Purchase of premises and equipment, net of sales (b)	(1,149)	(430)
Acquisitions, net of cash acquired	(498)	—
Net cash (used in) provided by investing activities	(2,872)	451
Cash Flows from Financing Activities
Net increase in customer deposits	5,375	6,973
Net increase in short-term borrowings	110	131
Proceeds from long-term debt (b)	3,502	4,768
Payments of long-term debt	(1,524)	(3,534)
Issuance of American Express common shares	7	22
Repurchase of American Express common shares and other	(1,911)	(1,208)
Dividends paid	(583)	(509)
Net cash provided by financing activities	4,976	6,643
Effect of foreign currency exchange rates on cash and cash equivalents	57	10
Net increase in cash and cash equivalents	5,965	11,868
Cash and cash equivalents at beginning of period	47,792	40,640
Cash and cash equivalents at end of period	$53,757	$52,508
(a)Primarily includes gains/losses on fair value hedges, foreign currency transactions, tax credit and Amex Ventures investments and movements in equity method investments.
(b)Excludes an increase of $370 million related to non-cash activity for a finance lease. Refer to Note 1 for additional information.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended March 31, 2026 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2025	$33,474	$—	$138	$11,126	$(3,277)	$25,487
Net income	2,971	—	—	—	—	2,971
Other comprehensive income (loss)	(34)	—	—	—	(34)	—
Repurchase of common shares	(1,664)	—	(1)	(86)	—	(1,577)
Other changes	(86)	—	—	41	—	(127)
Cash dividends declared preferred Series D, $8,875.00 per share	(14)	—	—	—	—	(14)
Cash dividends declared common, $0.95 per share	(652)	—	—	—	—	(652)
Balances as of March 31, 2026	$33,995	$—	$137	$11,081	$(3,311)	$26,088

Three months ended March 31, 2025 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2024	$30,264	$—	$141	$11,370	$(3,395)	$22,148
Net income	2,584	—	—	—	—	2,584
Other comprehensive income (loss)	29	—	—	—	29	—
Repurchase of common shares	(678)	—	(1)	(36)	—	(641)
Other changes	(407)	—	—	(297)	—	(110)
Cash dividends declared preferred Series D, $8,875.00 per share	(14)	—	—	—	—	(14)
Cash dividends declared common, $0.82 per share	(576)	—	—	—	—	(576)
Balances as of March 31, 2025	$31,202	$—	$140	$11,037	$(3,366)	$23,391
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
The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Form 10-K). If not materially different, certain note disclosures included therein have been omitted from these Consolidated Financial Statements.
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
We have updated our presentation and disclosure of Card Member loans and Card Member receivables to present them on a combined basis as Card balances. Results for the first quarter of 2026 and prior periods have been reclassified to conform to the new presentation. Previously, Card Member loans represented balances on our credit card products and revolve-eligible balances on our charge card products, which included balances that Card Members paid in full as well as balances that Card Members paid over time with interest, and Card Member receivables represented balances on our charge card products that need to be paid in full on or before the Card Member’s payment due date. The updated Card balances presentation includes both revolve-eligible balances and balances that need to be paid in full, reflecting the evolution of our card products over time, primarily due to the expansion of lending features on our charge card portfolio. This presentation change has no impact on the recognition or measurement of outstanding Card balances and associated reserves for credit losses.
Business Events
On February 25, 2026, we announced plans to build a new approximately 1.95 million square foot headquarters at 200 Greenwich Street (2 World Trade Center site) in New York City. In connection with the project, we have a commitment of up to $2.8 billion for the cost of construction. When the building goes into service, capitalized construction costs will be depreciated over the estimated useful life of the premises. We also recognized a finance lease liability of $370 million, which represents the present value of contractual fixed lease payments over the term of a land lease, and a corresponding increase to the right-of-use finance lease asset.
On January 12, 2026, we completed the acquisition of our partner’s interest in our Switzerland joint venture (Swisscard AECS GmbH). Upon acquisition, we recognized within our International Card Services (ICS) segment $272 million of intangible assets, which will be amortized over an estimated weighted average useful life of approximately eight years, $136 million of Goodwill and a gain for the remeasurement of our existing ownership interest. The allocation of the purchase consideration for the acquisition is preliminary as certain estimates related to the valuation of assets and liabilities are subject to finalization. Additionally, we now consolidate a variable interest entity (VIE), Swiss Payments Assets AG, which securitizes Card balances arising from Swisscard’s business to provide for the issuance of collateralized debt securities to third party investors; such consolidation is not material to our Consolidated Financial Statements.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Card Balances and Other Loans
Our card products that we offer to consumer, small business and corporate customers result in the generation of Card balances. We also extend credit to customers through financing products that are not associated with a Card Member agreement, and instead are governed by a separate borrowing relationship, resulting in Other loans.
Card balances and Other loans as of March 31, 2026 and December 31, 2025 consisted of:
Table 2.1: Card Balances and Other Loans

(Millions)	2026	2025
Consumer (a)	$140,908	$144,324
Small Business	55,098	53,632
Corporate (a)	17,306	15,907
Card balances	213,311	213,863
Less: Reserves for credit losses	6,065	6,089
Card balances, net	$207,247	$207,774
Other loans, net (b)	$10,535	$10,605
(a)Includes approximately $33.4 billion of gross Card balances available to settle obligations of a consolidated variable interest entity (VIE) as of both March 31, 2026 and December 31, 2025.
(b)Other loans are presented net of reserves for credit losses of $314 million and $323 million as of March 31, 2026 and December 31, 2025, respectively.
Card Balances Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following table presents the aging of Card balances as of March 31, 2026 and December 31, 2025:
Table 2.2: Card Balances Aging

(Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (a)	Non-Accruals(b)
2026
Consumer	$139,125	$522	$388	$873	$140,908	$452	$480
Small Business	54,295	256	194	353	55,098	136	186
Corporate (c)	(d)	(d)	(d)	71	17,306	—	—
2025
Consumer	142,552	529	392	851	144,324	434	471
Small Business	$52,870	$255	$168	340	53,632	130	177
Corporate (c)	(d)	(d)	(d)	$75	$15,907	$—	$—
(a)Our policy is generally to accrue interest through the date of write-off (typically 180 days past due). We establish reserves for interest that we believe will not be collected.
(b)Non-accrual Card balances primarily include certain Card balances placed with outside collection agencies for which we have ceased accruing interest.
(c)For corporate accounts, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card balances are classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. See also (d).
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Loans Aging and Gross Write-Offs by Origination Year
Generally, a customer loan is considered past due if payment due is not received within 30 days after the payment due date. The following tables present the aging and gross write-offs for Other loans by year of origination as of or for the three months ended March 31, 2026, and as of or for the twelve months ended December 31, 2025:
Table 2.3: Other Loans Aging and Gross Write-Offs by Origination Year

2026 (Millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans (a)	Total
Current	$1,465	$4,505	$1,716	$338	$34	$57	$2,670	$10,785
30-59 Days Past Due	—	7	6	2	—	—	7	23
60-89 Days Past Due	—	6	5	2	—	—	7	21
90+ Days Past Due (b)	—	6	5	2	—	1	7	20
Total (c)	$1,465	$4,524	$1,731	$344	$35	$59	$2,691	$10,849
Gross Write-Offs	$—	$16	$18	$7	$1	$—	$24	$66

2025 (Millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans (a)	Total
Current	$5,532	$2,172	$494	$45	$6	$54	$2,564	$10,867
30-59 Days Past Due	6	7	2	—	—	1	8	25
60-89 Days Past Due	4	5	2	—	—	—	8	19
90+ Days Past Due (b)	3	5	2	—	—	1	6	17
Total (c)	$5,545	$2,188	$500	$46	$6	$56	$2,587	$10,928
Gross Write-Offs	$15	$77	$47	$13	$1	$—	$88	$242
(a)Revolving loans consist primarily of lines of credit offered to small business customers. Revolving loans include $5 million of term loans that were converted from revolving loans.
(b)Over 90 days past due includes $8 million and $7 million as of March 31, 2026 and December 31, 2025, respectively, of loans on which interest is still accruing. Our policy is generally to accrue interest through the date of write-off (typically 120 days past due) except for lines of credit offered to small business customers, where interest ceases to accrue at 90 days past due. We establish reserves for interest that we believe will not be collected.
(c)This total includes non-accrual loans of $19 million and $16 million as of March 31, 2026 and December 31, 2025, respectively. Non-accruals for consumer installment loans primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest.
Credit Quality Indicators for Card Balances and Other Loans
The following table presents the key credit quality indicators as of or for the three months ended March 31, 2026 and 2025:
Table 2.4: Credit Quality Indicators for Card Balances and Other Loans

	2026			2025
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card balances:
Consumer	1.9%	2.3%	1.3%	2.1%	2.5%	1.3%
Small Business	2.4%	2.7%	1.5%	2.3%	2.6%	1.4%
Corporate	(b)	0.7%	(c)	(b)	0.5%	(c)
Other loans	2.0%	2.1%	0.6%	2.2%	2.3%	0.6%
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
(c)For corporate Card balances, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a percent of total was 0.4% as of both March 31, 2026 and 2025.
Refer to Note 3 for additional indicators, including external qualitative factors, management considers in its evaluation process for reserves for credit losses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Balances and Other Loans Restructurings for Borrowers Experiencing Financial Difficulty
We evaluate all Card balances and Other loans restructurings according to the accounting guidance for loan refinancing and restructuring to determine whether such loan modification should be accounted for as a new loan or a continuation of the existing loan. Our restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan, which reflects the ongoing effort to support our customers and recover our existing investments.
We offer several types of modification programs to customers experiencing financial difficulty, with the intention to minimize losses and improve collectability, while providing customers with temporary or permanent financial relief.
Such modifications primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the balance is characterized as non-accrual), and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of March 31, 2026 and 2025, we had $21 million and $19 million, respectively, of unused credit available to customers with Card balances modified during each of the respective three month periods. In accordance with the modification agreement with the customer, Card balances and Other loans may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.
The following table provides information relating to Card balances and Other loans modifications for borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025:
Table 2.5: Card Balances and Other Loans Modifications for Borrowers Experiencing Financial Difficulty

	Three Months Ended March 31,
	2026				2025
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card balances
Consumer	$609	0.5%	18.2%	(b)	$545	0.5%	18.4%	(b)
Small Business	273	0.8%	18.1%	(b)	229	0.7%	17.7%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card balances
Consumer	70	0.3%	(b)	32	76	0.3%	(b)	31
Small Business	141	0.7%	(b)	31	137	0.7%	(b)	29
Corporate	12	0.1%	(b)	10	5	0.03%	(b)	11
Other loans	12	0.1%	—	18	12	0.1%	—	17
Interest Rate Reduction and Term Extension
Other loans	23	0.2%	3.8%	21	17	0.2%	3.1%	21
Total	$1,139				$1,021
(a)Represents the outstanding balances as of March 31, 2026 and 2025, respectively, of all modifications undertaken in the current and preceding three months for balances that remain in modification programs as of, or that defaulted on or before, March 31, 2026 and 2025, respectively. The outstanding balances include principal, fees, and, where applicable, accrued interest. Modifications did not reduce the principal balance.
(b)For qualifying Card Member accounts, we offer either interest rate reductions or payment term extensions.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information with respect to modified Card balances and Other loans that defaulted during the three months ended March 31, 2026 and 2025, and were modified in the twelve months prior to the payment default. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program.
Table 2.6: Modified Card Balances and Other Loans that Defaulted within Twelve Months of Modification

	Three Months Ended March 31,
	2026				2025
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card balances
Consumer	$46	$5	—	50	45	$5	—	50
Small Business	$25	11	—	36	22	11	—	33
Corporate	$—	1	—	1	—	—	—	—
Other loans	—	—	2	2	—	—	1	1
Total	$71	$16	$2	$89	$67	$16	$1	$84
(a)Represents the outstanding balances as of March 31, 2026 and 2025, respectively, of all modifications that defaulted in the periods presented and were modified in the twelve months prior to payment default. The outstanding balances include principal, fees and, where applicable, accrued interest.
The following tables provide information relating to the performance of Card balances and Other loans that were modified during the prior twelve months and that remain in modification programs as of, or that defaulted on or before, March 31, 2026 and 2025:
Table 2.7: Performance of Modified Card Balances and Other Loans

	As of March 31, 2026
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card balances
Consumer	1,948	130	49
Small Business	1,005	106	31
Corporate	13	3	3
Other loans	89	5	2
Total	$3,056	$244	$86

	As of March 31, 2025
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card balances
Consumer	1,812	119	47
Small Business	941	94	28
Corporate	8	3	1
Other loans	81	5	1
Total	$2,842	$221	$77
(a)The outstanding balances include principal, fees and where applicable, accrued interest.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Reserves for Credit Losses
Reserves for credit losses represent our best estimate of the expected credit losses in our outstanding portfolios of Card balances as of the balance sheet date. The Current Expected Credit Loss (CECL) methodology requires us to estimate lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period), which is approximately three years, beyond the balance sheet date. We make various judgments combined with historical loss experience to determine a reserve rate that is applied to the outstanding balance to produce a reserve for expected credit losses.
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
We also estimate the likelihood and magnitude of recovery of previously written off accounts considering how long ago the account was written off and future economic conditions, even if such expected recoveries exceed expected losses. Our models are developed using historical loss experience covering the economic cycle and consider the impact of account characteristics on expected losses. This history includes the performance of modifications for borrowers experiencing financial difficulty, including their subsequent defaults.
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
Lifetime losses for most of our balances are evaluated at an appropriate level of granularity, including assessment on a pooled basis where financial assets share similar risk characteristics, such as past spend and remittance behaviors, credit bureau scores where available, delinquency status, tenure of balance outstanding, amongst others. Credit losses on accrued interest are measured and presented as part of Reserves for credit losses on the Consolidated Balance Sheets and within the Provisions for credit losses in the Consolidated Statements of Income, rather than reversing interest income.
For Other loans, we use vintage-based historical performance to estimate expected credit losses over the life of the loan, net of recovery estimates. We also assess the need to establish a reserve for expected credit losses as it relates to our card network business, taking into account our historical loss experience and any collateral or other forms of credit enhancements from network participants. If our expected credit losses exceed our outstanding receivables from network participants, a portion of the reserve for credit losses is recorded within Other liabilities on our Consolidated Balance Sheets.
Card balances and Other loans are written off when we consider amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due for Card balances and 120 days past due for Other loans. Balances in bankruptcy or owed by deceased individuals are generally written off upon notification.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables available to us as of March 31, 2026 and December 31, 2025, respectively, which were used, in conjunction with other inputs, to calculate reserves for credit losses:
Table 3.1: Key Macroeconomic Variables

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
First quarter of 2026	5%	4% - 6%	3%	5% - (3)%
Fourth quarter of 2026	4% - 8%	4% - 8%	3% - (4)%	3% - 0.5%
Fourth quarter of 2027	4% - 8%	4% - 8%	2%	2%
Fourth quarter of 2028	4% - 7%	4% - 6%	3% - 2%	4% - 2%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Balances Reserve for Credit Losses
Card balances reserve for credit losses decreased for the three months ended March 31, 2026, primarily driven by a sequential decrease in Card balances.
Card balances reserve for credit losses decreased for the three months ended March 31, 2025. Our reserves for the period ended March 31, 2025 reflected the quality of our premium customer base and the macroeconomic outlook.
The following table presents changes in the Card balances reserve for credit losses for the three months ended March 31, 2026 and 2025:
Table 3.2: Changes in Card Balances Reserve for Credit Losses

	Three Months Ended March 31,
(Millions)	2026	2025
Beginning reserves	$6,089	$5,850
Provisions (a)	1,187	1,047
Net write-offs (b)	(1,213)	(1,165)
Other (c)	1	8
Ending reserves	$6,065	$5,740
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $352 million and $294 million for the three months ended March 31, 2026 and 2025, respectively.
(c)Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Other Loans Reserve for Credit Losses
Other loans reserve for credit losses decreased for the three months ended March 31, 2026, primarily driven by the performance of our Other loans portfolio.
Other loans reserve for credit losses increased for the three months ended March 31, 2025, primarily driven by a sequential increase in Other loans outstanding.
The following table presents changes in the Other loans reserve for credit losses for the three months ended March 31, 2026 and 2025:
Table 3.3: Changes in Other Loans Reserve for Credit Losses

	Three Months Ended March 31,
(Millions)	2026	2025
Beginning reserves	$323	$194
Provisions (a)	48	105
Net write-offs (b)
Principal	(54)	(53)
Interest and fees	(3)	(2)
Other	—	—
Ending reserves	$314	$244
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $9 million and $7 million for the three months ended March 31, 2026 and 2025, respectively. Recoveries of interest and fees were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale (AFS) debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our AFS debt securities totaling $9 million and $3 million as of March 31, 2026 and December 31, 2025, respectively, presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of March 31, 2026 and December 31, 2025:
Table 4.1: Investment Securities

	2026				2025
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$53	$1	$(7)	$47	$54	$1	$(7)	$48
U.S. Government agency obligations	3	—	—	3	3	—	—	3
U.S. Government treasury obligations	1,635	—	(7)	1,628	138	1	—	138
Mortgage-backed securities (a)	9	—	—	9	10	—	—	9
Foreign government bonds and obligations	813	—	—	813	717	—	—	717
Other (b)	81	—	—	81	81	—	—	81
Equity securities (c)	54	—	(9)	44	54	—	(8)	46
Total	$2,648	$2	$(24)	$2,625	$1,056	$2	$(16)	$1,043
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock and mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about our AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025:
Table 4.2: AFS Debt Securities with Gross Unrealized Losses by Duration

	2026				2025
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$25	$(7)	$—	$—	$26	$(7)
U.S. Government treasury obligations	1,515	(7)	—	—	—	—	—	—
Total	$1,515	$(7)	$25	$(7)	$—	$—	$26	$(7)
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
Contractual maturities for AFS debt securities with stated maturities as of March 31, 2026 were as follows:
Table 4.3: Contractual Maturities of AFS Debt Securities

(Millions)	Cost	Estimated Fair Value
Due in 1 year or less	$902	$902
Due after 1 year through 5 years	1,643	1,637
Due after 5 years through 10 years	7	7
Due after 10 years	43	36
Total	$2,595	$2,581
The expected payments on state and municipal obligations, U.S. Government agency obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Asset Securitizations
We periodically securitize Card balances arising from our card businesses through the transfer of those assets to securitization trusts, American Express Credit Account Master Trust (the Lending Trust) and American Express Issuance Trust II (the Charge Trust and together with the Lending Trust, the Trusts). The Trusts then issue debt securities collateralized by the transferred assets to third-party investors.
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card balances. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card balances. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests in the Lending Trust was $13.6 billion and $14.9 billion as of March 31, 2026 and December 31, 2025, respectively, and in the Charge Trust was $6.2 billion and $5.7 billion as of March 31, 2026 and December 31, 2025, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust was $92 million and $84 million as of March 31, 2026 and December 31, 2025, respectively, and by the Charge Trust was nil as of both March 31, 2026 and December 31, 2025. These amounts relate to collections of Card balances to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the three months ended March 31, 2026 and the year ended December 31, 2025, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of March 31, 2026 and December 31, 2025, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:
Table 6.1: Interest-bearing and Non-Interest-bearing Customer Deposits

(Millions)	2026	2025
U.S.:
Interest-bearing	$156,726	$151,425
Non-interest-bearing (includes Card Member credit balances of: 2026, $567; 2025, $556)	610	606
Non-U.S.:
Interest-bearing	18	18
Non-interest-bearing (includes Card Member credit balances of: 2026, $591; 2025, $436)	594	439
Total customer deposits	$157,948	$152,488
Customer deposits by deposit type as of March 31, 2026 and December 31, 2025 were as follows:
Table 6.2: Customer Deposits by Type

(Millions)	2026	2025
U.S. interest-bearing deposits:
Savings accounts	$121,257	$116,867
Checking accounts	3,283	2,965
Certificates of deposit:
Direct	7,280	5,979
Third-party (brokered)	9,395	9,919
Sweep accounts – Third-party (brokered)	15,511	15,696
Total U.S. interest-bearing deposits	$156,726	$151,425
Other deposits	65	71
Card Member credit balances	1,157	992
Total customer deposits	$157,948	$152,488
The scheduled maturities of certificates of deposit as of March 31, 2026 were as follows:
Table 6.3: Scheduled Maturities of Certificates of Deposit

(Millions)	2026	2027	2028	2029	2030	Thereafter	Total
Certificates of deposit (a)	$4,113	$7,256	$2,762	$671	$1,879	$5	$16,686
(a)Includes $11 million of non-U.S. direct certificates of deposit as of March 31, 2026.
As of March 31, 2026 and December 31, 2025, certificates of deposit in denominations that met or exceeded the insured limit were $2.4 billion and $2.0 billion, respectively.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
A majority of our derivative assets and liabilities as of March 31, 2026 and December 31, 2025 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of March 31, 2026, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of March 31, 2026 and December 31, 2025, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2026 and December 31, 2025:
Table 8.1: Fair Value of Derivative Assets and Liabilities

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$—	$4
Net investment hedges - Foreign exchange contracts	223	26	56	699
Total derivatives designated as hedging instruments	223	26	56	702
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	265	148	105	418
Total derivatives, gross	488	174	161	1,120
Derivative asset and derivative liability netting (b)	(143)	(151)	(143)	(151)
Cash collateral netting (c)	(37)	(1)	—	(9)
Total derivatives, net	$309	$22	$17	$961
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
We posted $772 million and $756 million as of March 31, 2026 and December 31, 2025, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $39.6 billion and $36.7 billion of fixed-rate debt obligations designated in fair value hedging relationships as of March 31, 2026 and December 31, 2025, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three months ended March 31, 2026 and 2025:
Table 8.2: Gains and Losses associated with Fair Value Hedges on Fixed-rate Long Term Debt

	Gains (losses)
	Three Months Ended March 31,
(Millions)	2026	2025
Fixed-rate long-term debt	$222	$(263)
Derivatives designated as hedging instruments	(222)	263
Total	$—	$—
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $39.6 billion and $37.0 billion as of March 31, 2026 and December 31, 2025, respectively, including the cumulative amount of fair value hedging adjustments of $144 million and $366 million for the respective periods.
We recognized in Interest expense on Long-term debt a net decrease of $16 million and an increase of $12 million for the three months ended March 31, 2026 and 2025, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
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
We had notional amounts of approximately $17.1 billion and $16.3 billion designated as net investment hedges as of March 31, 2026 and December 31, 2025, respectively. The gain or loss on these net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, was a gain of $6 million and a loss of $198 million for the three months ended March 31, 2026 and 2025, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for both the three months ended March 31, 2026 and 2025.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are primarily intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $33.1 billion and $39.0 billion as of March 31, 2026 and December 31, 2025, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $15 million for both the three months ended March 31, 2026 and 2025, that are recognized in Other, net expenses in the Consolidated Statements of Income.
Our embedded derivative related to seller earnout shares granted to us upon the completion of a business combination in the second quarter of 2022 between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital (C Ordinary Shares of GBT JerseyCo Limited) had a notional amount of $78 million as of both March 31, 2026 and December 31, 2025. The changes in the fair value of the embedded derivative resulted in losses of $9 million and $17 million for the three months ended March 31, 2026 and 2025, respectively, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of March 31, 2026 and December 31, 2025:
Table 9.1: Financial Assets and Financial Liabilities measured at Fair Value

	2026				2025
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$44	$44	$—	$—	$46	$46	$—	$—
Debt securities	2,581	496	2,004	81	997	—	916	81
Derivatives, gross (a)(b)	488	—	487	1	174	—	164	10
Total Assets	3,113	540	2,491	82	1,216	46	1,080	91
Liabilities:
Derivatives, gross (a)	161	—	161	—	1,120	—	1,120	—
Total Liabilities	$161	$—	$161	$—	$1,120	$—	$1,120	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following tables summarize the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of March 31, 2026 and December 31, 2025. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2026 and December 31, 2025, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.
Table 9.2: Fair Value of Financial Assets and Financial Liabilities measured at Amortized Cost

	Carrying Value	Corresponding Fair Value Amount
2026 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$54	$54	$52	$2	$—
Other financial assets (b)	5	5	—	5	—
Financial assets carried at other than fair value
Card balances and Other loans, less reserves (c)	218	223	—	—	223
Card balances HFS	2	2	—	—	2

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	172	172	—	172	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	17	17	—	17	—
Long-term debt (c)	$58	$59	$—	$59	$—

	Carrying Value	Corresponding Fair Value Amount
2025 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$48	$48	$46	$2	$—
Other financial assets (b)	4	4	—	4	—
Financial assets carried at other than fair value
Card balances and Other loans, less reserves (c)	218	224	—	—	224
Card balances HFS	2	2	—	—	2

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	166	166	—	166	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	16	16	—	16	—
Long-term debt (c)	$56	$57	$—	$57	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Includes other receivables and other miscellaneous assets.
(c)Includes amounts held by consolidated VIEs for which the fair values of Card balances were $33.3 billion and $33.2 billion as of March 31, 2026 and December 31, 2025, respectively, and the fair values of Long-term debt were $13.4 billion and $13.3 billion as of March 31, 2026 and December 31, 2025, respectively.
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
The carrying value of equity investments without readily determinable fair values totaled $1.2 billion and $1.1 billion as of March 31, 2026 and December 31, 2025, respectively, of which investments subject to nonrecurring Level 3 fair value measurement during the three months ended March 31, 2026 and the year ended December 31, 2025 totaled $62 million and $0.5 billion, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded unrealized gains of $22 million and nil for the three months ended March 31, 2026 and 2025, respectively. Unrealized losses were $10 million and $39 million for the three months ended March 31, 2026 and 2025, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains and losses for equity investments without readily determinable fair values totaled $1.2 billion and $0.5 billion as of March 31, 2026, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both March 31, 2026 and December 31, 2025.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Changes In Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three months ended March 31, 2026 and 2025 were as follows:
Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

(Millions), net of tax	Three Months Ended,
	March 31, 2026	Net Change	December 31, 2025	March 31, 2025	Net Change	December 31, 2024
Net Unrealized Gains (Losses) on Debt Securities	$(11)	$(7)	$(4)	$(6)	$3	$(9)
Foreign Currency Translation Adjustment Gains (Losses), net of hedges (a)	(2,805)	(22)	(2,783)	(2,907)	17	(2,924)
Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	(495)	(5)	(490)	(453)	9	(462)
Accumulated Other Comprehensive Income (Loss)	$(3,311)	$(34)	$(3,277)	$(3,366)	$29	$(3,395)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three months ended March 31, 2026 and 2025 for the changes in each component of AOCI presented above:
Table 10.2: Tax Impact for Changes in Accumulated Other Comprehensive Income (Loss)

	Tax expense (benefit)
	Three Months Ended March 31,
(Millions)	2026	2025
Net unrealized gains (losses) on debt securities	$(1)	$—
Foreign currency translation adjustment, net of hedges	(9)	(60)
Pension and other postretirement benefits	12	(1)
Total tax impact	$2	$(61)
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, for the three months ended March 31, 2026 and 2025 were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three months ended March 31, 2026 and 2025:
Table 11.1: Components of Service Fees and Other Revenue

	Three Months Ended March 31,
(Millions)	2026	2025
Foreign currency-related revenue	$480	$382
Loyalty coalition, merchant and other service fees	464	436
Network partnership revenue	449	408
Delinquency fees	255	237
Travel commissions and fees	150	136
Other fees and revenues	154	123
Total Service fees and other revenue	$1,951	$1,722
The following is a detail of Other expenses for the three months ended March 31, 2026 and 2025:
Table 11.2: Components of Other Expense

	Three Months Ended March 31,
(Millions)	2026	2025
Data processing and equipment	$767	$705
Professional services	545	541
Other	147	400
Total Other expenses	$1,459	$1,646

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Income Taxes
The effective tax rate was 21.4 percent and 22.4 percent for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate primarily reflected discrete tax benefits in the current period.
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
Tax Credit Investments
As of March 31, 2026 and 2025, we had $1,832 million and $1,699 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, comprised of Low Income Housing Tax Credit investments and other qualifying investments. We account for such tax credit investments using the Proportional Amortization Method.
The following table presents tax credit investment expenses and associated income tax credits and other income tax benefits for the three months ended March 31, 2026 and 2025:
Table 12.1: Tax Credit Investments Expenses and Credits

	Three Months Ended March 31,
(Millions)	2026	2025
Proportional amortization recognized in tax provision	$(66)	$(57)
Income tax credits and Other income tax benefits (a) recognized in tax provision	76	66
(a)Other income tax benefits are a result of tax deductible expenses generated by our tax credit investments
Income tax credits and other income tax benefits associated with our tax credit investments are also recognized in the Consolidated Statements of Cash Flows in the Operating activities section primarily under Accounts payable and other liabilities. Refer to Note 6 to our “Consolidated Financial Statements” in the 2025 Form 10-K for additional information on our tax credit investments for the year ended December 31, 2025.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three months ended March 31, 2026 and 2025 were as follows:
Table 13.1: Computation of Basic and Diluted Earnings per Share

	Three Months Ended March 31,
(Millions, except per share amounts)	2026	2025
Numerator:
Basic and diluted:
Net income	$2,971	$2,584
Preferred dividends	(14)	(14)
Net income available to common shareholders	$2,957	$2,570
Earnings allocated to participating share awards (a)	(19)	(18)
Net income attributable to common shareholders	$2,938	$2,552
Denominator:(a)
Basic: Weighted-average common stock	685	701
Add: Weighted-average stock options (b)	1	1
Diluted	686	702

Basic EPS	$4.29	$3.64
Diluted EPS	$4.28	$3.64
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS nil and 0.1 million of options for the three months ended March 31, 2026 and 2025, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Reportable Operating Segments
The following tables present certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three months ended March 31:
Table 14.1: Selected Financial Information by Segment

Three Months Ended March 31, 2026 (Millions)	USCS	CS	ICS	GMNS	Total Reportable Operating Segments	Corporate & Other (a)	Consolidated
Total non-interest revenues	$5,803	$3,408	$3,164	$1,825	$14,200	$15	$14,215
Revenue from contracts with customers (b)	3,989	2,931	1,977	1,631	10,528	(11)	10,517
Interest income	4,072	1,345	728	10	6,155	510	6,665
Interest expense	751	432	360	(169)	1,374	599	1,973
Net interest income	3,321	913	367	180	4,781	(88)	4,692
Total revenues net of interest expense	9,123	4,321	3,532	2,004	18,980	(73)	18,907
Provisions for credit losses	631	380	238	4	1,253	—	1,251
Total revenues net of interest expense after provisions for credit losses	8,493	3,941	3,294	2,000	17,728	(73)	17,656
Expenses
Card Member rewards, business development and Card Member services (c)	4,605	1,986	1,551	306	8,448	8	8,457
Marketing	764	311	332	65	1,472	7	1,480
Salaries and employee benefits and other operating expenses	1,367	828	630	514	3,339	602	3,941
Total expenses	6,736	3,126	2,513	885	13,260	618	13,878
Pretax income (loss)	$1,757	$816	$781	$1,115	$4,469	$(691)	$3,778
Total assets	$119,517	$66,076	$50,180	$19,353	$255,126	$53,769	$308,894

Three Months Ended March 31, 2025 (Millions)	USCS	CS	ICS	GMNS	Total Reportable Operating Segments	Corporate & Other (a)	Consolidated
Total non-interest revenues	$5,243	$3,265	$2,646	$1,660	$12,814	$(16)	$12,798
Revenue from contracts with customers (b)	3,634	2,828	1,688	1,485	9,635	(9)	9,626
Interest income	3,763	1,202	596	12	5,573	562	6,135
Interest expense	757	432	306	(143)	1,352	614	1,966
Net interest income	3,006	770	290	155	4,221	(52)	4,169
Total revenues net of interest expense	8,249	4,035	2,936	1,815	17,035	(68)	16,967
Provisions for credit losses	631	329	192	(2)	1,150	—	1,150
Total revenues net of interest expense after provisions for credit losses	7,618	3,706	2,744	1,817	15,885	(68)	15,817
Expenses
Card Member rewards, business development and Card Member services (c)	3,882	1,746	1,312	283	7,223	12	7,235
Marketing	765	337	300	76	1,478	8	1,486
Salaries and employee benefits and other operating expenses	1,239	787	751	468	3,245	521	3,766
Total expenses	5,886	2,870	2,363	827	11,946	541	12,487
Pretax income (loss)	$1,732	$836	$381	$990	$3,939	$(609)	$3,330
Total assets	$110,886	$62,012	$42,620	$18,083	$233,601	$48,643	$282,244
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue and certain service fees and other revenue from customers.
(c)Card Member rewards, business development and Card Member services expenses are generally correlated to volumes or are variable based on usage.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as Card balances, Other loans and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. Since December 31, 2025, there have been no material changes in our market risk exposures associated with interest rates or foreign currencies.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in the 2025 Form 10-K, refer to Note 7 to the “Consolidated Financial Statements” in this Form 10-Q.
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, including risks and uncertainties related to business, economic and geopolitical conditions, see Part I, Item 1A. “Risk Factors” of the 2025 Form 10-K. The risks and uncertainties that we face are not limited to those set forth in the 2025 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)  ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2026.

	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2026
Repurchase programs(c)	—	$—	—	58,349,399
Employee transactions(d)	175,804	$354.22	N/A	N/A

February 1-28, 2026
Repurchase programs(c)	1,381,820	$339.93	1,381,820	56,967,579
Employee transactions(d)	655,340	$352.17	N/A	N/A

March 1-31, 2026
Repurchase programs(c)	3,927,378	$300.88	3,927,378	53,040,201
Employee transactions(d)	—	$—	N/A	N/A

Total
Repurchase programs(c)	5,309,198	$311.04	5,309,198	53,040,201
Employee transactions(d)	831,144	$352.60	N/A	N/A
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
(c)On March 8, 2023, the Board of Directors authorized the repurchase of up to 120 million common shares from time to time, subject to market conditions and in accordance with our capital plans. This authorization replaced the prior repurchase authorization. See “Consolidated Capital Resources and Liquidity” under MD&A for additional information regarding share repurchases.
(d)Includes: (i) shares surrendered by holders of employee stock options who exercised options (granted under our incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) shares underlying restricted stock awards or restricted stock units withheld (under the terms of grants under our incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of such awards. Our incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of our common stock on the date the relevant transaction occurs.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Disclosure Pursuant to Section 13(r) of the Exchange Act
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders, which may include designations that are unrelated to Iran. Disclosure is generally required even where the activities, transactions or dealings were conducted outside the United States by non-U.S. affiliates in compliance with applicable law and whether or not the activities are sanctionable under U.S. law.
In the quarter ended March 31, 2026, the Office of Foreign Assets Control designated an individual with a card issued by an affiliate in Latin America as a Specially Designated National pursuant to Executive Order 13224, as amended, and we subsequently cancelled the account. We had negligible gross revenues and net profits attributable to transactions with the individual following designation that were reportable pursuant to Section 219. We do not intend to continue to engage in this activity.

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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: April 23, 2026	By	/s/ Christophe Y. Le Caillec
Christophe Y. Le Caillec Chief Financial Officer

Date: April 23, 2026	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)