Form 10-Q
period 2026-06-30
AMERICAN EXPRESS CO
filed 2026-07-24
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period from ____ to ____
Commission file number 1-7657
AMERICAN EXPRESS COMPANY
(Exact name of registrant as specified in its charter)

New York	13-4922250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Vesey Street, New York, New York	10285
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code                      (212) 640-2000

None
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares (par value $0.20 per share)	AXP	New York Stock Exchange
3.433% Fixed-to-Floating Rate Notes due May 20, 2032	AXP32	New York Stock Exchange
3.835% Fixed-to-Floating Rate Notes due June 16, 2034	AXP34	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2026
Common Shares (par value $0.20 per share)	675,309,833	Shares

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
Beginning in the first quarter of 2026, we have updated our presentation and disclosure of Card Member loans and Card Member receivables to present them on a combined basis as Card balances. Prior period amounts have been reclassified to conform to the new presentation. Previously, Card Member loans represented balances on our credit card products and revolve-eligible balances on our charge card products, which included balances that Card Members paid in full as well as balances that Card Members paid over time with interest, and Card Member receivables represented balances on our charge card products that need to be paid in full on or before the Card Member’s payment due date. The updated Card balances presentation includes both revolve-eligible balances and balances that need to be paid in full, reflecting the evolution of our card products over time, primarily due to the expansion of lending features on our charge card portfolio, and is more consistent with industry convention. This presentation change has no impact on the recognition or measurement of outstanding Card balances and associated reserves for credit losses.
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

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended June 30,		Change 2026 vs. 2025		As of or for the Six Months Ended June 30,		Change 2026 vs. 2025
(Millions, except percentages, per share amounts and where indicated)	2026	2025			2026	2025
Selected Income Statement Data
Total revenues net of interest expense	$19,637	$17,856	$1,781	10%	$38,544	$34,823	$3,721	11%
Total revenues net of interest expense (FX-adjusted) (a)		17,880	1,757	10		35,090	3,454	10
Provisions for credit losses	1,084	1,405	(321)	(23)	2,336	2,555	(219)	(9)
Total expenses	14,482	12,901	1,581	12	28,359	25,388	2,971	12
Pretax income	4,071	3,550	521	15	7,849	6,880	969	14
Income tax provision	961	665	296	45	1,767	1,411	356	25
Net income	3,110	2,885	225	8	6,082	5,469	613	11
Earnings per common share — diluted (b)	$4.53	$4.08	$0.45	11%	$8.81	$7.71	$1.10	14%

Selected Balance Sheet and Common Share Data
Cash and cash equivalents	$45,243	$57,937	$(12,694)	(22)%	$45,243	$57,937	$(12,694)	(22)%
Total Card balances and Other loans	229,481	211,976	17,505	8	229,481	211,976	17,505	8
Total Card balances and Other loans (FX-adjusted) (a)		211,155	18,326	9		211,155	18,326	9
Average Card balances and Other loans	227,814	211,102	16,712	8%	225,478	208,009	17,469	8
Customer deposits	156,973	149,386	7,587	5	156,973	149,386	7,587	5
Long-term debt	$57,017	$58,202	$(1,185)	(2)	$57,017	$58,202	$(1,185)	(2)
Average common shares outstanding — diluted	679	699	(20)	(3)	682	701	(19)	(3)
Cash dividends declared per common share	$0.95	$0.82	$0.13	16%	$1.90	$1.64	$0.26	16%

Selected Metrics and Ratios
Network volumes (billions)	$516.8	$472.0	$45	9%	$1,003.1	$911.6	$92	10%
Billed business (billions)	$455.8	416.3	40	9	$883.8	803.7	80	10
Billed business (billions) (FX-adjusted) (a)		$416.8	$39	9%		$810.4	$73	9%
Net interest yield (c)	8.1%	7.9%			8.3%	8.1%
Card balances
Net write-off rate — principal, interest and fees (d)	2.2%	2.2%			2.3%	2.3%
Net write-off rate — principal only — consumer and small business (d)(e)	2.0%	2.0%			2.0%	2.1%
30+ days past due as a % of total — consumer and small business	1.2%	1.3%			1.2%	1.3%
90+ days past billing as a % of total — corporate (f)	0.4%	0.4%			0.4%	0.4%
Effective tax rate	23.6%	18.7%			22.5%	20.5%
Return on average equity (g)	36.4%	36.3%			35.9%	35.0%
Common Equity Tier 1	10.4%	10.6%			10.4%	10.6%
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
(b)Reflects net income, less (i) earnings allocated to participating share awards of $20 million and $18 million for the three months ended June 30, 2026 and 2025, respectively, and $39 million and $36 million for the six months ended June 30, 2026 and 2025, respectively, and (ii) dividends on preferred shares of $15 million for both the three months ended June 30, 2026 and 2025, and $29 million for both the six months ended June 30, 2026 and 2025.
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

Business Performance
We delivered strong results for the second quarter of 2026, reflecting the strength of our premium customer base, success of our product refresh strategy and power of our differentiated Membership Model. The combination of Card Member spend and revenue momentum, excellent credit performance and disciplined expense management together drove net income for the second quarter, which was $3.1 billion, or $4.53 per share, compared with net income of $2.9 billion, or $4.08 per share, a year ago.
Billed business grew 9 percent year-over-year, reflecting broad-based growth across both Goods & Services (G&S) and Travel & Entertainment (T&E) spend categories. G&S spend grew 9 percent, driven by continued momentum in retail spending. T&E spend grew 10 percent, driven by sustained strength in restaurant spend and further acceleration in airline spend. Overall transaction growth of 10 percent for the quarter reflected continued strong engagement from our customers.
U.S. Consumer Services billed business grew 11 percent, driven by our premium card portfolios, including the acceleration in the U.S. Platinum portfolio following the refresh last year. We continue to see strong engagement from our younger customers, with continued momentum in spending by Millennial and Gen-Z Card Members, our largest and fastest-growing cohort. Commercial Services billed business grew 5 percent, reflecting an acceleration in growth from U.S. small and mid-sized enterprise (SME) Card Members. We expect a moderation in spend growth as we exit small business cobrand held-for-sale portfolios. Billed business for International Card Services, our fastest-growing segment, grew 13 percent (12 percent FX-adjusted), driven by continued strong growth in spend across geographies and customer types.1
Total revenues net of interest expense increased 10 percent. Growth in billed business drove a 9 percent increase in Discount revenue, our largest revenue line. Net card fees grew 15 percent, reflecting high levels of new card acquisitions, strong Card Member retention and our ongoing cycle of product refreshes. Net interest income grew 11 percent, primarily reflecting growth in balances and net yield expansion, partially offset by the impact from the exit of one of the small business cobrand held-for-sale portfolios, as mentioned above.
Card balances and Other loans increased 8 percent, in line with billed business. Provisions for credit losses decreased, primarily driven by a reserve release in the current period compared to a reserve build in the prior period, reflecting further strengthening of portfolio credit performance. The net write-off rate — principal only of 2.0 percent remained stable while the delinquency rate declined to 1.2 percent, reflecting our strategy to invest in the value propositions of our premium products that attract customers with high credit quality.
Growth in Card Member rewards, Card Member services and Business development expenses (collectively, variable customer engagement expenses) were driven by Card Member spending, including in categories like airlines where customers earn and use rewards, enhancements we made to the value propositions of our refreshed U.S. Platinum cards last year and usage of Card Member benefits. Marketing expense increased 6 percent year-over-year as we continued to invest to acquire, engage and retain high-spending, high credit-quality customers. We continue to invest in and enhance our Membership Model of premium payment products, differentiated membership services and partnerships, including our proposed acquisition of TheFork, an online restaurant reservation and management platform in Europe. Operating expense growth continues to reflect our investments in our colleagues and technology to support business growth. We remain focused on driving marketing and operating expense efficiencies over time.
During the second quarter, we maintained our Common Equity Tier 1 (CET1) capital ratio within our target range of 10 to 11 percent and returned $2.9 billion of capital to our shareholders in the form of share repurchases and common stock dividends. We plan to continue to return to shareholders the excess capital we generate while managing our CET1 capital ratio within our target range and supporting balance sheet growth. Our robust capital, funding and liquidity positions provide us with significant flexibility to maintain a strong balance sheet.
During the second quarter, we announced that we will sell our approximately 30 percent equity interest in Global Business Travel Group, Inc. pursuant to its pending acquisition. Upon closing, we expect to recognize a sizable pre-tax gain, which will be reflected in Other expense.
Our results for the quarter demonstrate the strength of our differentiated business model and give us confidence in our ability to drive sustainable growth. While we recognize the uncertainty of the geopolitical and regulatory landscape, we continue to manage the company for the long term, focusing on backing our customers and colleagues, continuing to strengthen our risk management capabilities and strategically investing in our business.
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

Results of Operations
The discussions in both “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three and six months ended June 30, 2026 compared to the same periods in the prior year, as presented in the accompanying tables.
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended June 30,		Change 2026 vs. 2025		Six Months Ended June 30,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025			2026	2025
Discount revenue	$10,163	$9,361	$802	9%	$19,675	$18,104	$1,571	9%
Net card fees	2,862	2,480	382	15	5,614	4,813	801	17
Service fees and other revenue	1,963	1,828	135	7	3,914	3,550	364	10
Total non-interest revenues	14,988	13,669	1,319	10	29,203	26,467	2,736	10
Total interest income	6,607	6,264	343	5	13,272	12,399	873	7
Total interest expense	1,958	2,077	(119)	(6)	3,931	4,043	(112)	(3)
Net interest income	4,649	4,187	462	11	9,341	8,356	985	12
Total revenues net of interest expense	$19,637	$17,856	$1,781	10%	$38,544	$34,823	$3,721	11%
Total Revenues Net of Interest Expense
Discount revenue increased for both the three and six month periods, driven by increases in billed business of 9 percent and 10 percent, respectively, partially offset by lower average merchant discount rates primarily due to shifts in spend mix by geography and merchant categories. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased for both the three and six month periods, primarily driven by growth in our premium card portfolios. See Table 5 for more details on proprietary new card acquisitions, proprietary cards-in-force and average fee per card.
Service fees and other revenue increased for both the three and six month periods, primarily driven by increases in network partnership revenues, foreign-exchange related revenues associated with Card Member cross-currency spending, loyalty coalition-related fees and travel commissions and fees from our consumer travel business.
Interest income increased for both the three and six month periods, primarily driven by growth in revolving Card balances, partially offset by lower interest rates.
Interest expense decreased for both the three and six month periods, primarily driven by lower interest rates paid on customer deposits, partially offset by growth in customer deposits.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended June 30,		Change 2026 vs. 2025		Six Months Ended June 30,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025			2026	2025
Card balances
Net write-offs	$1,207	$1,122	$85	8%	$2,420	$2,287	$133	6%
Reserve build (release) (a)	(190)	198	(388)	#	(216)	80	(296)	#
Total	1,017	1,320	(303)	(23)	2,204	2,367	(163)	(7)
Other
Net write-offs — Other loans	64	51	13	25	121	106	15	14
Net write-offs — Other	4	10	(6)	(60)	9	13	(4)	(31)
Reserve build (release) — Other loans (a)	(2)	27	(29)	#	(10)	77	(87)	#
Reserve build (release) — Other (a)	—	(3)	3	#	11	(8)	19	#
Total	67	85	(18)	(21)	132	188	(56)	(30)
Total provisions for credit losses	$1,084	$1,405	$(321)	(23)%	$2,336	$2,555	$(219)	(9)%
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
Provisions for Credit Losses
Provision for Card balance credit losses decreased for both the three and six month periods, primarily due to reserve releases in the current periods versus reserve builds in the prior periods, partially offset by higher net write-offs. The reserve releases in the current periods were primarily driven by lower delinquencies, partially offset by sequential increases in Card balances. The reserve builds in the prior periods were primarily driven by sequential increases in Card balances and reflected the macroeconomic outlook, partially offset by the release of a reserve upon the reclassification of a small business cobrand portfolio to Card balances HFS.
Provision for other credit losses decreased for both the three and six month periods, primarily due to reserve builds for Other loans in the prior periods, partially offset by higher net write-offs in the current periods. The reserve builds in the prior periods were primarily driven by sequential increases in Other loans.

Table 4: Expenses Summary

	Three Months Ended June 30,		Change 2026 vs. 2025		Six Months Ended June 30,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025			2026	2025
Card Member rewards	$5,051	$4,618	$433	9%	$9,942	$8,996	$946	11%
Business development	1,755	1,589	166	10	3,346	3,118	228	7
Card Member services	1,949	1,301	648	50	3,924	2,629	1,295	49
Marketing	1,650	1,555	95	6	3,130	3,041	89	3
Salaries and employee benefits	2,344	2,152	192	9	4,826	4,272	554	13
Other, net	1,733	1,686	47	3	3,191	3,332	(141)	(4)
Total expenses	$14,482	$12,901	$1,581	12%	$28,359	$25,388	$2,971	12%
Expenses
Card Member rewards expense increased for both the three and six month periods, driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $277 million and $630 million, and cobrand rewards expense of $155 million and $315 million, respectively, all of which were primarily driven by higher billed business. The increases in Membership Rewards expense for the three and six month periods were also driven by changes to the Membership Rewards program for U.S. Business Platinum cards, partially offset by a benefit from enhancements to the models that estimate future redemptions of Membership Rewards points by U.S. Card Members.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 96 percent (rounded down) as of both June 30, 2026 and 2025.
Business development expense increased for both the three and six month periods, primarily due to increased partner payments and higher client incentives, driven by higher network volumes. The increase for the six month period was partially offset by a reserve release related to the allocation of revenue to a joint venture partner as a result of a final arbitration award.
Card Member services expense increased for both the three and six month periods, primarily due to higher usage of Card Member benefits and the new U.S. Platinum benefits.
Marketing expense increased for both the three and six month periods, primarily driven by higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits expense increased for both the three and six month periods, primarily driven by higher compensation and incentive costs.
Other expenses increased for the three month period and decreased for the six month period. The increase for the three month period was primarily driven by an increase in legal reserves and higher technology costs, partially offset by gains on Amex Ventures investments and a gain on the sale of a small business cobrand portfolio previously classified as Card balances HFS. The decrease for the six month period was primarily driven by gains on Amex Ventures investments, a release of a reserve associated with international non-income tax, a gain for the remeasurement of our ownership interest in our Switzerland joint venture (Swisscard AECS GmbH) resulting from our purchase of the remaining share of the joint venture and the previously-mentioned gain on the sale of a small business cobrand portfolio, partially offset by an increase in legal reserves and higher technology costs.

Income Taxes
The effective tax rate was 23.6 percent and 18.7 percent for the three months ended June 30, 2026 and 2025, respectively, and 22.5 percent and 20.5 percent for the six months ended June 30, 2026 and 2025, respectively. The higher effective tax rates for the three and six month periods primarily reflected discrete tax benefits in the prior periods related to the resolution of certain prior-year tax items.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2026 vs. 2025	As of or for the Six Months Ended June 30,		Change 2026 vs. 2025
	2026	2025		2026	2025
Network volumes (billions)	$516.8	$472.0	9%	$1,003.1	$911.6	10%
Billed business	$455.8	$416.3	9	$883.8	$803.7	10
Cards-in-force (millions)	155.1	149.4	4	155.1	149.4	4
Proprietary cards-in-force	87.6	85.2	3	87.6	85.2	3
Basic cards-in-force (millions)	130.6	126.0	4	130.6	126.0	4
Proprietary basic cards-in-force	67.5	65.6	3	67.5	65.6	3
Average proprietary basic Card Member spending (dollars)	$6,759	$6,370	6	$13,168	$12,362	7
Average fee per card (dollars) (a)	$131	$117	12%	$129	$114	13%
Proprietary new cards acquired (millions)	3.0	3.1		6.1	6.4
Discount revenue as a % of billed business	2.23%	2.25%		2.23%	2.25%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
Table 6: Network Volumes-Related Statistical Information

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Network volumes	9%	9%	10%	9%
Total billed business	9	9	10	9
U.S. Consumer Services	11		11
Commercial Services	5	5	4	4
International Card Services	13	12	16	13

Merchant industry billed business metrics
G&S spend (71% of billed business for both the three and six months ended June 30, 2026)	9	9	9	9
T&E spend (28% and 29% of billed business for the three and six months ended June 30, 2026, respectively)	10%	10%	11%	10%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2026 vs. 2025	As of or for the Six Months Ended June 30,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025		2026	2025
Card balances	$218,054	$201,873	8%	$218,054	$201,873	8%
Credit loss reserves:
Beginning reserves	$6,065	$5,740	6	$6,089	$5,850	4
Provisions — principal, interest and fees	1,017	1,320	(23)	2,204	2,367	(7)
Net write-offs — principal, interest and fees, less recoveries	(1,207)	(1,122)	8	(2,420)	(2,287)	6
Other (a)	(9)	22	#	(8)	30	#
Ending reserves	$5,866	$5,960	(2)	$5,866	$5,960	(2)
% of Card balances	2.7%	3.0%		2.7%	3.0%
% of past due — consumer and small business	248%	252%		248%	252%
Average Card balances	216,710	201,175	8%	214,446	198,292	8%
Net write-off rate — principal, interest and fees (b)	2.2%	2.2%		2.3%	2.3%
Net write-off rate — principal only — consumer and small business (b)(c)	2.0%	2.0%		2.0%	2.1%
30+ days past due as a % of total — consumer and small business	1.2%	1.3%		1.2%	1.3%
90+ days past billing as a % of total — corporate (d)	0.4%	0.4%		0.4%	0.4%
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

Business Segment Results of Operations
U.S. Consumer Services
Table 8: USCS Selected Income Statement Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Millions, except percentages)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Revenues
Non-interest revenues	$6,229	$5,540	$689	12%	$12,031	$10,783	$1,248	12%
Interest income	4,052	3,795	257	7	8,124	7,558	566	7
Interest expense	757	782	(25)	(3)	1,508	1,539	(31)	(2)
Net interest income	3,295	3,013	282	9	6,616	6,019	597	10
Total revenues net of interest expense	9,524	8,553	971	11	18,647	16,802	1,845	11
Provisions for credit losses	498	829	(331)	(40)	1,129	1,460	(331)	(23)
Total revenues net of interest expense after provisions for credit losses	9,025	7,724	1,301	17	17,518	15,342	2,176	14
Expenses
Card Member rewards, business development and Card Member services	4,745	3,967	778	20	9,350	7,849	1,501	19
Marketing	813	800	13	2	1,577	1,565	12	1
Salaries and employee benefits and other operating expenses	1,403	1,281	122	10	2,770	2,520	250	10
Total expenses	6,961	6,048	913	15	13,697	11,934	1,763	15
Pretax segment income	$2,065	$1,676	$389	23%	$3,821	$3,408	$413	12%
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
Discount revenue increased 11 percent and 10 percent for the three and six month periods, respectively, primarily driven by increases in U.S. consumer billed business. See Tables 5, 6, and 9 for more details on billed business performance.
Net card fees increased 17 percent for both the three and six month periods, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 9 percent for the three month period and was relatively flat for the six month period, primarily driven by higher travel commissions and fees from our consumer travel business. The six month period was offset by a prior-year discrete revenue adjustment related to certain cash advance fees.
Interest income increased for both the three and six month periods, primarily driven by growth in revolving Card balances, partially offset by lower interest rates.
Interest expense decreased for both the three and six month periods, primarily driven by lower interest rates, partially offset by higher cost of funds due to segment net asset growth.

Provisions for Credit Losses
Provision for Card balance credit losses decreased for the current three month period, primarily due to a reserve release in the current period versus a reserve build in the prior period, partially offset by higher net write-offs. Provision for Card balance credit losses decreased for the current six month period, primarily due to a reserve release in the current period versus a reserve build in the prior period and lower net write-offs. The reserve releases in the current periods were primarily driven by lower delinquencies, partially offset by a sequential increase in Card balances in the current three month period. The reserve build in the prior three month period was primarily driven by a sequential increase in Card balances and reflected the macroeconomic outlook, partially offset by lower delinquencies. The reserve build in the prior six month period was primarily driven by the macroeconomic outlook, partially offset by lower delinquencies.
Provision for other credit losses decreased for the current three month period, primarily due to a reserve release in the current period versus a reserve build in the prior period, partially offset by higher net write-offs. Provision for other credit losses decreased for the current six month period, primarily due to a lower reserve build in the current period, partially offset by higher net write-offs. The reserve build in the current six month period was primarily related to partner obligations, a portion of which was released during the current three month period. The net reserve builds in the prior periods were primarily driven by sequential increases in Other loans.
Expenses
Total expenses increased for both the three and six month periods, primarily driven by higher Card Member services, Card Member rewards and Salaries and employee benefits and other operating expenses.
Card Member rewards expense increased for both the three and six month periods, primarily driven by increases in Membership Rewards and cobrand rewards expenses, both of which were driven by higher billed business. The increases in Membership Rewards expense were partially offset by the previously-mentioned benefit from enhancements to the U.S. URR models.
Business development expense increased for both the three and six month periods, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased for both the three and six month periods, primarily due to new U.S. Platinum benefits and higher usage of Card Member benefits.
Marketing expense was relatively flat for both the three and six month periods.
Salaries and employee benefits and other operating expenses increased for both the three and six month periods, primarily due to increases in allocated service costs.

Table 9: USCS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2026 vs. 2025	As of or for the Six Months Ended June 30,		Change 2026 vs. 2025
(Millions, except percentages and where indicated)	2026	2025		2026	2025
Billed business (billions)	$196.4	$176.5	11%	$376.7	$340.8	11%
Proprietary cards-in-force	49.2	47.3	4	49.2	47.3	4
Proprietary basic cards-in-force	35.0	33.4	5	35.0	33.4	5
Average proprietary basic Card Member spending (dollars)	$5,654	$5,322	6	$10,905	$10,341	5
Total segment assets	$123,404	$113,876	8	$123,404	$113,876	8
Total Card balances	$113,796	$105,784	8	$113,796	$105,784	8
Average Card balances	$112,449	$104,488	8%	$111,658	$104,000	7%
Net write-off rate — principal, interest and fees (a)	2.3%	2.4%		2.3%	2.5%
Net write-off rate — principal only (a)	1.8%	1.9%		1.9%	2.0%
30+ days past due as a % of total	1.1%	1.2%		1.1%	1.2%
(a)Refer to Table 7 footnote (b).

Commercial Services
Table 10: CS Selected Income Statement Data

	Three Months Ended June 30,		Change 2026 vs. 2025		Six Months Ended June 30,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025			2026	2025
Revenues
Non-interest revenues	$3,591	$3,422	$169	5%	$6,999	$6,687	$312	5%
Interest income	1,343	1,240	103	8	2,688	2,442	246	10
Interest expense	432	450	(18)	(4)	864	882	(18)	(2)
Net interest income	912	790	122	15	1,824	1,560	264	17
Total revenues net of interest expense	4,503	4,212	291	7	8,823	8,247	576	7
Provisions for credit losses	353	360	(7)	(2)	733	689	44	6
Total revenues net of interest expense after provisions for credit losses	4,149	3,852	297	8	8,091	7,558	533	7
Expenses
Card Member rewards, business development and Card Member services	1,994	1,790	204	11	3,980	3,536	444	13
Marketing	379	331	48	15	690	668	22	3
Salaries and employee benefits and other operating expenses	806	826	(20)	(2)	1,635	1,613	22	1
Total expenses	3,179	2,947	232	8	6,305	5,817	488	8
Pretax segment income	$970	$905	$65	7%	$1,786	$1,741	$45	3%
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
Discount revenue increased 4 percent for both the three and six month periods, primarily driven by increases in commercial billed business. See Tables 5, 6, and 11 for more details on billed business performance.
Net card fees increased 12 percent and 11 percent for the three and six month periods, respectively, primarily driven by growth in our premium card portfolios.
Service fees and other revenue increased 7 percent and 8 percent for the three and six month periods, respectively, primarily driven by higher travel commissions and fees.
Interest income increased for both the three and six month periods, primarily driven by growth in revolving Card balances and higher interest rates.
Interest expense decreased for both the three and six month periods, primarily driven by lower interest rates, partially offset by a higher cost of funds driven by segment net asset growth.

Provisions for Credit Losses
Provision for Card balance credit losses increased for the current three month period, primarily due to higher net write-offs, partially offset by a reserve release in the current period versus a reserve build in the prior period. Provision for Card balance credit losses increased for the current six month period, primarily driven by higher net write-offs and a higher reserve build in the current period. The reserve release in the current three month period was primarily driven by lower delinquencies, partially offset by a sequential increase in Card balances. The reserve build in the current six month period was primarily driven by a sequential increase in Card balances, partially offset by lower delinquencies. The reserve builds in the prior periods were primarily driven by the macroeconomic outlook, partially offset by the release of a reserve upon the reclassification of a small business cobrand portfolio to Card balances HFS. A sequential increase in Card balances also drove the reserve build in the prior six month period.
Provision for other credit losses decreased for both the three and six month periods, primarily due to a reserve release in the current period versus a reserve build in the prior period and lower net write-offs in the current six month period. The reserve release in the current three month period was primarily related to partner obligations. The reserve release in the current six month period was primarily driven by the performance of small business loans. The reserve builds in the prior periods were primarily driven by sequential increases in Other loans.
Expenses
Total expenses increased for both the three and six month periods, primarily driven by higher Card Member rewards, Card Member services and Business development expenses.
Card Member rewards expense increased for both the three and six month periods, primarily driven by increases in Membership Rewards expense due to changes to the Membership Rewards program for U.S. Business Platinum cards and higher billed business, partially offset by the previously-mentioned benefit from enhancements to the U.S. URR models.
Business development expense increased for both the three and six month periods, primarily due to increased client incentives, driven by higher billed business and contractual rates.
Card Member services expense increased for both the three and six month periods, primarily driven by the new U.S. Business Platinum benefits.
Marketing expense increased for both the three and six month periods, primarily driven by higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other operating expenses decreased for the three month period and was relatively flat for the six month period. The decrease for the three month period was primarily driven by the previously-mentioned gain on the sale of a small business cobrand portfolio, a prior-year increase in legal reserves and higher technology costs, partially offset by increases in allocated service costs and higher professional service fees. The six month period also reflected additional allocated service costs compared to the prior year.

Table 11: CS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2026 vs. 2025	As of or for the Six Months Ended June 30,		Change 2026 vs 2025
(Millions, except percentages and where indicated)	2026	2025		2026	2025
Billed business (billions)	$141.8	$135.5	5%	$276.1	$264.7	4%
Proprietary cards-in-force	14.6	15.4	(5)	14.6	15.4	(5)
Average Card Member spending (dollars)	$9,607	$8,782	9	$18,426	$17,165	7
Total segment assets	$65,567	$62,152	5	$65,567	$62,152	5
Total Card balances	$58,952	$55,098	7	$58,952	$55,098	7
Average Card balances	$59,287	$57,113	4%	$58,218	$56,170	4%
Net write-off rate — principal, interest and fees (a)	2.3%	2.2%		2.3%	2.2%
Net write-off rate — principal only — small business (a)(b)	2.4%	2.3%		2.5%	2.3%
30+ days past due as a % of total — small business	1.4%	1.5%		1.4%	1.5%
90+ days past billing as a % of total — corporate (b)	0.4%	0.4%		0.4%	0.4%
(a)Refer to Table 7 footnote (b).
(b)Refer to Table 7 footnote (d).

International Card Services
Table 12: ICS Selected Income Statement Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Millions, except percentages)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Revenues
Non-interest revenues	$3,261	$2,947	$314	11%	$6,425	$5,593	$832	15%
Interest income	733	620	113	18	1,461	1,216	245	20
Interest expense	375	335	40	12	735	641	94	15
Net interest income	358	285	73	26	725	575	150	26
Total revenues net of interest expense	3,619	3,232	387	12	7,150	6,168	982	16
Provisions for credit losses	223	210	13	6	460	402	58	14
Total revenues net of interest expense after provisions for credit losses	3,396	3,022	374	12	6,690	5,766	924	16
Expenses
Card Member rewards, business development and Card Member services	1,683	1,452	231	16	3,234	2,764	470	17
Marketing	352	322	30	9	684	622	62	10
Salaries and employee benefits and other operating expenses	884	783	101	13	1,514	1,534	(20)	(1)
Total expenses	2,919	2,557	362	14	5,432	4,920	512	10
Pretax segment income	$477	$465	$12	3%	$1,258	$846	$412	49%
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
Discount revenue increased 12 percent and 15 percent for the three and six month periods, respectively (11 percent for both the three and six month periods, on an FX-adjusted basis), primarily driven by increases in billed business.2 See Tables 5, 6, and 13 for more details on billed business performance.
Net card fees increased 14 percent and 18 percent for the three and six month periods, respectively (14 percent and 15 percent, respectively, on an FX-adjusted basis), primarily driven by growth in our premium card portfolios.2
Service fees and other revenue increased 3 percent and 12 percent for the three and six month periods, respectively (2 percent and 7 percent, respectively, on an FX-adjusted basis), primarily driven by higher loyalty coalition-related fees and increases in foreign-exchange related revenues associated with Card Member cross-currency spending, including such revenues from Swisscard.2
Interest income increased for both the three and six month periods, primarily driven by growth in revolving Card balances, partially offset by lower interest rates.
Interest expense increased for both the three and six month periods, primarily driven by higher cost of funds due to segment net asset growth, partially offset by lower interest rates.
2 Refer to footnote 1 on page 3 for details regarding foreign currency adjusted information.

Provisions for Credit Losses
Provision for Card balance credit losses increased for the current three month period, primarily due to higher net write-offs, partially offset by a reserve release in the current period versus a reserve build in the prior period. Provision for Card balance credit losses increased for the current six month period, primarily due to higher net write-offs, partially offset by a lower reserve build in the current period. The reserve release in the current three month period was primarily driven by lower delinquencies, partially offset by a sequential increase in Card balances. The reserve build in the current six month period was primarily driven by a sequential increase in Card balances. The reserve build in the prior three month period was primarily driven by a sequential increase in Card balances. The reserve build in the prior six month period was primarily driven by higher delinquencies and a sequential increase in Card balances.
Expenses
Total expenses increased for both the three and six month periods, primarily driven by higher Card Member rewards, Card Member services and Salaries and employee benefits and other operating expenses.
Card Member rewards expense increased for both the three and six month periods, primarily driven by increases in Membership Rewards and cobrand rewards expenses, both of which were primarily driven by higher billed business.
Business development expense decreased for both the three and six month periods, primarily driven by lower partner payments, partially offset by higher loyalty coalition-related costs. The decrease for the six month period was also driven by the previously-mentioned reserve release related to the allocation of revenue to a joint venture partner.
Card Member services expense increased for both the three and six month periods, primarily driven by growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased for both the three and six month periods, primarily due to higher levels of spending on customer acquisition and other growth initiatives, including such expenses from Swisscard.
Salaries and employee benefits and other operating expenses increased for the three month period and was relatively flat for the six month period. The increase for the three month period was primarily driven by higher compensation costs, allocated service costs and technology costs, including such expenses from Swisscard. The six month period also reflected a release of a reserve associated with international non-income tax and the previously-mentioned gain on acquisition of the remaining share of Swisscard.

Table 13: ICS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2026 vs. 2025	As of or for the Six Months Ended June 30,		Change 2026 vs. 2025
(Millions, except percentages and where indicated)	2026	2025		2026	2025
Billed business (billions)	$117.2	$103.9	13%	$228.9	$196.7	16%
Proprietary cards-in-force	23.9	22.5	6	23.9	22.5	6
Proprietary basic cards-in-force	18.0	16.9	7	18.0	16.9	7
Average proprietary basic Card Member spending (dollars)	$6,535	$6,197	5	$13,018	$11,823	10
Total segment assets	$52,291	$46,500	12	$52,291	$46,500	12
Total Card balances	$45,305	$40,991	11	$45,305	$40,991	11
Average Card balances	$44,975	$39,573	14%	$44,570	$38,121	17%
Net write-off rate — principal, interest and fees (a)	2.0%	2.0%		2.0%	1.9%
Net write-off rate — principal only — consumer and small business (a)(b)	1.8%	1.8%		1.8%	1.7%
30+ days past due as a % of total — consumer and small business	1.1%	1.1%		1.1%	1.1%
90+ days past billing as a % of total — corporate (b)	0.5%	0.4%		0.5%	0.4%
(a)Refer to Table 7 footnote (b).
(b)Refer to Table 7 footnote (d).

Global Merchant and Network Services
Table 14: GMNS Selected Income Statement and Other Data

	Three Months Ended June 30,		Change 2026 vs. 2025		Six Months Ended June 30,		Change 2026 vs. 2025
(Millions, except percentages and where indicated)	2026	2025			2026	2025
Revenues
Non-interest revenues	$1,919	$1,758	$161	9%	$3,743	$3,418	$325	10%
Interest income	8	10	(2)	(20)	18	22	(4)	(18)
Interest expense	(169)	(165)	(4)	(2)	(339)	(308)	(31)	(10)
Net interest income	178	175	3	2	357	330	27	8
Total revenues net of interest expense	2,096	1,933	163	8	4,100	3,748	352	9
Provisions for credit losses	10	5	5	#	14	3	11	#
Total revenues net of interest expense after provisions for credit losses	2,086	1,928	158	8	4,086	3,745	341	9
Expenses
Business development and Card Member services	328	288	40	14	634	571	63	11
Marketing	100	96	4	4	165	172	(7)	(4)
Salaries and employee benefits and other operating expenses	530	490	40	8	1,044	958	86	9
Total expenses	958	874	84	10	1,843	1,701	142	8
Pretax segment income	1,128	1,054	74	7	2,243	2,044	199	10
Network volumes (billions)	516.8	472.0	$45	9	1,003.1	911.6	$92	10
Total segment assets	$19,401	$18,324		6%	$19,401	$18,324		6%
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
Discount revenue increased 7 percent for both the three and six month periods, driven by increases in billed business, partially offset by lower average merchant discount rates, primarily due to shifts in spend mix by geography and merchant categories. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 12 percent and 13 percent for the three and six month periods, respectively, primarily driven by increases in network partnership revenues due to higher network volumes.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income was relatively flat for the three month period and increased for the six month period. Both periods reflect a higher interest expense credit, which was primarily driven by an increase in average merchant payables, partially offset by lower interest rates in international markets.

Provisions for Credit Losses
Provision for credit losses increased for both the three and six month periods, primarily due to reserve builds related to partner obligations in the current periods versus reserve releases in the prior periods, partially offset by lower net write-offs.
Expenses
Total expenses increased for both the three and six month periods, primarily driven by higher Salaries and employee benefits and other operating expenses and Business development expense.
Business development expense increased for both the three and six month periods, primarily driven by increased partner payments due to higher network volumes.
Marketing expense increased for the three month period and decreased for the six month period. The increase for the three month period was primarily driven by higher levels of spending on merchant engagement and other growth initiatives. The decrease for the six month period was driven by lower levels of spending on merchant engagement and other growth initiatives.
Salaries and employee benefits and other operating expenses increased for both the three and six month periods, primarily driven by higher compensation costs.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $569 million and $550 million for the three months ended June 30, 2026 and 2025, respectively, and $1.3 billion and $1.2 billion for the six months ended June 30, 2026 and 2025, respectively. The increase in the pretax loss for the three month period was primarily driven by an increase in legal reserves, partially offset by gains on Amex Ventures investments. The increase in pretax loss for the six month period was also driven by higher compensation costs and foreign-exchange losses.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of American Express National Bank (AENB), as of June 30, 2026:
Table 15: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of June 30, 2026
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.4%
American Express National Bank		10.9
Tier 1	8.5
American Express Company		11.0
American Express National Bank		10.9
Total	10.5
American Express Company		13.1
American Express National Bank		13.0
Tier 1 Leverage	4.0
American Express Company		9.6
American Express National Bank		8.8
Supplementary Leverage Ratio	3.0%
American Express Company		8.2
American Express National Bank		7.4%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company’s regulatory risk-based capital and risk-weighted assets as of June 30, 2026:
Table 16: Regulatory Risk-Based Capital Components and Risk-Weighted Assets

American Express Company ($ in Millions)	June 30, 2026
Risk-Based Capital
Common Equity Tier 1	$27,779
Tier 1 Capital	29,394
Tier 2 Capital	5,635
Total Capital	35,029

Risk-Weighted Assets	268,321
Average Total Assets to calculate the Tier 1 Leverage Ratio	304,688
Total Leverage Exposure to calculate the Supplementary Leverage Ratio	$359,052
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
On February 4, 2026, the Federal Reserve announced that it is maintaining SCB requirements for firms at their current levels until 2027. As a result, absent further action from the Federal Reserve, we will continue to be subject to our current SCB requirement of 2.5 percent, the minimum SCB requirement under the applicable regulations, through September 30, 2027.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three and six months ended June 30, 2026, we returned $2,887 million and $5,202 million, respectively, to our shareholders in the form of share repurchases of $2,241 million and $3,905 million, respectively, and common share dividends of $645 million and $1,297 million, respectively. We repurchased 7.1 million common shares at an average price of $315.77 in the second quarter of 2026. These share repurchase and common share dividend amounts collectively represent approximately 93 percent and 86 percent of net income available to common shareholders during the three and six month periods, respectively.
In addition, during the three and six months ended June 30, 2026, we paid $15 million and $29 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.
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

Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of June 30, 2026 and December 31, 2025:
Table 17: Summary of Customer Deposits and Consolidated Debt

(Billions)	June 30, 2026	December 31, 2025
Customer deposits	$157.0	$152.5
Short-term borrowings	2.0	1.4
Long-term debt	57.0	56.4
Total customer deposits and debt	$216.0	$210.3
We may redeem from time to time certain debt securities prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Our funding needs are driven by, among other factors, maturing obligations, our liquidity position and the pace of growth in our Card balances and Other loans. Our current funding plan for the full year 2026 includes, among other sources, approximately $4.0 billion to $8.0 billion of unsecured term debt issuance and approximately $1.0 billion to $3.0 billion of secured term debt issuance. Actual funding activities can vary due to various factors, such as future business growth, liquidity requirements, the impact of global economic, political and other events on market capacity, demand for securities offered by us, regulatory changes, ability to securitize and sell Card balances, and the performance of Card balances previously sold in securitization transactions. Many of these factors are beyond our control.
We issued $6.1 billion of unsecured debt during the six months ended June 30, 2026. The following table presents our debt issuances for the three months ended June 30, 2026:
Table 18: Debt Issuances

($ in Billions)	Three Months Ended June 30, 2026
American Express Company:
USD Fixed-to-Floating Rate Senior Notes (coupon of 4.444% during the fixed rate period and compounded SOFR(a) plus spread of 81.1 basis points during the floating rate period)	$1.8
EUR Fixed-to-Floating Rate Senior Notes (coupon of 3.835% during the fixed rate period and 3-month EURIBOR(b) plus spread of 90.6 basis points during the floating rate period)	0.9
Total	$2.6
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

Deposit Programs
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per depositor, per ownership category through the FDIC; as of June 30, 2026, approximately 92 percent of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. The direct deposit program offered by AENB is our primary deposit product channel, which makes FDIC-insured high-yield savings account, certificates of deposit (CDs), business checking and consumer checking account products available directly to customers. As of June 30, 2026, our direct deposit program had approximately 4.3 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives. CDs carry stated maturities while high-yield savings account, checking account and third-party sweep deposit products do not. We manage the duration of our maturing obligations, including CDs, to reduce concentration and refinancing risk.
As of June 30, 2026 and December 31, 2025, we had $157.0 billion and $152.5 billion, respectively, in deposits. Refer to Note 6 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.
The following tables set forth the average interest rates we paid on different types of deposits during the three and six months ended June 30, 2026 and 2025. The change in the average interest rate we paid on our interest-bearing deposits compared to the prior year was primarily due to the impact of lower market interest rates offered for savings deposits.
Table 20: Average Interest Rates Paid on Deposits

	Three Months Ended June 30,
	2026			2025
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings accounts	$120,708	$945	3.1%	$113,134	$1,012	3.6%
Checking accounts	3,390	12	1.4	2,414	14	2.3
Certificates of deposit:
Direct	7,861	74	3.8	4,524	45	4.0
Third-party (brokered)	9,339	99	4.2	11,240	124	4.4
Sweep accounts — Third-party (brokered)	14,788	146	4.0	15,395	179	4.7
Total U.S. interest-bearing deposits	$156,085	$1,276	3.3%	$146,707	$1,374	3.8%

	Six Months Ended June 30,
	2026			2025
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings accounts	$119,586	$1,900	3.2%	$111,755	$2,024	3.7%
Checking accounts	3,256	24	1.5	2,298	21	1.8
Certificates of deposit:
Direct	7,254	137	3.8	4,408	88	4.0
Third-party (brokered)	9,588	203	4.3	10,255	221	4.4
Sweep accounts — Third-party (brokered)	15,111	298	4.0	15,405	356	4.7
Total U.S. interest-bearing deposits	$154,794	$2,562	3.3%	$144,121	$2,710	3.8%
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
Our liquidity objective is to maintain access to a diverse set of on-balance sheet and off-balance sheet liquidity sources, including cash and other liquid assets, secured borrowing facilities and a committed bank credit facility. Through our U.S. bank subsidiary, AENB, we have also pledged collateral eligible for use at the Federal Reserve’s discount window.
The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as additional stress scenarios required under our liquidity risk policy. We currently maintain sufficient liquidity to meet these internal and regulatory liquidity requirements.
We are also subject to additional standards for liquidity risk supervision as implemented by the U.S. federal bank regulatory agencies, including the liquidity coverage ratio (LCR) and net stable funding ratio (NSFR), and are required to calculate the LCR and the NSFR on a daily basis and make separate public disclosures related to the LCR on a quarterly basis and the NSFR on a semi-annual basis. For the three months ended June 30, 2026, the average LCR and NSFR for American Express Company each exceeded the minimum requirement of 100 percent. The following table presents American Express Company’s average LCR for the three months ended June 30, 2026:
Table 21: Liquidity Coverage Ratio

(Millions, except percentages)	Three Months Ended (a) June 30, 2026
American Express Company:
Average high-quality liquid assets (HQLA) amount (b)	$18,922
Average total adjusted net cash outflow (c)	$9,626
Average Liquidity Coverage Ratio	197%
(a)Represents the average weighted amount after applying regulatory-prescribed HQLA haircuts or cash outflow and inflow rates.
(b)Excludes average excess eligible HQLA not freely transferable by AENB.
(c)Represents total net cash outflow multiplied by an adjustment of 85 percent, which continues to apply through the transition period following American Express Company becoming a Category II firm in the second quarter of 2026.
For the three months ended March 31 and June 30, 2026, the average NSFR for American Express Company was 124 percent and 121 percent, respectively, with required stable funding multiplied by an adjustment of 85 percent. See the “Supervision and Regulation — Capital and Liquidity Regulation” and “Enhanced Prudential Standards” sections of our Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Form 10-K) for more information.

As of June 30, 2026 and December 31, 2025, we had $45.2 billion and $47.8 billion in Cash and cash equivalents, respectively. Refer to the “Cash Flows” section below for a discussion of the major drivers impacting cash flows for the six months ended June 30, 2026. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary. For the three months ended June 30, 2026, interest income exceeded the interest expense associated with the liquidity portfolio.
Securitized Borrowing Capacity
As of June 30, 2026, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 17, 2028, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2028, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from American Express Credit Account Master Trust (the Lending Trust). These facilities enhance our contingent funding resources and are also used in the ordinary course of business to fund working capital needs. As of June 30, 2026, a de minimis amount was drawn on the Charge Trust facility, which was subsequently repaid in full. No amounts were drawn on the Lending Trust facility as of June 30, 2026.
Committed Bank Credit Facility
As of June 30, 2026, we maintained a committed syndicated bank credit facility of $6.0 billion, with a maturity date of September 24, 2028. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. As of June 30, 2026, no amount was drawn on this facility.
Other Sources of Liquidity
In addition to cash and other liquid assets and the secured borrowing facilities and committed bank credit facility described above, as an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco through the discount window against pledged U.S. Card balances.
As of June 30, 2026, AENB had available borrowing capacity of $91.0 billion based on the amount and collateral valuation of Card balances that were pledged to the Federal Reserve Bank of San Francisco. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve and can change from time to time. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval.
Unused Credit Outstanding
As of June 30, 2026, we had approximately $530 billion of unused credit available to customers. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Charge card products with no pre-set spending limits are not reflected in unused credit.

Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the six months ended June 30, 2026 and 2025:
Table 22: Cash Flows

(Billions)	2026	2025
Total cash provided by (used in):
Operating activities	$9.2	$9.1
Investing activities	(11.8)	(6.3)
Financing activities	0.1	14.3
Effect of foreign currency exchange rates on cash and cash equivalents	0.1	0.2
Net (decrease) increase in cash and cash equivalents	$(2.5)	$17.3
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
In 2026, net cash used in investing activities was primarily driven by higher Card balances and Other loans, net purchases of investment securities, costs associated with building our new headquarters and the acquisition of our partner’s interest in Swisscard, partially offset by net proceeds received from the sale of a small business cobrand portfolio previously classified as Card balances HFS.
In 2025, the net cash used in investing activities was primarily driven by higher Card balances and Other loans, and the acquisition of a business.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
In both 2026 and 2025, the net cash provided by financing activities was primarily driven by growth in customer deposits and net proceeds from long-term debt and short-term borrowings, partially offset by share repurchases and dividend payments.

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
Governmental authorities have focused, and we believe will continue to focus, considerable attention on reviewing compliance by financial services firms and payment systems with laws and regulations, and as a result, we continually work to evolve and improve our risk management framework, governance structures, practices and procedures. Reviews by us and governmental authorities to assess compliance with laws and regulations, as well as our own internal reviews to assess compliance with internal policies, including errors or misconduct by colleagues or third parties or control failures, have resulted in, and are likely to continue to result in, changes to our products, practices and procedures, restitution to our customers and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations, enforcement proceedings and the imposition of fines or civil money penalties, in the event of noncompliance or alleged noncompliance with laws or regulations. For example, as previously disclosed, we have been engaging with regulators in relation to certain aspects of our anti-money laundering (AML) programs and as a result, we expect to be subject to enforcement action, which could include civil money penalties and lead to further regulatory inquiries. We are cooperating with ongoing reviews and have continued to make enhancements to our existing programs, policies and procedures and to identify and remediate deficiencies.
Please see the “Supervision and Regulation” and “Risk Factors” sections of the 2025 Form 10-K for further information.
Enhanced Prudential Standards
We are subject to the U.S. federal bank regulatory agencies’ rules that tailor the application of enhanced prudential standards to bank holding companies and depository institutions with $100 billion or more in total consolidated assets. Under these rules, American Express Company became a Category II firm during the second quarter of 2026 as a result of our cross-jurisdictional activity exceeding $75 billion as of March 31, 2026 (based on a four-quarter trailing average). Category II firms are subject to heightened capital, liquidity and prudential requirements, as well as additional regulatory reporting requirements, which in some cases phase in over applicable transition periods.
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
Pricing for card acceptance, including interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), has been a focus of legislators and regulators in Australia, Canada, the EU, Mexico, the United States and other jurisdictions. Recently, certain states in the United States have passed or are considering laws prohibiting interchange from being charged on all or certain components of transactions, such as sales tax and gratuities. Jurisdictions have also sought to regulate various other aspects of network operations and contract terms and practices governing merchant card acceptance, including information associated with electronic transactions, such as state legislation regarding the use of specific merchant categories codes or limiting the use of transaction data.
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

Surcharging
In various countries, such as certain Member States in the EU and Canada (other than in the Province of Quebec), merchants are permitted by law to surcharge card purchases. Certain jurisdictions are also reconsidering or may in the future reconsider their laws relating to surcharging. In March 2026, the central bank in Australia released its final decisions from a review of merchant card payment costs and surcharging, including that, effective October 1, 2026, it will no longer require surcharging to be permitted with respect to designated card networks (Visa, Mastercard and EFTPOS) and will reduce certain interchange fee caps for such networks. As a result of this change and to align with the designated card networks, we will no longer permit surcharging by merchants in Australia effective the same date. The central bank also commenced a review of payments system regulation, including three-party card networks such as American Express, in June 2026. The impacts of the central bank’s decisions in the merchant card payment costs and surcharging review and the outcome of the payments system regulation review remain uncertain. In the United States, a number of state laws that prohibit surcharging have been overturned and certain states have passed or are considering laws to permit surcharging by merchants. In jurisdictions allowing surcharging, we have seen an increase in merchant surcharging on American Express cards, particularly in certain merchant categories. Surcharging is an adverse customer experience and could have a material adverse effect on us, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business. In addition, we also encounter steering or differential acceptance practices by merchants, which could also have a material adverse effect on us.
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

Anti-Money Laundering, Countering the Financing of Terrorism and Economic Sanctions Compliance
We are subject to significant supervision and regulation, and an increasingly stringent enforcement environment, with respect to compliance with AML and countering the financing of terrorism (CFT) laws and regulations globally.
Among other things, these laws and regulations generally require us to establish compliance programs that meet certain standards, including policies and procedures to collect information from and verify the identities of our customers, and to monitor for and report suspicious transactions, in addition to other information gathering and recordkeeping requirements. As noted above, our AML programs have become the subject of heightened scrutiny and we are working to make enhancements to our existing programs, policies and procedures and to identify and remediate deficiencies. Errors, failures or delays in complying with AML/CFT laws, deficiencies in our compliance programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activity could give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities or other enforcement actions.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance, credit reserve and expense levels and the effective tax rate remaining consistent with current expectations and our ability to continue investing in growth initiatives (such as our brand, value propositions, coverage, marketing, technology, partnerships and talent), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: macroeconomic and geopolitical conditions, including a slowdown in U.S. or global economic growth, changes to consumer and business confidence, higher rates of unemployment and wide-scale layoffs, impacts from the Middle East conflict and other international hostilities, deteriorations in global trade and the effects of announced or future tariffs, changes in interest rates, inflation, supply chain issues, energy costs, market volatility, and fiscal and monetary policies; the effects of technology changes and the adoption of AI; the impact of any future contingencies, including, but not limited to, legal costs and settlements, the imposition of fines or monetary penalties, increases in Card Member remediation, investment gains or losses, restructurings, impairments and changes in reserves; issues impacting brand perceptions and our reputation; changes in the competitive environment and an inability to realize benefits from new and extended sponsorships; impacts related to acquisitions, divestitures, cobrand relationships and other partners; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense in the future, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: spending volumes not being consistent with expectations, including spending by U.S. and international consumer Card Members across age cohorts (including Millennial and Gen-Z customers) and business Card Members and dining, airline and other T&E spending volumes, such as due to uncertain macroeconomic and geopolitical conditions; an inability to address competitive pressures, attract and retain customers, invest in and enhance our Membership Model of premium products, differentiated services and partnerships, successfully refresh card products and introduce new features and capabilities, grow banking relationships with customers and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global network; the impacts of portfolio sales; the effects of regulatory initiatives, including pricing regulation, such as pricing for card acceptance and interest rate and fee caps, and network regulation; merchant coverage growing less than expected or the reduction of merchant acceptance or perceptions of coverage; increased surcharging, steering, suppression or other differential acceptance practices with respect to our products; merchant discount rates changing from our expectations; and changes in foreign currency exchange rates;
•net card fee revenues not growing consistent with our expectations, which could be impacted by, among other things, the pace of Card Member acquisition activity and demand for our fee-based products; higher Card Member attrition rates; the success and timing of our refreshes of our card products (including acquisition and retention levels of the U.S. Consumer and Business Platinum Card portfolios); a decrease in the ability and desire of Card Members to pay card fees, such as due to macroeconomic conditions or as a result of changes in card fees; the competitive environment and the perception of the value provided by premium cards; regulatory initiatives impacting card fees; and our inability to deliver and enhance benefits and services, innovate with respect to our products and develop attractive premium value propositions for new and existing customers;
•net interest income, the effects of changes in interest rates and the growth of net interest income relative to the growth of Card balances and Other loans outstanding, being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; the effectiveness of our strategies to enhance Card Member value propositions, grow lending with premium customers and capture a greater share of Card Members’ spending and borrowings, and attract new, and retain existing, customers; our ability to effectively introduce and enhance lending features on our products and manage underwriting risk; governmental actions to cap credit card interest rates; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; our ability to grow deposits, including from Card Members and across age cohorts (including Millennial and Gen-Z customers); continued volatility and other changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on revolve-eligible Card balances and Other loans differing from current expectations; and loss or impacts to cobrand relationships, including portfolio sales;

•future credit performance, the level of future delinquency, reserve and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on macroeconomic factors such as actual and projected unemployment rates and GDP, as well as the occurrence of events that increase macroeconomic uncertainty or volatility; the ability and willingness of Card Members to pay amounts owed to us; changes in Card balances and Other loans outstanding, such as from the implementation of our strategy to capture spending and borrowings, or from changes in consumer behavior that affect customer balances (e.g., paydown and revolve rates); changes in the levels of customer acquisitions and the credit profiles of new customers acquired; financial stress and volume of bankruptcies of Card Members and business partners; credit-related fraud levels; acquisitions or sales of balances or card portfolios; the magnitude of seasonal fluctuations in credit metrics; the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; the effects of the resumption of student loan repayments; collections capabilities and recoveries of previously written-off balances; and the impact of the usage of debt settlement companies;
•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement expenses to revenues, which could be impacted by the investments and enhancements that we make with respect to our value propositions, including our rewards programs and product benefits, such as in connection with card refreshes (e.g., benefits on the refreshed U.S. Consumer and Business Platinum Cards), to make them attractive to Card Members and prospective customers, potentially in a manner that is not cost-effective; changes in the level of Card Member spending and spending patterns (including the level of spend in bonus categories), the redemption of rewards and offers (including travel redemptions) and usage of travel-, lifestyle- and business-related benefits; the costs related to reward point redemptions; levels of Card Member acquisitions on premium card products; changes in our models or assumptions used to estimate these expenses; new and renegotiated contractual obligations with business partners; our ability to identify and negotiate partner-funded value for Card Members; and the pace and cost of the expansion of our global lounge collection;
•the actual amount we spend on marketing in the future and the effectiveness and efficiency of our marketing spend, which will be based in part on continued changes in the macroeconomic and competitive environment and business performance, including the levels of demand for our products; our ability to realize marketing efficiencies, including as a result of investments in our product value propositions and the use of technology, such as the personalization of offers; management’s investment optimization process and its ability to develop premium value propositions and drive customer demand; management’s identification and assessment of attractive investment opportunities and decisions regarding the timing of investments; the receptivity of Card Members and prospective customers to advertising and customer acquisition initiatives; and costs associated with brand advertising and new and extended sponsorships;
•our ability to control operating expenses, including relative to revenue growth, and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; our ability to realize operational efficiencies, including through increased scale and automation and continued adoption of AI technologies; management’s ability to balance expense control and investments in the business and its decisions regarding spending in such areas as technology, business and product development, sales force, premium servicing and AI initiatives; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; restructuring activity; fraud costs; inflation and supply chain issues; increased technology costs, including AI usage and investments in technology innovations and system upgrades; expenses related to enterprise risk management and compliance and consulting, legal and other professional services fees, including as a result of our growth, litigation and internal and regulatory reviews; the impact of changes in foreign currency exchange rates on costs; regulatory assessments; the level of M&A activity and related expenses; information security or cybersecurity incidents; the payment of fines, penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the performance of Amex Ventures and other of our investments; and impairments of goodwill or other assets;
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
•our ability to build on our leadership in commercial payments and successfully roll out new commercial products and solutions, which will depend in part on competition, including from financial technology companies and as a result of competitor acquisitions and transactions; the willingness and ability of companies to use credit and charge cards for procurement and other business expenditures as well as use our other products and services for financing needs; the acceptance of, and economics related to, B2B payment platforms; our ability to successfully refresh our products and offer attractive value propositions and new products to current and potential customers; our ability to enhance and expand our payment, lending, cash flow and expense management solutions, including the pilot and subsequent launch of a new expense management platform in 2026, increase customer engagement, enhance the corporate card onboarding experience and build out a multi-product digital ecosystem to integrate our broad product set, which is dependent on our continued investment in capabilities, features, functionalities, platforms and technologies and the successful introduction of capabilities related to our Center acquisition; and the success of our initiatives to support businesses, such as Small Business Saturday and other Shop Small campaigns;
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

•our ability to grow internationally, which could be impacted by regulation and business practices, such as those capping interchange or other fees, mandating network access or data localization, imposing greater requirements on payment networks, favoring local competitors or prohibiting or limiting foreign ownership of certain businesses; perceptions of our brand in international jurisdictions; our inability to successfully replicate aspects of our business model internationally and tailor products and services to make them attractive to local customers; competitors with more scale, local experience and established relationships with relevant customers, regulators and industry participants; our success and the success of our network partners in acquiring Card Members and/or merchants; and geopolitical and economic instability, hostilities and tensions (such as the effects of the Middle East conflict), and impacts to cross-border trade and travel;
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
•our ability to satisfy the closing conditions related to our proposed acquisition of TheFork, including completion of a labor consultation process and receipt of regulatory approvals, and consummate the transaction; the underlying assumptions related to the transaction proving to be inaccurate or unrealized; and our ability to integrate TheFork and benefit from and expand its platform, tools and capabilities, which will depend in part on management’s decisions regarding future operations, strategies and business initiatives;
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
•legal and regulatory developments, which could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or governance, or alter our relationships with Card Members, partners, merchants and other third parties, including affecting our network operations and pricing and practices governing merchant acceptance; impact interest income, card fees and rewards programs; exert further pressure on merchant discount rates and our network business, as well as result in an increase in surcharging, steering or other differential acceptance practices; alter the competitive landscape; subject us to heightened regulatory scrutiny and result in increased costs related to regulatory oversight and compliance, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or monetary penalties; materially affect capital or liquidity requirements or limit the ability to return capital to shareholders or pay dividends; or result in harm to the American Express brand;
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings, financial distress or consolidations, including of cobrand partners, merchants that represent a significant portion of our business, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as business, economic and geopolitical conditions, consumer and business confidence and spending generally, unemployment rates & wide-scale layoffs, market volatility, energy costs, impacts to travel, and other political developments, a continuation or further escalation or widening of the Middle East conflict or other military conflicts, regional hostilities and international tensions, adverse developments affecting third parties, including other financial institutions, merchants, partners or vendors, as well as severe weather conditions and natural disasters (e.g., hurricanes and wildfires), power loss, disruptions in telecommunications, pandemics, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, credit metrics and reserves, customer balances, deposit levels and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in the 2025 Form 10-K, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2026	2025
Revenues
Non-interest revenues
Discount revenue	$10,163	$9,361
Net card fees	2,862	2,480
Service fees and other revenue	1,963	1,828
Total non-interest revenues	14,988	13,669
Interest income
Interest on Card balances and Other loans	6,119	5,648
Interest and dividends on investment securities	36	17
Deposits with banks and other	452	599
Total interest income	6,607	6,264
Interest expense
Deposits	1,276	1,374
Long-term debt and other	682	703
Total interest expense	1,958	2,077
Net interest income	4,649	4,187
Total revenues net of interest expense	19,637	17,856
Provisions for credit losses
Card balances	1,017	1,320
Other	67	85
Total provisions for credit losses	1,084	1,405
Total revenues net of interest expense after provisions for credit losses	18,553	16,451
Expenses
Card Member rewards	5,051	4,618
Business development	1,755	1,589
Card Member services	1,949	1,301
Marketing	1,650	1,555
Salaries and employee benefits	2,344	2,152
Other, net	1,733	1,686
Total expenses	14,482	12,901
Pretax income	4,071	3,550
Income tax provision	961	665
Net income	$3,110	$2,885
Earnings per Common Share (Note 13)(a)
Basic	$4.54	$4.08
Diluted	$4.53	$4.08
Average common shares outstanding for earnings per common share:
Basic	678	698
Diluted	679	699
(a)Reflects net income less (i) earnings allocated to participating share awards of $20 million and $18 million for the three months ended June 30, 2026 and 2025, respectively, and (ii) dividends on preferred shares of $15 million for both the three months ended June 30, 2026 and 2025.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2026	2025
Revenues
Non-interest revenues
Discount revenue	$19,675	$18,104
Net card fees	5,614	4,813
Service fees and other revenue	3,914	3,550
Total non-interest revenues	29,203	26,467
Interest income
Interest on Card balances and Other loans	12,256	11,200
Interest and dividends on investment securities	52	31
Deposits with banks and other	964	1,168
Total interest income	13,272	12,399
Interest expense
Deposits	2,563	2,711
Long-term debt and other	1,368	1,332
Total interest expense	3,931	4,043
Net interest income	9,341	8,356
Total revenues net of interest expense	38,544	34,823
Provisions for credit losses
Card balances	2,204	2,367
Other	132	188
Total provisions for credit losses	2,336	2,555
Total revenues net of interest expense after provisions for credit losses	36,208	32,268
Expenses
Card Member rewards	9,942	8,996
Business development	3,346	3,118
Card Member services	3,924	2,629
Marketing	3,130	3,041
Salaries and employee benefits	4,826	4,272
Other, net	3,191	3,332
Total expenses	28,359	25,388
Pretax income	7,849	6,880
Income tax provision	1,767	1,411
Net income	$6,082	$5,469
Earnings per Common Share (Note 13)(a)
Basic	$8.83	$7.73
Diluted	$8.81	$7.71
Average common shares outstanding for earnings per common share:
Basic	681	700
Diluted	682	701
(a)Represents net income less (i) earnings allocated to participating share awards of $39 million and $36 million for the six months ended June 30, 2026 and 2025, respectively, and (ii) dividends on preferred shares of $29 million for both the six months ended June 30, 2026 and 2025.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Net income	$3,110	$2,885	$6,082	$5,469
Other comprehensive income (loss):
Net unrealized debt securities gains (losses), net of tax	(11)	—	(18)	3
Foreign currency translation adjustments, net of hedges and tax	(37)	115	(59)	132
Net unrealized pension and other postretirement benefits, net of tax	4	3	(1)	12
Other comprehensive income (loss)	(44)	118	(78)	147
Comprehensive income	$3,066	$3,003	$6,004	$5,616
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents
Cash and due from banks (includes restricted cash of consolidated variable interest entities: 2026, $4; 2025, nil)	$3,453	$3,559
Interest-bearing deposits in other banks	41,469	43,491
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2026, $73; 2025, $84)	321	742
Total cash and cash equivalents (includes restricted cash: 2026, $165; 2025, $169)	45,243	47,792
Card balances (includes gross amounts available to settle obligations of consolidated variable interest entities: 2026, $32,167; 2025, $33,378), less reserves for credit losses: 2026, $5,866; 2025, $6,089	212,188	207,774
Card balances held for sale	1,752	2,457
Other loans, less reserves for credit losses: 2026, $312; 2025, $323	11,115	10,605
Investment securities	4,073	1,043
Premises and equipment, less accumulated depreciation and amortization: 2026, $12,858; 2025, $12,039	7,689	6,118
Other assets, less reserves for credit losses: 2026, $121; 2025, $86	26,143	24,263
Total assets	$308,203	$300,052
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$156,973	$152,488
Accounts payable	15,441	14,700
Short-term borrowings	2,032	1,371
Long-term debt (includes debt issued by consolidated variable interest entities: 2026, $11,779; 2025, $13,022)	57,017	56,387
Other liabilities	42,460	41,632
Total liabilities	$273,923	$266,578
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of June 30, 2026 and December 31, 2025	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 675 million shares as of June 30, 2026 and 686 million shares as of December 31, 2025	135	138
Additional paid-in capital	11,121	11,126
Retained earnings	26,379	25,487
Accumulated other comprehensive income (loss)	(3,355)	(3,277)
Total shareholders’ equity	34,280	33,474
Total liabilities and shareholders’ equity	$308,203	$300,052
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30 (Millions)	2026	2025
Cash Flows from Operating Activities
Net income	$6,082	$5,469
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	2,336	2,555
Depreciation and amortization	956	860
Stock-based compensation	358	285
Deferred taxes	71	(385)
Other items (a)	(937)	61
Originations of Card balances held for sale	(67)	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	(1,836)	(1,152)
Accounts payable & other liabilities	2,212	1,435
Net cash provided by operating activities	9,175	9,128
Cash Flows from Investing Activities
Sale of investments	24	1
Maturities and redemptions of investments	536	587
Purchase of investments	(3,855)	(769)
Net increase in Card balances and Other loans, including Card balances held for sale	(5,983)	(4,483)
Purchase of premises and equipment, net of sales: 2026, $1; 2025, nil (b)	(2,047)	(1,049)
Acquisitions, net of cash acquired	(524)	(633)
Net cash used in investing activities	(11,849)	(6,346)
Cash Flows from Financing Activities
Net increase in customer deposits	4,404	9,943
Net increase in short-term borrowings	481	21
Proceeds from long-term debt (b)	6,116	15,896
Payments of long-term debt	(5,471)	(7,895)
Issuance of American Express common shares	7	22
Repurchase of American Express common shares and other	(4,215)	(2,564)
Dividends paid	(1,248)	(1,102)
Net cash provided by financing activities	74	14,321
Effect of foreign currency exchange rates on cash and cash equivalents	51	194
Net (decrease) increase in cash and cash equivalents	(2,549)	17,297
Cash and cash equivalents at beginning of period	47,792	40,640
Cash and cash equivalents at end of period	$45,243	$57,937
(a)Primarily includes gains/losses on fair value hedges, foreign currency transactions, tax credits and Amex Ventures investments and movements in equity method investments.
(b)Excludes an increase of $370 million related to non-cash activity for a finance lease. Refer to Note 1 for additional information.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended June 30, 2026 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of March 31, 2026	$33,995	$—	$137	$11,081	$(3,311)	$26,088
Net income	3,110	—	—	—	—	3,110
Other comprehensive income (loss)	(44)	—	—	—	(44)	—
Repurchase of common shares	(2,241)	—	(2)	(81)	—	(2,158)
Other changes	120	—	—	121	—	(1)
Cash dividends declared preferred Series D, $9,072.22 per share	(15)	—	—	—	—	(15)
Cash dividends declared common, $0.95 per share	(645)	—	—	—	—	(645)
Balances as of June 30, 2026	$34,280	$—	$135	$11,121	$(3,355)	$26,379

Six months ended June 30, 2026 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2025	$33,474	$—	$138	$11,126	$(3,277)	$25,487
Net income	6,082	—	—	—	—	6,082
Other comprehensive income (loss)	(78)	—	—	—	(78)	—
Repurchase of common shares	(3,905)	—	(3)	(167)	—	(3,735)
Other changes	33	—	—	162	—	(129)
Cash dividends declared preferred Series D, $17,947.22 per share	(29)	—	—	—	—	(29)
Cash dividends declared common, $1.90 per share	(1,297)	—	—	—	—	(1,297)
Balances as of June 30, 2026	$34,280	$—	$135	$11,121	$(3,355)	$26,379
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
Beginning in the first quarter of 2026, we have updated our presentation and disclosure of Card Member loans and Card Member receivables to present them on a combined basis as Card balances. Prior period amounts have been reclassified to conform to the new presentation. Previously, Card Member loans represented balances on our credit card products and revolve-eligible balances on our charge card products, which included balances that Card Members paid in full as well as balances that Card Members paid over time with interest, and Card Member receivables represented balances on our charge card products that need to be paid in full on or before the Card Member’s payment due date. The updated Card balances presentation includes both revolve-eligible balances and balances that need to be paid in full, reflecting the evolution of our card products over time, primarily due to the expansion of lending features on our charge card portfolio. This presentation change has no impact on the recognition or measurement of outstanding Card balances and associated reserves for credit losses.
Business Events
On February 25, 2026, we announced plans to build a new approximately 1.95 million square foot headquarters at 200 Greenwich Street (2 World Trade Center site) in New York City. In connection with the project, we entered into a commitment of up to $2.8 billion for the cost of construction. When the building goes into service, capitalized construction costs will be depreciated over the estimated useful life of the premises. We also recognized a finance lease liability of $370 million, which represents the present value of contractual fixed lease payments over the term of a land lease, and a corresponding increase to the right-of-use finance lease asset.
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
Card balances and Other loans as of June 30, 2026 and December 31, 2025 consisted of:
Table 2.1: Card Balances and Other Loans

(Millions)	2026	2025
Consumer (a)	$144,974	$144,324
Small Business	56,172	53,632
Corporate (a)	16,908	15,907
Card balances	218,054	213,863
Less: Reserves for credit losses	5,866	6,089
Card balances, net	$212,188	$207,774
Other loans, net (b)	$11,115	$10,605
(a)Includes approximately $32.2 billion and $33.4 billion of gross Card balances available to settle obligations of a consolidated variable interest entity (VIE) as of June 30, 2026 and December 31, 2025, respectively.
(b)Other loans are presented net of reserves for credit losses of $312 million and $323 million as of June 30, 2026 and December 31, 2025, respectively.
Card Balances Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following table presents the aging of Card balances as of June 30, 2026 and December 31, 2025:
Table 2.2: Card Balances Aging

(Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (a)	Non-Accruals(b)
2026
Consumer	$143,348	$480	$355	$791	$144,974	$436	$390
Small Business	55,442	229	160	340	56,172	136	165
Corporate (c)	(d)	(d)	(d)	66	16,908	—	—
2025
Consumer	142,552	529	392	851	144,324	434	471
Small Business	$52,870	$255	$168	340	53,632	130	177
Corporate (c)	(d)	(d)	(d)	$75	$15,907	$—	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Loans Aging and Gross Write-Offs by Origination Year
Generally, a customer loan is considered past due if payment due is not received within 30 days after the payment due date. The following tables present the aging and gross write-offs for Other loans by year of origination as of or for the six months ended June 30, 2026, and as of or for the twelve months ended December 31, 2025:
Table 2.3: Other Loans Aging and Gross Write-Offs by Origination Year

2026 (Millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans (a)	Total
Current	$3,391	$3,652	$1,335	$226	$26	$54	$2,684	$11,369
30-59 Days Past Due	1	7	4	1	—	1	7	21
60-89 Days Past Due	1	6	4	1	—	—	7	20
90+ Days Past Due (b)	—	5	4	1	—	1	6	18
Total (c)	$3,394	$3,670	$1,348	$230	$26	$55	$2,704	$11,428
Gross Write-Offs	$1	$39	$36	$12	$1	$—	$51	$141

2025 (Millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans (a)	Total
Current	$5,532	$2,172	$494	$45	$6	$54	$2,564	$10,867
30-59 Days Past Due	6	7	2	—	—	1	8	25
60-89 Days Past Due	4	5	2	—	—	—	8	19
90+ Days Past Due (b)	3	5	2	—	—	1	6	17
Total (c)	$5,545	$2,188	$500	$46	$6	$56	$2,587	$10,928
Gross Write-Offs	$15	$77	$47	$13	$1	$—	$88	$242
(a)Revolving loans consist primarily of lines of credit offered to small business customers. Revolving loans include $5 million of term loans that were converted from revolving loans.
(b)Over 90 days past due includes $7 million as of both June 30, 2026 and December 31, 2025, of loans on which interest is still accruing. Our policy is generally to accrue interest through the date of write-off (typically 120 days past due) except for lines of credit offered to small business customers, where interest ceases to accrue at 90 days past due. We establish reserves for interest that we believe will not be collected.
(c)This total includes non-accrual loans of $18 million and $16 million as of June 30, 2026 and December 31, 2025, respectively. Non-accruals for consumer installment loans primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest.
Credit Quality Indicators for Card Balances and Other Loans
The following table presents the key credit quality indicators as of or for the six months ended June 30, 2026 and 2025:
Table 2.4: Credit Quality Indicators for Card Balances and Other Loans

	2026			2025
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card balances:
Consumer	1.9%	2.3%	1.1%	2.0%	2.4%	1.2%
Small Business	2.3%	2.6%	1.3%	2.3%	2.6%	1.4%
Corporate	(b)	0.6%	(c)	(b)	0.5%	(c)
Other loans	2.1%	2.2%	0.5%	2.1%	2.2%	0.6%
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
(c)For corporate Card balances, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a percent of total was 0.4 percent as of both June 30, 2026 and 2025.
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
Such modifications primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the balance is characterized as non-accrual), and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of June 30, 2026 and 2025, we had $40 million and $38 million, respectively, of unused credit available to customers with Card balances modified during each of the respective six month periods. In accordance with the modification agreement with the customer, Card balances and Other loans may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide information relating to Card balances and Other loans modifications for borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025:
Table 2.5: Card Balances and Other Loans Modifications for Borrowers Experiencing Financial Difficulty

	Three Months Ended June 30,
	2026				2025
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card balances
Consumer	$545	0.5%	18.1%	(b)	$520	0.5%	18.3%	(b)
Small Business	229	0.6%	18.1%	(b)	205	0.6%	17.7%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card balances
Consumer	80	0.3%	(b)	30	69	0.3%	(b)	31
Small Business	106	0.5%	(b)	30	114	0.6%	(b)	30
Corporate	12	0.1%	(b)	10	12	0.1%	(b)	10
Other loans	12	0.1%	—	18	9	0.1%	—	17
Interest Rate Reduction and Term Extension
Other loans	21	0.2%	3.8%	21	17	0.2%	3.3%	21
Total	$1,005				$946

	Six Months Ended June 30,
	2026				2025
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card balances
Consumer	$1,088	0.9%	18.1%	(b)	$1,005	0.9%	18.3%	(b)
Small Business	472	1.3%	18.1%	(b)	409	1.2%	17.7%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card balances
Consumer	135	0.5%	(b)	31	130	0.5%	(b)	31
Small Business	220	1.1%	(b)	31	225	1.2%	(b)	30
Corporate	18	0.1%	(b)	10	16	0.1%	(b)	10
Other Loans	23	0.2%	—	18	20	0.2%	—	17
Interest Rate Reduction and Term Extension
Other Loans	41	0.4%	3.8%	21	32	0.3%	3.2%	21
Total	$1,998				$1,837
(a)Represents the outstanding balances as of June 30, 2026 and 2025, respectively, of all modifications undertaken in the current and preceding three and six months for balances that remain in modification programs as of, or that defaulted on or before, June 30, 2026 and 2025, respectively. The outstanding balances include principal, fees, and, where applicable, accrued interest. Modifications did not reduce the principal balance.
(b)For qualifying Card Member accounts, we offer either interest rate reductions or payment term extensions.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide information with respect to modified Card balances and Other loans that defaulted during the three and six months ended June 30, 2026 and 2025, and were modified in the twelve months prior to the payment default. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program.
Table 2.6: Modified Card Balances and Other Loans that Defaulted within Twelve Months of Modification

	Three Months Ended June 30,
	2026				2025
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card balances
Consumer	$42	$4	$—	$46	$45	$5	$—	$50
Small Business	22	9	—	31	21	9	—	30
Corporate	—	1	—	1	—	1	—	1
Other loans	—	—	2	2	—	—	2	2
Total	$64	$14	$2	$80	$66	$15	$2	$83

	Six Months Ended June 30,
	2026				2025
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card balances
Consumer	$58	$5	$—	$63	$62	$6	$—	$68
Small Business	30	12	—	42	29	14	—	43
Corporate	—	1	—	1	—	1	—	1
Other Loans	—	—	2	2	—	—	2	2
Total	$89	$18	$2	$109	$91	$21	$2	$114
(a)Represents the outstanding balances as of June 30, 2026 and 2025, respectively, of all modifications that defaulted in the periods presented and were modified in the twelve months prior to payment default. The outstanding balances include principal, fees and, where applicable, accrued interest.
The following tables provide information relating to the performance of Card balances and Other loans that were modified during the prior twelve months and that remain in modification programs as of, or that defaulted on or before, June 30, 2026 and 2025:
Table 2.7: Performance of Modified Card Balances and Other Loans

	As of June 30, 2026
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card balances
Consumer	$1,971	$111	$47
Small Business	1,023	83	32
Corporate	17	3	1
Other loans	95	5	2
Total	$3,105	$201	$82

	As of June 30, 2025
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card balances
Consumer	$1,810	$113	$45
Small Business	939	84	32
Corporate	12	3	3
Other loans	78	5	2
Total	$2,839	$205	$82
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables available to us as of June 30, 2026 and December 31, 2025, respectively, which were used, in conjunction with other inputs, to calculate reserves for credit losses:
Table 3.1: Key Macroeconomic Variables

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Second quarter of 2026	4% - 6%	4% - 7%	5% - (3)%	3% - (3)%
Fourth quarter of 2026	4% - 8%	4% - 8%	3% - (4)%	3% - 0.5%
Fourth quarter of 2027	4% - 8%	4% - 8%	3% - 2%	2%
Fourth quarter of 2028	4% - 7%	4% - 6%	3% - 2%	4% - 2%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Balances Reserve for Credit Losses
Card balances reserve for credit losses decreased for both the three and six months ended June 30, 2026, primarily driven by lower delinquencies, partially offset by sequential increases in Card balances.
Card balances reserve for credit losses increased for both the three and six months ended June 30, 2025, primarily driven by sequential increases in Card balances and reflected the macroeconomic outlook, partially offset by the release of a reserve upon the reclassification of a small business cobrand portfolio to Card balances held for sale (HFS).
The following table presents changes in the Card balances reserve for credit losses for the three and six months ended June 30, 2026 and 2025:
Table 3.2: Changes in Card Balances Reserve for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Beginning reserves	$6,065	$5,740	$6,089	$5,850
Provisions (a)	1,017	1,320	2,204	2,367
Net write-offs (b)	(1,207)	(1,122)	(2,420)	(2,287)
Other (c)	(9)	22	(8)	30
Ending reserves	$5,866	$5,960	$5,866	$5,960
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $416 million and $316 million for the three months ended June 30, 2026 and 2025, respectively, and $768 million and $609 million for the six months ended June 30, 2026 and 2025, respectively.
(c)Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Other Loans Reserve for Credit Losses
Other loans reserve for credit losses was relatively flat for both the three and six months ended June 30, 2026.
Other loans reserve for credit losses increased for both the three and six months ended June 30, 2025, primarily driven by sequential increases in Other loans.
The following table presents changes in the Other loans reserve for credit losses for the three and six months ended June 30, 2026 and 2025:
Table 3.3: Changes in Other Loans Reserve for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Beginning reserves	$314	$244	$323	$194
Provisions (a)	62	78	111	183
Net write-offs (b)
Principal	(61)	(48)	(115)	(101)
Interest and fees	(3)	(3)	(6)	(5)
Other	—	1	—	1
Ending reserves	$312	$272	$312	$272
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $11 million and $8 million for the three months ended June 30, 2026 and 2025, respectively, and $20 million and $15 million for the six months ended June 30, 2026 and 2025, respectively. Recoveries of interest and fees were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale (AFS) debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our AFS debt securities totaling $27 million and $3 million as of June 30, 2026 and December 31, 2025, respectively, presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of June 30, 2026 and December 31, 2025:
Table 4.1: Investment Securities

	2026				2025
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$53	$1	$(7)	$47	$54	$1	$(7)	$48
U.S. Government agency obligations	3	—	—	3	3	—	—	3
U.S. Government treasury obligations	3,120	—	(21)	3,099	138	1	—	138
Mortgage-backed securities (a)	9	—	—	9	10	—	—	9
Foreign government bonds and obligations	790	1	—	791	717	—	—	717
Other (b)	81	—	—	81	81	—	—	81
Equity securities (c)	53	—	(9)	45	54	—	(8)	46
Total	$4,110	$2	$(38)	$4,073	$1,056	$2	$(16)	$1,043
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock and mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about our AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025:
Table 4.2: AFS Debt Securities with Gross Unrealized Losses by Duration

	2026				2025
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$25	$(7)	$—	$—	$26	$(7)
U.S. Government treasury obligations	2,533	(21)	—	—	—	—	—	—
Total	$2,533	$(21)	$25	$(7)	$—	$—	$26	$(7)
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
Contractual maturities for AFS debt securities with stated maturities as of June 30, 2026 were as follows:
Table 4.3: Contractual Maturities of AFS Debt Securities

(Millions)	Cost	Estimated Fair Value
Due in 1 year or less	$874	$874
Due after 1 year through 5 years	3,133	3,113
Due after 5 years through 10 years	7	7
Due after 10 years	43	35
Total	$4,056	$4,029
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card balances. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card balances. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests in the Lending Trust was $14.9 billion as of both June 30, 2026 and December 31, 2025, and in the Charge Trust was $5.8 billion and $5.7 billion as of June 30, 2026 and December 31, 2025, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust was $78 million and $84 million as of June 30, 2026 and December 31, 2025, respectively, and by the Charge Trust was nil as of both June 30, 2026 and December 31, 2025. These amounts relate to collections of Card balances to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the six months ended June 30, 2026 and the year ended December 31, 2025, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of June 30, 2026 and December 31, 2025, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:
Table 6.1: Interest-bearing and Non-Interest-bearing Customer Deposits

(Millions)	2026	2025
U.S.:
Interest-bearing	$155,845	$151,425
Non-interest-bearing (includes Card Member credit balances of: 2026, $507; 2025, $556)	549	606
Non-U.S.:
Interest-bearing	18	18
Non-interest-bearing (includes Card Member credit balances of: 2026, $558; 2025, $436)	560	439
Total customer deposits	$156,973	$152,488
Customer deposits by deposit type as of June 30, 2026 and December 31, 2025 were as follows:
Table 6.2: Customer Deposits by Type

(Millions)	2026	2025
U.S. interest-bearing deposits:
Savings accounts	$120,356	$116,867
Checking accounts	3,498	2,965
Certificates of deposit:
Direct	8,411	5,979
Third-party (brokered)	9,287	9,919
Sweep accounts – Third-party (brokered)	14,293	15,696
Total U.S. interest-bearing deposits	$155,845	$151,425
Other deposits	64	71
Card Member credit balances	1,064	992
Total customer deposits	$156,973	$152,488
The scheduled maturities of certificates of deposit as of June 30, 2026 were as follows:
Table 6.3: Scheduled Maturities of Certificates of Deposit

(Millions)	2026	2027	2028	2029	2030	Thereafter	Total
Certificates of deposit (a)	$3,683	$8,577	$2,891	$672	$1,880	$8	$17,711
(a)Includes $12 million of non-U.S. direct certificates of deposit as of June 30, 2026.
As of June 30, 2026 and December 31, 2025, certificates of deposit in denominations that met or exceeded the insured limit were $2.8 billion and $2.0 billion, respectively.

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
On January 29, 2019, we were named in a putative class action brought in the United States District Court for the Eastern District of New York, captioned David Moskowitz, et al. (formerly Oliver) v. American Express Company and American Express Travel Related Services Company Inc., in which the plaintiffs are holders of MasterCard, Visa and/or Discover credit and/or debit cards (but not American Express cards) and allege they paid higher prices as a result of the anti-steering and non-discrimination provisions in our merchant agreements in violation of federal antitrust law and the antitrust and consumer laws of various states. Plaintiffs seek unspecified damages and other forms of relief. The court dismissed plaintiffs’ federal antitrust claim, numerous state antitrust and consumer protection claims and their unjust enrichment claim. For the remaining state antitrust or consumer protection claims, the court certified classes for (i) holders of Visa and MasterCard debit cards in eight states and Washington, D.C.; and (ii) holders of Visa, MasterCard and Discover credit cards that do not offer rewards or charge an annual fee in two states and Washington, D.C. After trial in August 2025, the jury returned a verdict finding in favor of us on all claims except an Illinois consumer law claim for the class of non-rewards credit card holders in Illinois for which the jury awarded $12.5 million in damages. We reached an agreement with the class representatives to settle all claims in this action, which was approved by the court on July 7, 2026.
On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. On May 4, 2017, the California court transferred the case to the United States District Court for the Eastern District of New York. On August 28, 2020, the court granted plaintiffs’ motion for class certification. On August 14, 2024, the court granted our motion to compel arbitration as to class members who are subject to our merchant agreements, but did not stay the claims pending arbitration. On November 15, 2024, we appealed to the Court of Appeals for the Second Circuit requesting a stay of all claims against us that are subject to arbitration. On March 31, 2025, we reached an agreement with the class representatives to settle this action, which was approved by the court on April 27, 2026.

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
On May 15, 2026, a putative class action, captioned Rivetti v. American Express Company, et al., was filed in the United States District Court for the Southern District of New York against us and certain fiduciaries of American Express Retirement Savings Plan (Plan) alleging violations of the Employee Retirement Income Security Act of 1974 (ERISA). The complaint alleges that the defendants violated certain ERISA obligations by: allowing the investment of Plan assets in certain funds that underperformed benchmarks and comparator funds; selecting and retaining an investment manager that also had business relationships with us; and breaching certain fiduciary obligations. The suit seeks, among other remedies, an unspecified amount of damages. We intend to vigorously defend against these claims.
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
We have been engaging with regulators in relation to certain aspects of our anti-money laundering programs and as a result, we expect to be subject to enforcement action, which could include civil money penalties and lead to further regulatory inquiries. We are cooperating with ongoing reviews and have continued to make enhancements to our existing programs, policies and procedures and to identify and remediate deficiencies.
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
For those disclosed legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $260 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business and results of operations.

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
A majority of our derivative assets and liabilities as of June 30, 2026 and December 31, 2025 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of June 30, 2026, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of June 30, 2026 and December 31, 2025, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2026 and December 31, 2025:
Table 8.1: Fair Value of Derivative Assets and Liabilities

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$—	$4
Net investment hedges - Foreign exchange contracts	287	26	52	699
Total derivatives designated as hedging instruments	287	26	52	702
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	545	148	120	418
Total derivatives, gross	832	174	172	1,120
Derivative asset and derivative liability netting (b)	(130)	(151)	(130)	(151)
Cash collateral netting (c)	(28)	(1)	—	(9)
Total derivatives, net	$674	$22	$43	$961
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
We posted $753 million and $756 million as of June 30, 2026 and December 31, 2025, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $39.2 billion and $36.7 billion of fixed-rate debt obligations designated in fair value hedging relationships as of June 30, 2026 and December 31, 2025, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and six months ended June 30, 2026 and 2025:
Table 8.2: Gains and Losses associated with Fair Value Hedges on Fixed-rate Long Term Debt

	Gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Fixed-rate long-term debt	$370	$(137)	$592	$(400)
Derivatives designated as hedging instruments	(370)	137	(592)	400
Total	$—	$—	$—	$—
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $38.8 billion and $37.0 billion as of June 30, 2026 and December 31, 2025, respectively, including the cumulative fair value hedging adjustments of gains of $226 million and losses of $366 million for the respective periods.
We recognized in Interest expense on Long-term debt a decrease of $15 million and an increase of $29 million for the three months ended June 30, 2026 and 2025, respectively, and a decrease of $31 million and an increase of $41 million for the six months ended June 30, 2026 and 2025, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
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
We had notional amounts of approximately $17.6 billion and $16.3 billion designated as net investment hedges as of June 30, 2026 and December 31, 2025, respectively. The gain or loss on these net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, was a gain of $47 million and a loss of $551 million for the three months ended June 30, 2026 and 2025, respectively, and a gain of $52 million and a loss of $749 million for the six months ended June 30, 2026 and 2025, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for any of the three and six months ended June 30, 2026 and 2025.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are primarily intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $35.2 billion and $39.0 billion as of June 30, 2026 and December 31, 2025, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $26 million and $4 million for the three months ended June 30, 2026 and 2025, respectively, and net gains of $42 million and $19 million for the six months ended June 30, 2026 and 2025, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.
Our embedded derivative related to seller earnout shares granted to us upon the completion of a business combination in the second quarter of 2022 between our equity method investee, American Express Global Business Travel, and Apollo Strategic Growth Capital (C Ordinary Shares of GBT JerseyCo Limited) had a notional amount of $78 million as of both June 30, 2026 and December 31, 2025. The changes in the fair value of the embedded derivative resulted in losses of $1 million and $7 million for the three months ended June 30, 2026 and 2025, respectively, and losses of $10 million and $24 million for the six months ended June 30, 2026 and 2025, respectively, which were recognized in Service fees and other revenue in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of June 30, 2026 and December 31, 2025:
Table 9.1: Financial Assets and Financial Liabilities measured at Fair Value

	2026				2025
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$45	$45	$—	$—	$46	$46	$—	$—
Debt securities	4,029	—	3,948	81	997	—	916	81
Derivatives, gross (a)(b)	832	—	832	—	174	—	164	10
Total Assets	4,905	45	4,780	81	1,216	46	1,080	91
Liabilities:
Derivatives, gross (a)	172	—	172	—	1,120	—	1,120	—
Total Liabilities	$172	$—	$172	$—	$1,120	$—	$1,120	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following tables summarize the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2026 and December 31, 2025. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2026 and December 31, 2025, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.
Table 9.2: Fair Value of Financial Assets and Financial Liabilities measured at Amortized Cost

	Carrying Value	Corresponding Fair Value Amount
2026 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$45	$45	$44	$1	$—
Other financial assets (b)	4	4	—	4	—
Financial assets carried at other than fair value
Card balances and Other loans, less reserves (c)	223	228	—	—	228
Card balances HFS	2	2	—	—	2

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	170	170	—	170	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	18	18	—	18	—
Long-term debt (c)	$57	$58	$—	$58	$—

	Carrying Value	Corresponding Fair Value Amount
2025 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$48	$48	$46	$2	$—
Other financial assets (b)	4	4	—	4	—
Financial assets carried at other than fair value
Card balances and Other loans, less reserves (c)	218	224	—	—	224
Card balances HFS	2	2	—	—	2

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	166	166	—	166	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	16	16	—	16	—
Long-term debt (c)	$56	$57	$—	$57	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Includes other receivables and other miscellaneous assets.
(c)Includes amounts held by consolidated VIEs for which the fair values of Card balances were $32.0 billion and $33.2 billion as of June 30, 2026 and December 31, 2025, respectively, and the fair values of Long-term debt were $11.9 billion and $13.3 billion as of June 30, 2026 and December 31, 2025, respectively.
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
The carrying value of equity investments without readily determinable fair values totaled $1.4 billion and $1.1 billion as of June 30, 2026 and December 31, 2025, respectively, of which investments subject to nonrecurring Level 3 fair value measurement during the six months ended June 30, 2026 and the year ended December 31, 2025 totaled $0.8 billion and $0.5 billion, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded unrealized gains of $278 million and $91 million for the three months ended June 30, 2026 and 2025, respectively, and $300 million and $91 million for the six months ended June 30, 2026 and 2025, respectively. Unrealized losses were $3 million and nil for the three months ended June 30, 2026 and 2025, respectively, and $13 million and $38 million for the six months ended June 30, 2026 and 2025, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains and losses for equity investments without readily determinable fair values totaled $1.5 billion and $0.5 billion as of June 30, 2026, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both June 30, 2026 and December 31, 2025.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Changes In Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and six months ended June 30, 2026 and 2025 were as follows:
Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

(Millions), net of tax	Three Months Ended,
	June 30, 2026	Net Change	March 31, 2026	June 30, 2025	Net Change	March 31, 2025
Net unrealized gains (losses) on debt securities	$(22)	$(11)	$(11)	$(6)	$—	$(6)
Foreign currency translation adjustment gains (losses), net of hedges (a)	(2,842)	(37)	(2,805)	(2,792)	115	(2,907)
Net unrealized pension and other postretirement benefit gains (losses)	(491)	4	(495)	(450)	3	(453)
Accumulated other comprehensive income (loss)	$(3,355)	$(44)	$(3,311)	$(3,248)	$118	$(3,366)

(Millions), net of tax	Six Months Ended
	June 30, 2026	Net Change	December 31, 2025	June 30, 2025	Net Change	December 31, 2024
Net unrealized gains (losses) on debt securities	$(22)	$(18)	$(4)	$(6)	$3	$(9)
Foreign currency translation adjustment gains (losses), net of hedges (a)	(2,842)	(59)	(2,783)	(2,792)	132	(2,924)
Net unrealized pension and other postretirement benefit gains (losses)	(491)	(1)	(490)	(450)	12	(462)
Accumulated other comprehensive income (loss)	$(3,355)	$(78)	$(3,277)	$(3,248)	$147	$(3,395)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three and six months ended June 30, 2026 and 2025 for the changes in each component of AOCI presented above:
Table 10.2: Tax Impact for Changes in Accumulated Other Comprehensive Income (Loss)

	Tax expense (benefit)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Net unrealized gains (losses) on debt securities	$(3)	$—	$(4)	$—
Foreign currency translation adjustment, net of hedges	9	(137)	—	(197)
Pension and other postretirement benefits	3	(6)	15	(7)
Total tax impact	$9	$(143)	$11	$(204)
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, for the three and six months ended June 30, 2026 and 2025 were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three and six months ended June 30, 2026 and 2025:
Table 11.1: Components of Service Fees and Other Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Foreign currency-related revenue	$486	$435	$966	$817
Network partnership revenue	480	438	929	846
Loyalty coalition, merchant and other service fees	448	407	912	843
Delinquency fees	249	238	504	475
Travel commissions and fees	176	148	326	284
Other fees and revenues	124	162	277	285
Total Service fees and other revenue	$1,963	$1,828	$3,914	$3,550
The following is a detail of Other expenses for the three and six months ended June 30, 2026 and 2025:
Table 11.2: Components of Other Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Data processing and equipment	$817	$720	$1,584	$1,425
Professional services	622	591	1,167	1,132
Other	294	375	440	775
Total Other expenses	$1,733	$1,686	$3,191	$3,332

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Income Taxes
The effective tax rate was 23.6 percent and 18.7 percent for the three months ended June 30, 2026 and 2025, respectively, and 22.5 percent and 20.5 percent for the six months ended June 30, 2026 and 2025, respectively. The higher effective tax rates for the three and six month periods primarily reflected discrete tax benefits in the prior periods related to the resolution of certain prior-year tax items.
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
Tax Credit Investments
As of June 30, 2026 and 2025, we had $1,834 million and $1,697 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, comprised of Low Income Housing Tax Credit investments and other qualifying investments. We account for such tax credit investments using the Proportional Amortization Method.
The following table presents tax credit investment expenses and associated income tax credits and other income tax benefits for the three and six months ended June 30, 2026 and 2025:
Table 12.1: Tax Credit Investments Expenses and Credits

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Proportional amortization recognized in tax provision	$(65)	$(58)	$(131)	$(115)
Income tax credits and Other income tax benefits (a) recognized in tax provision	87	73	163	139
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and six months ended June 30, 2026 and 2025 were as follows:
Table 13.1: Computation of Basic and Diluted Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Basic and diluted:
Net income	$3,110	$2,885	$6,082	$5,469
Preferred dividends	(15)	(15)	(29)	(29)
Net income available to common shareholders	$3,096	$2,870	$6,053	$5,440
Earnings allocated to participating share awards (a)	(20)	(18)	(39)	(36)
Net income attributable to common shareholders	$3,076	$2,852	$6,014	$5,404
Denominator: (a)
Basic: Weighted-average common shares	678	698	681	700
Add: Weighted-average stock options (b)	1	1	1	1
Diluted	679	699	682	701

Basic EPS	$4.54	$4.08	$8.83	$7.73
Diluted EPS	$4.53	$4.08	$8.81	$7.71
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS nil and 0.2 million of options for the three months ended June 30, 2026 and 2025, respectively, and nil and 0.1 million of options for the six months ended June 30, 2026 and 2025, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Reportable Operating Segments
The following tables present certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three and six months ended June 30:
Table 14.1: Selected Financial Information by Segment

Three Months Ended June 30, 2026 (Millions)	USCS	CS	ICS	GMNS	Total Reportable Operating Segments	Corporate & Other (a)	Consolidated
Total non-interest revenues	$6,229	$3,591	$3,261	$1,919	$15,000	$(11)	$14,988
Revenue from contracts with customers (b)	4,346	3,097	2,051	1,728	11,222	(10)	11,212
Interest income	4,052	1,343	733	8	6,136	471	6,607
Interest expense	757	432	375	(169)	1,395	564	1,958
Net interest income	3,295	912	358	178	4,743	(93)	4,649
Total revenues net of interest expense	9,524	4,503	3,619	2,096	19,742	(104)	19,637
Provisions for credit losses	498	353	223	10	1,084	—	1,084
Total revenues net of interest expense after provisions for credit losses	9,025	4,149	3,396	2,086	18,656	(104)	18,553
Expenses
Card Member rewards, business development and Card Member services (c)	4,745	1,994	1,683	328	8,750	5	8,755
Marketing	813	379	352	100	1,644	7	1,650
Salaries and employee benefits and other operating expenses	1,403	806	884	530	3,623	453	4,077
Total expenses	6,961	3,179	2,919	958	14,017	465	14,482
Pretax income (loss)	$2,065	$970	$477	$1,128	$4,640	$(569)	$4,071
Total assets	$123,404	$65,567	$52,291	$19,401	$260,663	$47,540	$308,203

Six Months Ended June 30, 2026 (Millions)	USCS	CS	ICS	GMNS	Total Reportable Operating Segments	Corporate & Other (a)	Consolidated
Total non-interest revenues	$12,031	$6,999	$6,425	$3,743	$29,198	$4	$29,203
Revenue from contracts with customers (b)	8,334	6,028	4,028	3,359	21,749	(20)	21,729
Interest income	8,124	2,688	1,461	18	12,291	981	13,272
Interest expense	1,508	864	735	(339)	2,768	1,162	3,931
Net interest income	6,616	1,824	725	357	9,522	(181)	9,341
Total revenues net of interest expense	18,647	8,823	7,150	4,100	38,720	(177)	38,544
Provisions for credit losses	1,129	733	460	14	2,336	—	2,336
Total revenues net of interest expense after provisions for credit losses	17,518	8,091	6,690	4,086	36,385	(177)	36,208
Expenses
Card Member rewards, business development and Card Member services (c)	9,350	3,980	3,234	634	17,198	14	17,212
Marketing	1,577	690	684	165	3,116	14	3,130
Salaries and employee benefits and other operating expenses	2,770	1,635	1,514	1,044	6,963	1,055	8,017
Total expenses	13,697	6,305	5,432	1,843	27,277	1,083	28,359
Pretax income (loss)	$3,821	$1,786	$1,258	$2,243	$9,108	$(1,260)	$7,849

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended June 30, 2025 (Millions)	USCS	CS	ICS	GMNS	Total Reportable Operating Segments	Corporate & Other (a)	Consolidated
Total non-interest revenues	$5,540	$3,422	$2,947	$1,758	$13,667	$2	$13,669
Revenue from contracts with customers (b)	3,903	2,975	1,876	1,574	10,328	(7)	10,321
Interest income	3,795	1,240	620	10	5,665	599	6,264
Interest expense	782	450	335	(165)	1,402	675	2,077
Net interest income	3,013	790	285	175	4,263	(76)	4,187
Total revenues net of interest expense	8,553	4,212	3,232	1,933	17,930	(74)	17,856
Provisions for credit losses	829	360	210	5	1,404	1	1,405
Total revenues net of interest expense after provisions for credit losses	7,724	3,852	3,022	1,928	16,526	(75)	16,451
Expenses
Card Member rewards, business development and Card Member services (c)	3,967	1,790	1,452	288	7,497	11	7,508
Marketing	800	331	322	96	1,549	6	1,555
Salaries and employee benefits and other operating expenses	1,281	826	783	490	3,380	458	3,838
Total expenses	6,048	2,947	2,557	874	12,426	475	12,901
Pretax income (loss)	$1,676	$905	$465	$1,054	$4,100	$(550)	$3,550
Total assets	$113,876	$62,152	$46,500	$18,324	$240,852	$54,704	$295,556

Six Months Ended June 30, 2025 (Millions)	USCS	CS	ICS	GMNS	Total Reportable Operating Segments	Corporate & Other (a)	Consolidated
Total non-interest revenues	$10,783	$6,687	$5,593	$3,418	$26,481	$(14)	$26,467
Revenue from contracts with customers (b)	7,537	5,803	3,564	3,059	19,963	(16)	19,947
Interest income	7,558	2,442	1,216	22	11,238	1,161	12,399
Interest expense	1,539	882	641	(308)	2,754	1,289	4,043
Net interest income	6,019	1,560	575	330	8,484	(128)	8,356
Total revenues net of interest expense	16,802	8,247	6,168	3,748	34,965	(142)	34,823
Provisions for credit losses	1,460	689	402	3	2,554	1	2,555
Total revenues net of interest expense after provisions for credit losses	15,342	7,558	5,766	3,745	32,411	(143)	32,268
Expenses
Card Member rewards, business development and Card Member services (c)	7,849	3,536	2,764	571	14,720	23	14,743
Marketing	1,565	668	622	172	3,027	14	3,041
Salaries and employee benefits and other operating expenses	2,520	1,613	1,534	958	6,625	979	7,604
Total expenses	11,934	5,817	4,920	1,701	24,372	1,016	25,388
Pretax income (loss)	$3,408	$1,741	$846	$2,044	$8,039	$(1,159)	$6,880
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
Compared to December 31, 2025, higher market interest rates would have a detrimental impact on our net interest income due to an increase in interest rate sensitive liabilities relative to interest rate sensitive assets. As of June 30, 2026, the impacts on net interest income of hypothetical, immediate 100 and 200 basis point changes in market interest rates are presented below. For a description of how we measure the sensitivity of net interest income to interest rate changes, including the key assumptions used, see the “Risk Management ― Interest Rate Risk” section of the 2025 Form 10-K. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.
Sensitivity Analysis of Interest Rate Changes on Annual Net Interest Income

(Millions)	Instantaneous Parallel Rate Shocks as of June 30, 2026(a)
	+200bps	+100bps	-100bps	-200bps
	$(401)	$(90)	$98	$185
(a)Negative values represent a reduction in net interest income.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)  ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common shares made by or on behalf of us during the three months ended June 30, 2026.

	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2026
Repurchase programs(c)	3,926,079	$318.78	3,926,079	49,114,122
Employee transactions(d)	—	$—	N/A	N/A

May 1-31, 2026
Repurchase programs(c)	1,678,819	$314.06	1,678,819	47,435,303
Employee transactions(d)	11,931	$317.38	N/A	N/A

June 1-30, 2026
Repurchase programs(c)	1,528,847	$309.91	1,528,847	45,906,456
Employee transactions(d)	3	$310.66	N/A	N/A

Total
Repurchase programs(c)	7,133,745	$315.77	7,133,745	45,906,456
Employee transactions(d)	11,934	$317.38	N/A	N/A
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
(d)Includes: (i) shares surrendered by holders of employee stock options who exercised options (granted under our incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) shares underlying restricted stock awards or restricted stock units withheld (under the terms of grants under our incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of such awards. Our incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of our common shares on the date the relevant transaction occurs.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: July 24, 2026	By	/s/ Christophe Y. Le Caillec
Christophe Y. Le Caillec Chief Financial Officer

Date: July 24, 2026	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)