Form 10-Q
period 2026-09-30
AMERICAN EXPRESS CO
filed 2026-10-23
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2026
Common Shares (par value $0.20 per share)	670,552,018	Shares

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

Table 1: Summary of Financial Performance

	As of or for the Three Months Ended September 30,		Change 2026 vs. 2025		As of or for the Nine Months Ended September 30,		Change 2026 vs. 2025
(Millions, except percentages, per share amounts and where indicated)	2026	2025			2026	2025
Selected Income Statement Data
Total revenues net of interest expense	$20,062	$18,426	$1,636	9%	$58,606	$53,249	$5,357	10%
Total revenues net of interest expense (FX-adjusted) (a)		18,413	1,649	9		53,503	5,103	10
Provisions for credit losses	985	1,287	(302)	(23)	3,320	3,842	(522)	(14)
Total expenses	14,546	13,314	1,232	9	42,906	38,702	4,204	11
Pretax income	4,531	3,825	706	18	12,380	10,705	1,675	16
Income tax provision	819	923	(104)	(11)	2,586	2,334	252	11
Net income	3,712	2,902	810	28	9,794	8,371	1,423	17
Earnings per common share — diluted (b)	$5.42	$4.14	$1.28	31%	$14.22	$11.85	$2.37	20%

Selected Balance Sheet and Common Share Data
Cash and cash equivalents	$43,203	$54,706	$(11,503)	(21)%	$43,203	$54,706	$(11,503)	(21)%
Total Card balances and Other loans	233,153	216,355	16,798	8	233,153	216,355	16,798	8
Total Card balances and Other loans (FX-adjusted) (a)		216,091	17,062	8		216,091	17,062	8
Average Card balances and Other loans	230,587	214,470	16,117	8	227,121	210,197	16,924	8
Customer deposits	155,019	149,883	5,136	3	155,019	149,883	5,136	3
Long-term debt	$58,538	$57,787	$751	1	$58,538	$57,787	$751	1
Average common shares outstanding — diluted	674	693	(19)	(3)	680	698	(18)	(3)
Cash dividends declared per common share	$0.95	$0.82	$0.13	16%	$2.85	$2.46	$0.39	16%

Selected Metrics and Ratios
Network volumes (billions)	$517.9	$479.2	$39	8%	$1,521.0	$1,390.8	$130	9%
Billed business (billions)	$454.0	421.0	33	8	$1,337.7	1,224.7	113	9
Billed business (billions) (FX-adjusted) (a)		$420.8	$33	8%		$1,231.3	$106	9%
Net interest yield (c)	8.5%	8.2%			8.3%	8.1%
Card balances
Net write-off rate — principal, interest and fees (d)	2.1%	2.2%			2.2%	2.3%
Net write-off rate — principal only — consumer and small business (d)(e)	1.8%	1.9%			1.9%	2.0%
30+ days past due as a % of total — consumer and small business	1.2%	1.3%			1.2%	1.3%
90+ days past billing as a % of total — corporate (f)	0.3%	0.4%			0.3%	0.4%
Effective tax rate	18.1%	24.1%			20.9%	21.8%
Return on average equity (g)	42.4%	35.9%			38.0%	35.4%
Common Equity Tier 1	10.9%	10.5%			10.9%	10.5%
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
(b)Reflects net income, less (i) earnings allocated to participating share awards of $23 million and $20 million for the three months ended September 30, 2026 and 2025, respectively, and $62 million and $56 million for the nine months ended September 30, 2026 and 2025, respectively, (ii) dividends on preferred shares of $24 million and $14 million for the three months ended September 30, 2026 and 2025, respectively, and $53 million and $43 million for the nine months ended September 30, 2026 and 2025, respectively, and (iii) an equity-related adjustment of $16 million related to the redemption of preferred shares for both the three and nine months ended September 30, 2026. Refer to Note 13 and Note 14 to the “Consolidated Financial Statements” for further details on earnings per common share (EPS) and preferred shares, respectively.
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

Business Performance
We delivered strong results for the third quarter of 2026, reflecting the strength of our premium customer base, success of our product refresh strategy and power of our differentiated Membership Model. We continued to see strong Card Member spend, new card acquisitions and customer retention, and excellent credit performance. Our results for the third quarter also reflect the sale of our equity interest in Global Business Travel Group, Inc. (GBTG), which resulted in a gain of $982 million ($751 million after tax; $1.11 per share). We used a portion of the gain to invest in efficiency initiatives, resulting in a restructuring charge of $336 million ($253 million after tax; $0.37 per share) in the third quarter of 2026. Net income for the quarter was $3.7 billion, or $5.42 per share, compared with net income of $2.9 billion, or $4.14 per share, a year ago.
Billed business grew 8 percent year-over-year, in line with the trend of the past several quarters. Goods & Services (G&S) spend, which accounts for over 70 percent of our total billed business, grew 7 percent, and reflected the impact of exiting two small business cobrand held-for-sale portfolios. Travel & Entertainment (T&E) spend grew 10 percent, driven by further acceleration in airline spend and sustained strength in restaurant spend.
U.S. Consumer Services billed business grew 9 percent, driven by continued momentum in spending by Millennial and Gen-Z Card Members, our largest and fastest-growing cohort. Commercial Services billed business grew 3 percent, and reflected the previously-mentioned exits from small business cobrand held-for-sale portfolios. Billed business for International Card Services, our fastest-growing segment, grew 11 percent on both a reported and FX-adjusted basis.1
Total revenues net of interest expense increased 9 percent on both a reported and FX-adjusted basis.1 Growth in billed business drove an 8 percent increase in Discount revenue, our largest revenue line. Net card fees grew 16 percent, reflecting our ongoing cycle of product refreshes, including the U.S. Platinum refresh last year. Net interest income grew 10 percent, primarily reflecting growth in balances and net yield expansion, partially offset by the impact from the exits of the small business cobrand held-for-sale portfolios, as mentioned above.
Card balances and Other loans increased 8 percent, in line with billed business. Provisions for credit losses decreased, primarily driven by a reserve release in the current period compared to a reserve build in the prior period, partially offset by higher net write-offs. Net write-off rates declined and delinquency rates remained stable, supported by our premium customer base and reflecting our strategy to invest in the value propositions of our premium products that attract customers with high credit quality.
Growth in Card Member rewards, Card Member services and Business development expenses (collectively, variable customer engagement expenses) were driven by Card Member spending, usage of Card Member benefits and enhancements we made to the value propositions of our refreshed U.S. Platinum cards last year. We expect growth in variable customer engagement expenses to moderate next quarter as the impact of the refresh of our U.S. Platinum cards will be reflected in both current and prior period results. Marketing expense increased 11 percent year-over-year as we continued to invest to acquire, engage and retain high-spending, high credit-quality customers.
Operating expenses decreased, reflecting the previously-mentioned gain from the sale of our equity interest in GBTG, partially offset by increases in legal reserves and restructuring costs. Excluding the impact of these discrete items, operating expense grew modestly. We have invested significantly in risk and controls over the last several years and will continue to make the investments necessary to strengthen our risk management and compliance programs so that they meet our expectations and those of our regulators.
During the third quarter, we maintained our Common Equity Tier 1 (CET1) capital ratio within our target range of 10 to 11 percent and returned $2.2 billion of capital to our shareholders in the form of share repurchases and common share dividends. We plan to continue to return to shareholders the excess capital we generate while managing our CET1 capital ratio within our target range and supporting balance sheet growth. Our robust capital, funding and liquidity positions provide us with significant flexibility to maintain a strong balance sheet.
Our results for the quarter demonstrate the strength of our differentiated business model and give us confidence in our ability to drive sustainable growth and create value for shareholders over the long term. While we recognize the uncertainty of the geopolitical and regulatory landscape, we continue to manage the company for the long term, focusing on backing our customers and colleagues, continuing to strengthen our risk management and compliance programs and strategically investing in our business.
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

Results of Operations
The discussions in both “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three and nine months ended September 30, 2026 compared to the same periods in the prior year, as presented in the accompanying tables.
Consolidated Results of Operations
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended September 30,		Change 2026 vs. 2025		Nine Months Ended September 30,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025			2026	2025
Discount revenue	$10,169	$9,413	$756	8%	$29,845	$27,517	$2,328	8%
Net card fees	2,969	2,551	418	16	8,583	7,364	1,219	17
Service fees and other revenue	1,984	1,976	8	—	5,896	5,526	370	7
Total non-interest revenues	15,122	13,940	1,182	8	44,324	40,407	3,917	10
Total interest income	6,858	6,617	241	4	20,129	19,016	1,113	6
Total interest expense	1,918	2,131	(213)	(10)	5,847	6,174	(327)	(5)
Net interest income	4,940	4,486	454	10	14,282	12,842	1,440	11
Total revenues net of interest expense	$20,062	$18,426	$1,636	9%	$58,606	$53,249	$5,357	10%
Total Revenues Net of Interest Expense
Discount revenue increased for both the three and nine month periods, primarily driven by increases in billed business of 8 percent and 9 percent, respectively. The increase for the nine month period was partially offset by lower average merchant discount rates primarily due to shifts in spend mix by geography and merchant categories. See Tables 5 and 6 for more details on billed business performance.
Net card fees increased for both the three and nine month periods, primarily driven by increases in the average fee per card of our premium card products, reflecting the impact of our product refreshes, and growth in our premium card portfolios. See Table 5 for more details on proprietary new card acquisitions, proprietary cards-in-force and average fee per card.
Service fees and other revenue was relatively flat for the three month period and increased for the nine month period. The three and nine month periods were primarily driven by increases in network partnership revenue, foreign exchange related revenues associated with Card Member cross-currency spending and merchant service fees, all of which were offset for the three month period by a gain in the prior period related to an equity transaction by GBTG, a then-equity method investee, resulting from its acquisition of CWT Holdings, LLC.
Interest income increased for both the three and nine month periods, primarily driven by growth in revolving Card balances, partially offset by lower interest rates.
Interest expense decreased for both the three and nine month periods, primarily driven by lower interest rates paid on customer deposits, partially offset by growth in customer deposits.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended September 30,		Change 2026 vs. 2025		Nine Months Ended September 30,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025			2026	2025
Card balances
Net write-offs	$1,130	$1,111	$19	2%	$3,550	$3,397	$153	5%
Reserve build (release) (a)	(235)	109	(344)	#	(451)	190	(641)	#
Total	895	1,220	(325)	(27)	3,099	3,587	(488)	(14)
Other
Net write-offs — Other loans	61	47	14	30	182	153	29	19
Net write-offs — Other	5	3	2	67	14	16	(2)	(13)
Reserve build (release) — Other loans (a)	23	15	8	53	12	92	(80)	(87)
Reserve build (release) — Other (a)	2	2	—	—	13	(6)	19	#
Total	90	67	23	34	221	255	(34)	(13)
Total provisions for credit losses	$985	$1,287	$(302)	(23)%	$3,320	$3,842	$(522)	(14)%
# Denotes a variance of 100 percent or more
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
Provisions for Credit Losses
Provision for Card balance credit losses decreased for both the three and nine month periods, primarily due to reserve releases in the current periods versus reserve builds in the prior periods, partially offset by higher net write-offs. The reserve release in the current three month period was primarily driven by enhancements to the models that estimate expected credit losses resulting from our periodic review process, partially offset by a sequential increase in Card balances. The reserve release in the current nine month period was primarily driven by lower delinquencies and the previously-mentioned enhancements to the models that estimate expected credit losses, partially offset by a sequential increase in Card balances. The reserve builds in the prior periods were primarily driven by sequential increases in Card balances, partially offset by the release of a reserve upon the reclassification of a small business cobrand portfolio to Card balances HFS. The reserve build in the prior nine month period also reflected the macroeconomic outlook.
Provision for other credit losses increased for the three month period, primarily due to a higher reserve build for Other loans and higher net write-offs. Provision for other credit losses decreased in the nine month period, primarily due to a lower reserve build, partially offset by higher net write-offs. The reserve builds in the current and prior periods were primarily driven by sequential increases in Other loans.

Table 4: Expenses Summary

	Three Months Ended September 30,		Change 2026 vs. 2025		Nine Months Ended September 30,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025			2026	2025
Card Member rewards	$5,090	$4,608	$482	10%	$15,031	$13,604	$1,427	10%
Business development	1,795	1,611	184	11	5,141	4,729	412	9
Card Member services	2,006	1,477	529	36	5,930	4,106	1,824	44
Marketing	1,770	1,599	171	11	4,900	4,640	260	6
Salaries and employee benefits	2,570	2,239	331	15	7,396	6,511	885	14
Other, net	1,315	1,780	(465)	(26)	4,508	5,112	(604)	(12)
Total expenses	$14,546	$13,314	$1,232	9%	$42,906	$38,702	$4,204	11%
Expenses
Card Member rewards expense increased for both the three and nine month periods, driven by increases in Membership Rewards and cash back rewards expenses, collectively, of $421 million and $1,051 million, and cobrand rewards expense of $61 million and $377 million, respectively, all of which were primarily driven by higher billed business. The increases in Membership Rewards expense for the three and nine month periods were also driven by changes to the Membership Rewards program for U.S. Business Platinum cards.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 97 percent (rounded up) and 96 percent (rounded down) as of September 30, 2026 and 2025, respectively.
Business development expense increased for both the three and nine month periods, primarily due to increased partner payments and higher client incentives, driven by higher network volumes. The increase for the nine month period was partially offset by a reserve release related to the allocation of revenue to a joint venture partner as a result of a final arbitration award.
Card Member services expense increased for both the three and nine month periods, primarily due to the new U.S. Platinum benefits and higher usage of Card Member benefits.
Marketing expense increased for both the three and nine month periods, primarily driven by higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits expense increased for both the three and nine month periods, primarily driven by restructuring costs. The increase for the nine month period was also driven by higher compensation costs.
Other expenses decreased for both the three and nine month periods, primarily driven by the gain recognized on the sale of our equity method investment in GBTG and gains on Amex Ventures investments, partially offset by increases in legal reserves and technology costs. The decrease for the nine month period was also driven by a release of a reserve associated with international non-income tax.

Income Taxes
The effective tax rate was 18.1 percent and 24.1 percent for the three months ended September 30, 2026 and 2025, respectively, and 20.9 percent and 21.8 percent for the nine months ended September 30, 2026 and 2025, respectively. The lower effective tax rates for the three and nine month periods primarily reflected discrete tax benefits in the current periods related to the resolution of certain prior-period tax items.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2026 vs. 2025	As of or for the Nine Months Ended September 30,		Change 2026 vs. 2025
	2026	2025		2026	2025
Network volumes (billions)	$517.9	$479.2	8%	$1,521.0	$1,390.8	9%
Billed business	$454.0	$421.0	8	$1,337.7	$1,224.7	9
Cards-in-force (millions)	155.4	151.2	3	155.4	151.2	3
Proprietary cards-in-force	87.5	86.0	2	87.5	86.0	2
Basic cards-in-force (millions)	130.7	127.6	2	130.7	127.6	2
Proprietary basic cards-in-force	67.3	66.2	2	67.3	66.2	2
Average proprietary basic Card Member spending (dollars)	$6,735	$6,387	5	$19,910	$18,751	6
Average fee per card (dollars) (a)	$136	$119	14%	$131	$116	13%
Proprietary new cards acquired (millions)	3.1	3.2		9.2	9.6
Discount revenue as a % of billed business	2.24%	2.24%		2.23%	2.25%
(a)Average fee per card is computed on an annualized basis based on proprietary Net card fees divided by average proprietary total cards-in-force.
Table 6: Network Volumes-Related Statistical Information

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Network volumes	8%	8%	9%	9%
Total billed business	8	8	9	9
U.S. Consumer Services	9		10
Commercial Services	3	3	4	4
International Card Services	11	11	15	12

Merchant industry billed business metrics
G&S spend (71% of billed business for both the three and nine months ended September 30, 2026)	7	7	9	8
T&E spend (29% of billed business for both the three and nine months ended September 30, 2026)	10%	10%	11%	10%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of conversion into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2026 vs. 2025	As of or for the Nine Months Ended September 30,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025		2026	2025
Card balances	$221,074	$205,837	7%	$221,074	$205,837	7%
Credit loss reserves:
Beginning reserves	$5,866	$5,960	(2)	$6,089	$5,850	4
Provisions — principal, interest and fees	895	1,220	(27)	3,099	3,587	(14)
Net write-offs — principal, interest and fees, less recoveries	(1,130)	(1,111)	2	(3,550)	(3,397)	5
Other (a)	3	(1)	#	(5)	28	#
Ending reserves	$5,634	$6,068	(7)	$5,634	$6,068	(7)
% of Card balances	2.5%	2.9%		2.5%	2.9%
% of past due — consumer and small business	231%	243%		231%	243%
Average Card balances	$218,826	$204,145	7%	$215,837	$200,275	8%
Net write-off rate — principal, interest and fees (b)	2.1%	2.2%		2.2%	2.3%
Net write-off rate — principal only — consumer and small business (b)(c)	1.8%	1.9%		1.9%	2.0%
30+ days past due as a % of total — consumer and small business	1.2%	1.3%		1.2%	1.3%
90+ days past billing as a % of total — corporate (d)	0.3%	0.4%		0.3%	0.4%
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

Business Segment Results of Operations
U.S. Consumer Services
Table 8: USCS Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Revenues
Non-interest revenues	$6,292	$5,620	$672	12%	$18,323	$16,403	$1,920	12%
Interest income	4,294	4,025	269	7	12,417	11,583	834	7
Interest expense	745	789	(44)	(6)	2,253	2,328	(75)	(3)
Net interest income	3,549	3,236	313	10	10,164	9,255	909	10
Total revenues net of interest expense	9,840	8,856	984	11	28,487	25,658	2,829	11
Provisions for credit losses	494	734	(240)	(33)	1,623	2,194	(571)	(26)
Total revenues net of interest expense after provisions for credit losses	9,346	8,122	1,224	15	26,864	23,464	3,400	14
Expenses
Card Member rewards, business development and Card Member services	4,801	4,145	656	16	14,151	11,994	2,157	18
Marketing	848	825	23	3	2,425	2,390	35	1
Salaries and employee benefits and other operating expenses	1,402	1,300	102	8	4,172	3,820	352	9
Total expenses	7,052	6,270	782	12	20,748	18,204	2,544	14
Pretax segment income	$2,295	$1,852	$443	24%	$6,116	$5,260	$856	16%
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
Discount revenue increased 10 percent for both the three and nine month periods, primarily driven by increases in U.S. consumer billed business. See Tables 5, 6 and 9 for more details on billed business performance.
Net card fees increased 18 percent and 17 percent for the three and nine month periods, respectively, primarily driven by increases in the average fee per card of our premium card products, reflecting the impact of our product refreshes, and growth in our premium card portfolios.
Service fees and other revenue increased 5 percent and 3 percent for the three and nine month periods, respectively, primarily driven by higher travel commissions and fees from our consumer travel business. The increase for the nine month period was partially offset by a prior-year discrete revenue adjustment related to certain cash advance fees.
Interest income increased for both the three and nine month periods, primarily driven by growth in revolving Card balances.
Interest expense decreased for both the three and nine month periods, primarily driven by lower interest rates, partially offset by a higher cost of funds due to segment net asset growth.

Provisions for Credit Losses
Provision for Card balance credit losses decreased for both the three and nine month periods, primarily due to reserve releases in the current periods versus reserve builds in the prior periods and lower net write-offs. The reserve release in the current three month period was primarily driven by the previously-mentioned enhancements to the models that estimate expected credit losses, partially offset by a sequential increase in Card balances. The reserve release in the current nine month period was primarily driven by lower delinquencies and the previously-mentioned enhancements to the models that estimate expected credit losses, partially offset by a sequential increase in Card balances. The reserve builds in the prior periods were primarily driven by sequential increases in Card balances. The reserve build in the prior nine month period also reflected the macroeconomic outlook.
Provision for other credit losses increased for the three month period, primarily due to a higher reserve build and higher net write-offs. Provision for other credit losses decreased for the nine month period, primarily due to a lower reserve build, partially offset by higher net write-offs. The reserve builds in the current and prior periods were primarily driven by sequential increases in Other loans.
Expenses
Total expenses increased for both the three and nine month periods, primarily driven by higher Card Member services, Card Member rewards and Salaries and employee benefits and other operating expenses.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by increases in Membership Rewards and cobrand rewards expenses, both of which were primarily driven by higher billed business. The increase for the three month period was partially offset by a decrease in cash back rewards expense, primarily driven by the prior year impact associated with a card product migration. The increase for the nine month period was partially offset by a benefit from enhancements to the models that estimate future redemptions of Membership Rewards points by U.S. Card Members.
Business development expense increased for both the three and nine month periods, primarily due to increased partner payments driven by higher billed business.
Card Member services expense increased for both the three and nine month periods, primarily due to the new U.S. Platinum benefits and higher usage of Card Member benefits.
Marketing expense increased for the three month period and was relatively flat for the nine month period. The increase for the three month period was primarily driven by higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other operating expenses increased for both the three and nine month periods, primarily due to increases in allocated service costs.

Table 9: USCS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2026 vs. 2025	As of or for the Nine Months Ended September 30,		Change 2026 vs. 2025
(Millions, except percentages and where indicated)	2026	2025		2026	2025
Billed business (billions)	$194.2	$177.5	9%	$570.9	$518.3	10%
Proprietary cards-in-force	49.7	47.8	4	49.7	47.8	4
Proprietary basic cards-in-force	35.4	33.7	5	35.4	33.7	5
Average proprietary basic Card Member spending (dollars)	$5,522	$5,291	4	$16,428	$15,634	5
Total segment assets	$124,624	$115,330	8	$124,624	$115,330	8
Total Card balances	$114,267	$106,969	7	$114,267	$106,969	7
Average Card balances	$113,857	$106,753	7%	$112,324	$104,923	7%
Net write-off rate — principal, interest and fees (a)	2.0%	2.3%		2.2%	2.4%
Net write-off rate — principal only (a)	1.6%	1.8%		1.8%	2.0%
30+ days past due as a % of total	1.2%	1.3%		1.2%	1.3%
(a)Refer to Table 7 footnote (b).

Commercial Services
Table 10: CS Selected Income Statement Data

	Three Months Ended September 30,		Change 2026 vs. 2025		Nine Months Ended September 30,		Change 2026 vs. 2025
(Millions, except percentages)	2026	2025			2026	2025
Revenues
Non-interest revenues	$3,612	$3,441	$171	5%	$10,611	$10,128	$483	5%
Interest income	1,358	1,302	56	4	4,046	3,744	302	8
Interest expense	416	462	(46)	(10)	1,280	1,344	(64)	(5)
Net interest income	942	840	102	12	2,766	2,400	366	15
Total revenues net of interest expense	4,553	4,281	272	6	13,377	12,528	849	7
Provisions for credit losses	279	332	(53)	(16)	1,012	1,021	(9)	(1)
Total revenues net of interest expense after provisions for credit losses	4,274	3,949	325	8	12,365	11,507	858	7
Expenses
Card Member rewards, business development and Card Member services	1,979	1,730	249	14	5,959	5,266	693	13
Marketing	405	313	92	29	1,095	981	114	12
Salaries and employee benefits and other operating expenses	860	816	44	5	2,495	2,429	66	3
Total expenses	3,245	2,859	386	14	9,549	8,676	873	10
Pretax segment income	$1,029	$1,090	$(61)	(6)%	$2,815	$2,831	$(16)	(1)%
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
Discount revenue increased 4 percent for both the three and nine month periods, primarily driven by increases in commercial billed business. See Tables 5, 6 and 11 for more details on billed business performance.
Net card fees increased 16 percent and 13 percent for the three and nine month periods, respectively, primarily driven by increases in the average fee per card of our premium card products, reflecting the impact of our product refreshes, and growth in our premium card portfolios.
Service fees and other revenue was relatively flat for the three month period and increased 4 percent for the nine month period. The increase for the nine month period was primarily driven by higher travel commissions and fees.
Interest income increased for both the three and nine month periods, primarily driven by growth in revolving Card balances and higher interest rates.
Interest expense decreased for both the three and nine month periods, primarily driven by lower interest rates, partially offset by a higher cost of funds due to segment net asset growth.

Provisions for Credit Losses
Provision for Card balance credit losses decreased for the three month period, primarily due to a reserve release in the current period versus a reserve build in the prior period, partially offset by higher net write-offs. Provision for Card balance credit losses increased for the nine month period, primarily driven by higher net write-offs, partially offset by a reserve release in the current period versus a reserve build in the prior period. The reserve releases in the current periods were primarily driven by lower delinquencies, partially offset by sequential increases in Card balances. The reserve builds in the prior periods were primarily driven by sequential increases in Card balances, partially offset by the release of a reserve upon the reclassification of a small business cobrand portfolio to Card balances HFS. The reserve build in the prior nine month period also reflected the macroeconomic outlook.
Provision for other credit losses increased for the three month period, primarily due to higher net write-offs and a reserve release in the prior period. Provision for other credit losses decreased for the nine month period, primarily due to a reserve release in the current period versus a reserve build in the prior period. The reserve release in the current nine month period was primarily driven by the performance of small business loans. The reserve builds in the prior periods were primarily driven by sequential increases in Other loans.
Expenses
Total expenses increased for both the three and nine month periods, primarily driven by higher Card Member rewards, Card Member services, Business development and Marketing expenses.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by increases in Membership Rewards expense due to changes to the Membership Rewards program for U.S. Business Platinum cards and higher billed business.
Business development expense increased for both the three and nine month periods, primarily due to increased client incentives, driven by variable contractual rates and higher billed business.
Card Member services expense increased for both the three and nine month periods, primarily driven by the new U.S. Business Platinum benefits.
Marketing expense increased for both the three and nine month periods, primarily driven by higher levels of spending on customer acquisition and other growth initiatives.
Salaries and employee benefits and other operating expenses increased for both the three and nine month periods, primarily driven by increases in allocated service costs. The increase for the nine month period was also driven by higher compensation costs, partially offset by a gain on the sale of a small business cobrand portfolio previously classified as Card balances HFS.

Table 11: CS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2026 vs. 2025	As of or for the Nine Months Ended September 30,		Change 2026 vs 2025
(Millions, except percentages and where indicated)	2026	2025		2026	2025
Billed business (billions)	$140.7	$136.3	3%	$416.9	$401.0	4%
Proprietary cards-in-force	13.7	15.4	(11)	13.7	15.4	(11)
Average Card Member spending (dollars)	$9,953	$8,833	13	$28,382	$25,996	9
Total segment assets	$66,006	$64,305	3	$66,006	$64,305	3
Total Card balances	$60,985	$57,379	6	$60,985	$57,379	6
Average Card balances	$59,526	$56,444	5%	$58,668	$56,387	4%
Net write-off rate — principal, interest and fees (a)	2.1%	2.2%		2.3%	2.2%
Net write-off rate — principal only — small business (a)(b)	2.3%	2.3%		2.4%	2.3%
30+ days past due as a % of total — small business	1.4%	1.5%		1.4%	1.5%
90+ days past billing as a % of total — corporate (b)	0.3%	0.4%		0.3%	0.4%
(a)Refer to Table 7 footnote (b).
(b)Refer to Table 7 footnote (d).

International Card Services
Table 12: ICS Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Revenues
Non-interest revenues	$3,321	$3,034	$287	9%	$9,746	$8,627	$1,119	13%
Interest income	745	652	93	14	2,205	1,868	337	18
Interest expense	383	350	33	9	1,118	991	127	13
Net interest income	362	302	60	20	1,087	877	210	24
Total revenues net of interest expense	3,682	3,336	346	10	10,833	9,504	1,329	14
Provisions for credit losses	208	218	(10)	(5)	668	620	48	8
Total revenues net of interest expense after provisions for credit losses	3,474	3,118	356	11	10,165	8,884	1,281	14
Expenses
Card Member rewards, business development and Card Member services	1,766	1,512	254	17	5,000	4,276	724	17
Marketing	394	350	44	13	1,078	972	106	11
Salaries and employee benefits and other operating expenses	883	815	68	8	2,397	2,349	48	2
Total expenses	3,042	2,677	365	14	8,474	7,597	877	12
Pretax segment income	$432	$441	$(9)	(2)%	$1,690	$1,287	$403	31%
International Card Services (ICS) issues a wide range of proprietary consumer, small business and corporate cards outside the United States. ICS also provides services to our international customers, including travel and lifestyle services, and manages certain international joint ventures and our loyalty coalition business.
On January 12, 2026, we acquired our partner’s interest in our Switzerland joint venture (Swisscard AECS GmbH), resulting in Swisscard becoming a wholly owned subsidiary with its financial results reflected within the respective report lines across our financial statements. Prior to the acquisition date, we accounted for Swisscard under the equity method, with our share of Swisscard’s net income reported within Service fees and other revenue.
Total Revenues Net of Interest Expense
Non-interest revenues increased for both the three and nine month periods, primarily driven by higher Discount revenue and Net card fees.
Discount revenue increased 10 percent and 13 percent for the three and nine month periods, respectively (11 percent for both the three and nine month periods, on an FX-adjusted basis), primarily driven by increases in billed business.2 See Tables 5, 6 and 13 for more details on billed business performance.
Net card fees increased 14 percent and 17 percent for the three and nine month periods, respectively (15 percent for both the three and nine month periods, on an FX-adjusted basis), primarily driven by growth in our premium card portfolios and increases in the average fee per card of our premium card products, reflecting the impact of our product refreshes.2
Service fees and other revenue was relatively flat for the three month period and increased 8 percent for the nine month period (2 percent and 5 percent, respectively, on an FX-adjusted basis).2 The increase for the nine month period was primarily driven by an increase in foreign-exchange related revenues associated with Card Member cross-currency spending, including such revenues from Swisscard, and higher loyalty coalition-related fees.
Interest income increased for both the three and nine month periods, primarily driven by growth in revolving Card balances, partially offset by lower interest rates.
Interest expense increased for both the three and nine month periods, primarily driven by a higher cost of funds due to segment net asset growth, partially offset by lower interest rates.
2 Refer to footnote 1 on page 3 for details regarding foreign currency adjusted information.

Provisions for Credit Losses
Provision for Card balance credit losses decreased for the three month period, primarily due to a reserve release in the current period versus a reserve build in the prior period, partially offset by higher net write-offs. Provision for Card balance credit losses increased for the nine month period, primarily due to higher net write-offs, partially offset by a reserve release in the current period versus a reserve build in the prior period. The reserve releases in the current periods were primarily driven by the previously mentioned enhancements to the models that estimate expected credit losses, partially offset by sequential increases in Card balances. The reserve builds in the prior periods were primarily driven by sequential increases in Card balances.
Expenses
Total expenses increased for both the three and nine month periods, primarily driven by higher Card Member rewards and Card Member services.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by increases in Membership Rewards and cobrand rewards expenses, both of which were primarily driven by higher billed business.
Business development expense was relatively flat for the three month period and decreased for the nine month period. The decrease for the nine month period was primarily driven by the previously-mentioned reserve release related to the allocation of revenue to a joint venture partner and lower partner payments, partially offset by higher loyalty coalition-related costs.
Card Member services expense increased for both the three and nine month periods, primarily driven by growth in premium card accounts, contributing to a higher usage of travel-related benefits.
Marketing expense increased for both the three and nine month periods, primarily due to higher levels of spending on customer acquisition and other growth initiatives, including such expenses from Swisscard.
Salaries and employee benefits and other operating expenses increased for the three month period and was relatively flat for the nine month period. The three and nine month periods were primarily driven by higher compensation costs, allocated service costs and technology costs, including such expenses from Swisscard, all of which were offset for the nine month period by a release of a reserve associated with international non-income tax and a gain for the remeasurement of our ownership interest in Swisscard resulting from our purchase of the remaining share of the joint venture.

Table 13: ICS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2026 vs. 2025	As of or for the Nine Months Ended September 30,		Change 2026 vs. 2025
(Millions, except percentages and where indicated)	2026	2025		2026	2025
Billed business (billions)	$118.8	$106.9	11%	$347.7	$303.6	15%
Proprietary cards-in-force	24.1	22.8	6	24.1	22.8	6
Proprietary basic cards-in-force	18.2	17.0	7	18.2	17.0	7
Average proprietary basic Card Member spending (dollars)	$6,567	$6,307	4	$19,594	$18,136	8
Total segment assets	$52,809	$47,253	12	$52,809	$47,253	12
Total Card balances	$45,822	$41,488	10	$45,822	$41,488	10
Average Card balances	$45,443	$40,948	11%	$44,846	$38,965	15%
Net write-off rate — principal, interest and fees (a)	2.0%	2.0%		2.0%	1.9%
Net write-off rate — principal only — consumer and small business (a)(b)	1.8%	1.8%		1.8%	1.8%
30+ days past due as a % of total — consumer and small business	1.1%	1.1%		1.1%	1.1%
90+ days past billing as a % of total — corporate (b)	0.3%	0.3%		0.3%	0.3%
(a)Refer to Table 7 footnote (b).
(b)Refer to Table 7 footnote (d).

Global Merchant and Network Services
Table 14: GMNS Selected Income Statement and Other Data

	Three Months Ended September 30,		Change 2026 vs. 2025		Nine Months Ended September 30,		Change 2026 vs. 2025
(Millions, except percentages and where indicated)	2026	2025			2026	2025
Revenues
Non-interest revenues	$1,927	$1,782	$145	8%	$5,670	$5,200	$470	9%
Interest income	7	9	(2)	(22)	26	31	(5)	(16)
Interest expense	(147)	(181)	34	19	(486)	(489)	3	1
Net interest income	155	190	(35)	(18)	512	520	(8)	(2)
Total revenues net of interest expense	2,082	1,972	110	6	6,182	5,720	462	8
Provisions for credit losses	4	5	(1)	(20)	18	8	10	#
Total revenues net of interest expense after provisions for credit losses	2,078	1,967	111	6	6,164	5,712	452	8
Expenses
Business development and Card Member services	337	298	39	13	971	869	102	12
Marketing	113	105	8	8	278	277	1	—
Salaries and employee benefits and other operating expenses	546	524	22	4	1,590	1,482	108	7
Total expenses	996	927	69	7	2,839	2,628	211	8
Pretax segment income	1,082	1,040	42	4	3,325	3,084	241	8
Network volumes (billions)	517.9	479.2	$39	8	1,521.0	1,390.8	$130	9
Total segment assets	$19,409	$18,879		3%	$19,409	$18,879		3%
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
Discount revenue increased 7 percent for both the three and nine month periods, primarily driven by increases in billed business. The increase for the nine month period was partially offset by lower average merchant discount rates, primarily due to shifts in spend mix by geography and merchant categories. See Tables 5 and 6 for more details on billed business performance.
Service fees and other revenue increased 11 percent and 12 percent for the three and nine month periods, respectively, primarily driven by increases in network partnership revenues due to higher network volumes.
GMNS receives an interest expense credit relating to internal transfer pricing due to its merchant payables. Net interest income decreased for the three month period and was relatively flat for the nine month period. The decrease for the three month period was primarily due to a lower interest expense credit, which was primarily driven by a decrease in average merchant payables and lower interest rates in international markets. The nine month period reflected a higher interest expense credit, which was primarily driven by an increase in average merchant payables, offset by lower interest rates in international markets.

Provisions for Credit Losses
Provision for credit losses was relatively flat for the three month period and increased for the nine month period, primarily due to a reserve build related to partner obligations in the current period.
Expenses
Total expenses increased for both the three and nine month periods, primarily driven by higher Salaries and employee benefits and other operating expenses and Business development expense.
Business development expense increased for both the three and nine month periods, primarily driven by increased partner payments due to higher network volumes.
Marketing expense increased for the three month period and was relatively flat for the nine month period. The increase for the three month period was primarily driven by higher levels of spending on merchant engagement and other growth initiatives.
Salaries and employee benefits and other operating expenses increased for both the three and nine month periods, primarily driven by higher compensation costs.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other pretax loss was $307 million and $598 million for the three months ended September 30, 2026 and 2025, respectively, and $1.6 billion and $1.8 billion for the nine months ended September 30, 2026 and 2025, respectively. The decreases in the pretax loss were primarily driven by the gain recognized on the sale of our equity method investment in GBTG and gains on Amex Ventures investments, partially offset by increases in legal reserves and restructuring costs.
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

The following table presents our regulatory risk-based capital and leverage ratios and those of American Express National Bank (AENB), as of September 30, 2026:
Table 15: Regulatory Risk-Based Capital and Leverage Ratios

	Effective Minimum (a)	Ratios as of September 30, 2026
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.9%
American Express National Bank		10.9
Tier 1	8.5
American Express Company		11.5
American Express National Bank		10.9
Total	10.5
American Express Company		13.6
American Express National Bank		13.0
Tier 1 Leverage	4.0
American Express Company		10.3
American Express National Bank		8.9
Supplementary Leverage Ratio	3.0%
American Express Company		8.7
American Express National Bank		7.5%
(a)Represents Basel III minimum requirements and applicable regulatory buffers as defined by the federal banking regulators, which includes the stress capital buffer (SCB) for American Express Company and the capital conservation buffer for AENB.
The following table presents American Express Company’s regulatory risk-based capital and risk-weighted assets as of September 30, 2026:
Table 16: Regulatory Risk-Based Capital Components and Risk-Weighted Assets

American Express Company ($ in Millions)	September 30, 2026
Risk-Based Capital
Common Equity Tier 1	$29,338
Tier 1 Capital	30,948
Tier 2 Capital	5,654
Total Capital	36,602

Risk-Weighted Assets	270,071
Average Total Assets to calculate the Tier 1 Leverage Ratio	301,753
Total Leverage Exposure to calculate the Supplementary Leverage Ratio	$356,722
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
Tier 1 Risk-Based Capital Ratio — Calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of CET1 capital, preferred shares outstanding of $1.6 billion and third-party non-controlling interests in consolidated subsidiaries, adjusted for capital held by insurance subsidiaries. See “Preferred Shares” below for further information.

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
On September 30, 2026, the Federal Reserve adopted a final rule that, among other things, changes the annual effective date for new SCB requirements from October 1 to January 1 of the following year. The final rule also reaffirms the Federal Reserve’s prior guidance that firms are subject to their existing SCB requirements until the next Comprehensive Capital Analysis and Review (CCAR) stress testing cycle. As a result, we will continue to be subject to our current SCB requirement of 2.5 percent (the minimum SCB requirement under the applicable regulations) through December 31, 2027, with a new SCB requirement becoming effective on January 1, 2028.
Dividends and Share Repurchases
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three and nine months ended September 30, 2026, we returned $2,240 million and $7,442 million, respectively, to our shareholders in the form of share repurchases of $1,600 million and $5,505 million, respectively, and common share dividends of $641 million and $1,938 million, respectively. We repurchased 4.8 million common shares at an average price of $331.37 in the third quarter of 2026. These share repurchase and common share dividend amounts collectively represent approximately 61 percent and 77 percent of net income available to common shareholders during the three and nine month periods, respectively.
In addition, during the three and nine months ended September 30, 2026, we paid $24 million and $53 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.
Preferred Shares
On August 12, 2026, we issued $1.6 billion of 6.450% Fixed Rate Reset Noncumulative Preferred Shares, Series E. With the proceeds from that issuance, we redeemed in full the $1.6 billion of 3.550% Fixed Rate Reset Noncumulative Preferred Shares, Series D on September 15, 2026. Refer to Note 14 to the “Consolidated Financial Statements” for additional information on our preferred shares.
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

Summary of Consolidated Debt
We had the following customer deposits and consolidated debt outstanding as of September 30, 2026 and December 31, 2025:
Table 17: Summary of Customer Deposits and Consolidated Debt

(Billions)	September 30, 2026	December 31, 2025
Customer deposits	$155.0	$152.5
Short-term borrowings	1.4	1.4
Long-term debt	58.5	56.4
Total customer deposits and debt	$215.0	$210.3
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
We issued $7.4 billion of debt during the nine months ended September 30, 2026, consisting of $6.1 billion of unsecured debt and $1.3 billion of asset-backed securities. The following table presents our debt issuances for the three months ended September 30, 2026:
Table 18: Debt Issuances

($ in Billions)	Three Months Ended September 30, 2026
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (coupon of 4.99%)	$1.3
Total	$1.3

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
Table 19: Unsecured Debt Ratings

American Express Entity		Moody’s	S&P	Fitch
American Express Company	Long Term	A2	A-	A
	Short Term	N/R	A-2	F1
	Outlook	Stable	Stable	Stable
American Express Travel Related Services Company, Inc.	Long Term	A2	A	A+
	Short Term	P-1	A-1	F1
	Outlook	Stable	Stable	Stable
American Express National Bank	Long Term	A3	A	A+
	Short Term	P-1	A-1	F1
	Outlook	Stable	Stable	Stable
American Express Credit Corporation	Long Term	A2	A	A+
	Short Term	N/R	N/R	N/R
	Outlook	Stable	Stable	Stable
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

Deposit Programs
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to an amount that is at least $250,000 per depositor, per ownership category through the FDIC; as of September 30, 2026, approximately 92 percent of these deposits were insured. Our ability to obtain deposit funding and offer competitive interest rates is dependent on, among other factors, the capital level of AENB. The direct deposit program offered by AENB is our primary deposit product channel, which makes FDIC-insured checking and savings accounts and certificates of deposit (CDs) available directly to customers. As of September 30, 2026, our direct deposit program had approximately 4.5 million accounts. AENB also sources deposits through third-party distribution channels as needed to meet our overall funding objectives. CDs carry stated maturities while high-yield savings accounts, checking accounts and third-party sweep deposits do not. We manage the duration of our maturing obligations, including CDs, to reduce concentration and refinancing risk.
As of September 30, 2026 and December 31, 2025, we had $155.0 billion and $152.5 billion, respectively, in deposits. Refer to Note 6 to the “Consolidated Financial Statements” for a further description of these deposits and scheduled maturities of certificates of deposits.
The following tables set forth the average interest rates we paid on different types of deposits during the three and nine months ended September 30, 2026 and 2025. The change in the average interest rate we paid on our interest-bearing deposits compared to the prior year was primarily due to the impact of lower market interest rates offered for savings deposits.
Table 20: Average Interest Rates Paid on Deposits

	Three Months Ended September 30,
	2026			2025
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings accounts	$119,418	$908	3.0%	$113,934	$1,003	3.5%
Checking accounts	3,712	10	1.1	2,649	8	1.2
Certificates of deposit:
Direct	9,116	88	3.8	4,914	48	3.9
Third-party (brokered)	9,180	98	4.2	11,875	132	4.4
Sweep accounts — Third-party (brokered)	13,583	136	4.0	15,431	180	4.6
Total U.S. interest-bearing deposits	$155,009	$1,241	3.2%	$148,803	$1,370	3.7%

	Nine Months Ended September 30,
	2026			2025
(Millions, except percentages)	Average Balance	Interest Expense	Average Interest Rate (a)	Average Balance	Interest Expense	Average Interest Rate (a)
Savings accounts	$119,442	$2,808	3.1%	$112,430	$3,026	3.6%
Checking accounts	3,414	34	1.3	2,417	29	1.6
Certificates of deposit:
Direct	7,883	225	3.8	4,577	136	4.0
Third-party (brokered)	9,454	301	4.3	10,727	353	4.4
Sweep accounts — Third-party (brokered)	14,582	435	4.0	15,414	536	4.6
Total U.S. interest-bearing deposits	$154,775	$3,803	3.3%	$145,565	$4,080	3.7%
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
We are also subject to additional standards for liquidity risk supervision as implemented by the U.S. federal bank regulatory agencies, including the liquidity coverage ratio (LCR) and net stable funding ratio (NSFR), and are required to calculate the LCR and the NSFR on a daily basis and make separate public disclosures related to the LCR on a quarterly basis and the NSFR on a semi-annual basis. For the three months ended September 30, 2026, the average LCR and NSFR for American Express Company each exceeded the minimum requirement of 100 percent. The following table presents American Express Company’s average LCR for the three months ended September 30, 2026:
Table 21: Liquidity Coverage Ratio

(Millions, except percentages)	Three Months Ended (a) September 30, 2026
American Express Company:
Average high-quality liquid assets (HQLA) amount (b)	$15,245
Average total adjusted net cash outflow (c)	$6,739
Average Liquidity Coverage Ratio	226%
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

As of September 30, 2026 and December 31, 2025, we had $43.2 billion and $47.8 billion in Cash and cash equivalents, respectively. Refer to the “Cash Flows” section below for a discussion of the major drivers impacting cash flows for the nine months ended September 30, 2026. Depending on the interest rate environment, our funding composition and the amount of liquidity resources we maintain, the level of future net interest income or expense associated with our liquidity resources will vary. For the three months ended September 30, 2026, interest income exceeded the interest expense associated with the liquidity portfolio.
Securitized Borrowing Capacity
As of September 30, 2026, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 17, 2028, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2028, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from American Express Credit Account Master Trust (the Lending Trust). These facilities enhance our contingent funding resources and are also used in the ordinary course of business to fund working capital needs. As of September 30, 2026, no amounts were drawn on the Charge Trust facility or Lending Trust facility.
Committed Bank Credit Facility
As of September 30, 2026, we maintained a committed syndicated bank credit facility of $6.0 billion, with a maturity date of September 24, 2028. This facility enhances our contingent funding resources and is also used in the ordinary course of business to fund working capital needs. As of September 30, 2026, $3.5 billion was drawn on this facility, which was subsequently repaid in full.
Other Sources of Liquidity
In addition to cash and other liquid assets and the secured borrowing facilities and committed bank credit facility described above, as an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco through the discount window against pledged U.S. Card balances.
As of September 30, 2026, AENB had available borrowing capacity of $93.3 billion based on the amount and collateral valuation of Card balances that were pledged to the Federal Reserve Bank of San Francisco. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve and can change from time to time. Due to regulatory restrictions, liquidity generated by AENB can generally be used only to fund obligations within AENB, and transfers to the parent company or non-bank affiliates may be subject to prior regulatory approval.
Unused Credit Outstanding
As of September 30, 2026, we had approximately $533 billion of unused credit available to customers. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Charge card products with no pre-set spending limits are not reflected in unused credit.

Cash Flows
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the nine months ended September 30, 2026 and 2025:
Table 22: Cash Flows

(Billions)	2026	2025
Total cash provided by (used in):
Operating activities	$14.6	$15.4
Investing activities	(16.9)	(12.9)
Financing activities	(2.3)	11.4
Effect of foreign currency exchange rates on cash and cash equivalents	0.1	0.3
Net (decrease) increase in cash and cash equivalents	$(4.6)	$14.1
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
In 2026, net cash used in investing activities was primarily driven by higher Card balances and Other loans, net purchases of investment securities, costs associated with building our new headquarters and the acquisition of our partner’s interest in Swisscard, partially offset by net proceeds received from the sale of small business cobrand portfolios previously classified as Card balances HFS.
In 2025, the net cash used in investing activities was primarily driven by higher Card balances and Other loans, and the acquisition of a business.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
In 2026, the net cash used in financing activities was primarily driven by share repurchases, dividend payments and redemption of preferred shares, partially offset by net proceeds from long-term debt, growth in customer deposits and net proceeds from the issuance of preferred shares.
In 2025, the net cash provided by financing activities was primarily driven by growth in customer deposits and net proceeds from long-term debt, partially offset by share repurchases and dividend payments.

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
Governmental authorities have focused, and we believe will continue to focus, considerable attention on reviewing compliance by financial services firms and payment systems with laws and regulations, and as a result, we continually work to evolve and improve our risk management framework, governance structures, practices and procedures. Reviews by us and governmental authorities to assess compliance with laws and regulations, as well as our own internal reviews to assess compliance with internal policies, including errors or misconduct by colleagues or third parties or control failures, have resulted in, and are likely to continue to result in, changes to our products, practices and procedures, restitution to our customers and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations, enforcement proceedings and the imposition of fines or civil money penalties, in the event of noncompliance or alleged noncompliance with laws or regulations. For example, on October 8, 2026, American Express Company and American Express Travel Related Services Company, Inc. consented to an order issued by the Federal Reserve and AENB consented to an order issued by the Office of the Comptroller of the Currency (OCC) to resolve previously disclosed reviews by the banking regulators of certain aspects of our financial crimes compliance program. AENB also agreed to pay a civil money penalty of $350 million to the OCC, a portion of which was reserved for in prior periods. We have continued to make enhancements to our existing programs, policies and procedures and to identify and remediate deficiencies, including actions to satisfy the requirements of the regulatory orders. If we fail to meet the requirements of the regulatory orders, or, more generally, fail to maintain an effective financial crimes compliance program, we could be required to enter into further settlements, orders or agreements and pay additional fines, penalties or judgments, or comply with material regulatory restrictions on our businesses.
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
Regulatory Capital Proposals
On March 19, 2026, the Federal Reserve, the OCC and the FDIC issued notices of proposed rulemaking to modernize the regulatory capital framework for banking organizations, including (i) a proposal to apply an expanded risk-based approach to Category I and II firms rather than the current requirements to calculate capital ratios under both the advanced and standardized approaches and (ii) a proposal to modify certain aspects of the current standardized approach to risk-based capital. Under the proposals, Category I and II firms would be required to apply the expanded risk-based approach, while firms outside of those categories could choose to opt into the expanded risk-based approach or apply the revised standardized approach.
The U.S. federal bank regulatory agencies have solicited comments on the proposals and the rules may not be adopted as proposed; however, based on a preliminary analysis, we estimate that these two proposals could result in a range of outcomes, from modest reduction in risk-weighted assets to broadly neutral. This estimated impact reflects our current understanding of the proposals, the application to our businesses as currently conducted and the current composition of our balance sheet, and therefore does not reflect the impact of any changes we may make in the future. The ultimate impact could materially differ from our current estimate, and will depend on final rulemakings, as well as management decisions regarding our capital strategy and product constructs.

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

Surcharging
In various countries, such as certain Member States in the EU and Canada (other than in the Province of Quebec), merchants are permitted by law to surcharge card purchases. Certain jurisdictions are also reconsidering or may in the future reconsider their laws relating to surcharging. In March 2026, the central bank in Australia released its final decisions from a review of merchant card payment costs and surcharging, including that, effective October 1, 2026, it no longer requires surcharging to be permitted with respect to designated card networks (Visa, Mastercard and EFTPOS) and reduced certain interchange fee caps for such networks. As a result of this change and to align with the designated card networks, we no longer permit surcharging by merchants in Australia effective the same date. The central bank also commenced a review of payments system regulation, including three-party card networks such as American Express, in June 2026. The impacts of the central bank’s decisions in the merchant card payment costs and surcharging review and the outcome of the payments system regulation review remain uncertain. In the United States, a number of state laws that prohibit surcharging have been overturned and certain states have passed or are considering laws to permit surcharging by merchants. In jurisdictions allowing surcharging, we have seen an increase in merchant surcharging on American Express cards, particularly in certain merchant categories. Surcharging is an adverse customer experience and could have a material adverse effect on us, particularly where it only or disproportionately impacts credit card usage or card usage generally, our Card Members or our business. In addition, we also encounter steering or differential acceptance practices by merchants, which could also have a material adverse effect on us.
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
Among other things, these laws and regulations generally require us to establish compliance programs that meet certain standards, including policies and procedures to collect information from and verify the identities of our customers, and to monitor for and report suspicious transactions, in addition to other information gathering and recordkeeping requirements. As noted above, our AML programs have become subject to regulatory action and we are working to make enhancements to our existing programs, policies and procedures and to identify and remediate deficiencies, including to satisfy the requirements of regulatory orders. Errors, failures or delays in complying with AML/CFT laws or regulatory orders, deficiencies in our compliance programs or association of our business with money laundering, terrorist financing, tax fraud or other illicit activity could give rise to significant supervisory, criminal and civil proceedings and lawsuits, which could result in significant penalties and forfeiture of assets, loss of licenses or restrictions on business activities or other enforcement actions.
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
Asset securitizations — Asset securitization involves the transfer and sale of Card balances to a special-purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities that are secured by the transferred Card balances. The trust uses the proceeds from the sale of such securities to pay the purchase price for the transferred Card balances. The securitized Card balances of our Lending Trust and Charge Trust (collectively, the Trusts) are reported as assets and the securities issued by the Trusts are reported as liabilities on the Consolidated Balance Sheets.
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
Locations in force (LIF) — Represents proprietary and partner acquired merchant locations where the merchant is enabled to accept American Express. LIF estimates incorporate data provided to us by certain third parties and include merchants that accept American Express through payment facilitators and digital wallets.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance, credit reserve and expense levels and the effective tax rate remaining consistent with current expectations and our ability to continue investing in growth initiatives (such as our brand, value propositions, coverage, marketing, technology, partnerships and talent), controlling operating expenses, effectively managing risk and executing our share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: macroeconomic and geopolitical conditions, including a slowdown in U.S. or global economic growth, changes to consumer and business confidence, higher rates of unemployment and wide-scale layoffs, impacts from the Middle East conflict and other international hostilities, deteriorations in global trade and the effects of tariffs, changes in interest rates, inflation, supply chain issues, energy costs, market volatility, and fiscal and monetary policies; the effects of technology changes and the adoption of AI; the impact of any future contingencies, including, but not limited to, legal costs and settlements, the imposition of fines or monetary penalties, remediation expenses, investment gains or losses, restructurings, impairments and changes in reserves; issues impacting brand perceptions and our reputation; changes in the competitive environment, including as a result of agentic technologies, and an inability to realize benefits from new and extended sponsorships; impacts related to acquisitions, divestitures, cobrand relationships and other partners; and the impact of regulation, regulatory orders and other legal proceedings, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners and merchants;
•our ability to grow revenues net of interest expense in the future, which could be impacted by, among other things, the factors identified above and in the subsequent paragraphs, as well as the following: spending volumes not being consistent with expectations, including spending by U.S. and international consumer Card Members across age cohorts (including Millennial and Gen-Z customers) and business Card Members and spending in retail and in dining, airline and other T&E categories, such as due to uncertain macroeconomic and geopolitical conditions; an inability to address competitive pressures, attract and retain customers, invest in and enhance our Membership Model of premium products, differentiated services and partnerships, successfully refresh card products and introduce new features and capabilities, grow banking relationships with customers and implement strategies and business initiatives, including within the premium consumer space, commercial payments and the global network; the impacts of portfolio sales; the effects of regulatory initiatives, including pricing regulation, such as pricing for card acceptance and interest rate and fee caps, and network regulation; merchant coverage growing less than expected or the reduction of merchant acceptance or perceptions of coverage; increased surcharging, steering, suppression or other differential acceptance practices with respect to our products; merchant discount rates changing from our expectations; and changes in foreign currency exchange rates;
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
•net interest income, the effects of changes in interest rates and the growth of net interest income relative to the growth of Card balances and Other loans outstanding, being higher or lower than expectations, which could be impacted by, among other things, the behavior and financial strength of Card Members and their actual spending, borrowing and paydown patterns; the effectiveness of our strategies to enhance Card Member value propositions, grow lending with premium customers and capture a greater share of Card Members’ spending and borrowings, and attract new, and retain existing, customers; our ability to effectively introduce and enhance lending features on our products and manage underwriting risk; governmental actions to cap credit card interest rates; changes in benchmark interest rates, including where such changes affect our assets or liabilities differently than expected; our ability to grow deposits, including from Card Members, across age cohorts (including Millennial and Gen-Z customers) and through new banking offerings for businesses; continued volatility and other changes in capital and credit market conditions and the availability and cost of capital; credit actions, including line size and other adjustments to credit availability; the yield on revolve-eligible Card balances and Other loans differing from current expectations; and loss or impacts to cobrand relationships, including portfolio sales;

•future credit performance, the level of future delinquency, reserve and write-off rates and the amount and timing of future reserve builds and releases, which will depend in part on macroeconomic factors such as actual and projected unemployment rates and GDP, as well as the occurrence of events that increase macroeconomic uncertainty or volatility; the ability and willingness of Card Members to pay amounts owed to us; changes in Card balances and Other loans outstanding, such as from the implementation of our strategy to capture spending and borrowings, or from changes in consumer behavior that affect customer balances (e.g., paydown and revolve rates); changes in the levels of customer acquisitions and the credit profiles of new customers acquired; financial stress and volume of bankruptcies of Card Members and business partners; credit-related fraud levels; changes in our models that estimate expected credit losses; acquisitions or sales of balances or card portfolios; the magnitude of seasonal fluctuations in credit metrics; the enrollment in, and effectiveness of, financial relief programs and the performance of accounts as they exit from such programs; the effects of the resumption of student loan repayments; collections capabilities and recoveries of previously written-off balances; and the impact of the usage of debt settlement companies;
•Card Member rewards and services and business development expenses not growing consistent with our expectations, and the relationship of these variable customer engagement expenses to revenues, which could be impacted by the investments and enhancements that we make with respect to our value propositions, including our rewards programs and product benefits, such as in connection with card refreshes (e.g., U.S. Platinum Card refreshes), to make them attractive to Card Members and prospective customers, potentially in a manner that is not cost-effective; changes in the level of Card Member spending and spending patterns (including the level of spend in bonus categories), the redemption of rewards and offers (including travel redemptions) and usage of travel-, lifestyle- and business-related benefits, including as a result of Card Member usage of agentic technologies; the costs related to reward point redemptions; levels of Card Member acquisitions on premium card products; changes in our models or assumptions used to estimate these expenses; new and renegotiated contractual obligations with business partners; our ability to identify and negotiate partner-funded value for Card Members; and the pace and cost of the expansion of our global lounge collection;
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
•our ability to control operating expenses, including relative to revenue growth, and the actual amount we spend on operating expenses in the future, which could be impacted by, among other things, salary and benefit expenses to attract and retain talent; our ability to realize operational efficiencies, including through increased scale and automation and continued adoption of AI technologies; management’s ability to balance expense control and investments in the business and its decisions regarding spending in such areas as technology, business and product development, sales force, premium servicing and AI initiatives; expenses related to enterprise risk management and compliance programs, as well as consulting, legal and other professional services fees, including as a result of our growth, regulatory orders and other legal proceedings and internal reviews; the effectiveness and timing of remediation required under regulatory orders and our ability to meet related regulatory expectations; our ability to innovate efficient channels of customer interactions and the willingness of Card Members to self-service and address issues through digital channels; our ability to successfully implement and achieve benefits from restructurings; fraud incidents and elevated fraud costs; inflation and supply chain issues; increased technology costs, including AI usage and investments in technology innovations and system upgrades; the impact of changes in foreign currency exchange rates on costs; regulatory assessments; information security or cybersecurity incidents; the payment of fines, penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; the level of M&A activity and related expenses; the performance of Amex Ventures and other of our investments; and impairments of goodwill or other assets;
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

•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure and competitor settlements that may materially impact the prices charged to merchants that accept American Express cards; merchant acceptance, surcharging, steering and other differential acceptance practices; the desirability of competitor premium card products and competition for premium experiences, services and benefits; competition for new and existing partnerships, including cobrand relationships; the effects of the emergence of agentic commerce on the payments landscape and customer payment experiences; competition from new and non-traditional competitors, such as financial technology companies, and with respect to new products, services and technologies, such as the emergence or increase in popularity of digital payment platforms and currencies and other alternative payment mechanisms; competitor acquisitions and transactions; and the success of marketing, promotion, rewards programs, offers and travel-, lifestyle- and business-related benefits (e.g., lounges, dining, entertainment and business tools);
•our ability to sustain our momentum and leadership in the premium consumer space, including with Millennial and Gen-Z consumers, which will be impacted in part by competition, levels of consumer demand for premium card products, brand perceptions (including perceptions related to merchant coverage) and reputation, and our ability to successfully refresh our products and develop and market new benefits, services, experiences and other value propositions, as well as new AI and digital capabilities, that appeal to Card Members and new customers, grow spending with new and younger age cohort Card Members, offer attractive services and rewards programs and build greater customer loyalty, which will depend in part on identifying and funding investment opportunities, addressing changing customer behaviors, technological developments in the payments industry, new product innovation and development, Card Member acquisition efforts and enrollment processes, including through digital channels, continuing to realize benefits from strategic partnerships, successfully implementing our dining strategy and evolving our infrastructure to support new products, services and benefits;
•our ability to build on our leadership in commercial payments and successfully roll out new commercial products and solutions, which will depend in part on competition, including from financial technology companies and as a result of competitor acquisitions and transactions; the willingness and ability of companies to use credit and charge cards for procurement and other business expenditures as well as use our other products and services for financing needs; the acceptance of, and economics related to, B2B payment platforms; our ability to successfully refresh our products and offer attractive value propositions and new products to current and potential customers; our ability to enhance and expand our payment, lending, cash flow and expense management solutions, including the success of our new expense management platform and corporate cards and the launch of new AI tools for business customers, increase customer engagement, enhance the corporate card onboarding experience and build out a multi-product digital ecosystem to integrate our broad product set, which is dependent on our continued investment in capabilities, features, functionalities, platforms and technologies; and the success of our initiatives to support businesses, such as Small Business Saturday and other Shop Small campaigns;
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
•our ability to successfully invest in, benefit from and expand the use of technological developments, AI, digital payments, servicing, travel, dining & expense management solutions and other technological capabilities, which will depend in part on our success in advancing our agentic commerce initiatives, including embedding our payment capabilities in emerging AI ecosystems, such as through the Amex Agentic Commerce Experiences™ developer kit and Amex Agent Purchase Protection™, making Membership assets discoverable and actionable on AI platforms and building proprietary AI-powered experiences across our platforms; embedding AI into our business and increasing automation, including to streamline and improve internal processes and decision making, enhance our products, develop new capabilities, improve customer acquisition and enrollment processes and address servicing and other business and customer needs; developing new features in our applications and platforms and enhancing our digital channels; supporting the use of our products as a means of payment through online, mobile, agentic and other digital channels; building partnerships, integrating products and executing programs with other companies; and effectively utilizing data and data & analytics platforms, including successfully migrating to new platforms, all of which will be impacted by investment levels, customer and colleague receptiveness and ability to adopt new technologies, competitive conditions, partner engagement, new product innovation and development and the platforms and infrastructure to support new products, services, benefits and partner integrations;

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
•our ability to successfully implement our dining strategy and grow our dining platform, which will depend in part on our ability to deliver value to diners, restaurants and other bookable venues; expand and innovate the tools and capabilities offered through the platform, including successfully developing AI-powered experiences in the Resy app; enable the search and booking of Resy venues through AI platforms; and successfully implement partnerships and compete with other dining platforms and means of booking reservations;
•our ability to satisfy the closing conditions related to our proposed acquisition of TheFork, including receipt of regulatory approvals, and consummate the transaction; the underlying assumptions related to the transaction proving to be inaccurate or unrealized; and our ability to integrate TheFork and benefit from and expand its platform, tools and capabilities, which will depend in part on management’s decisions regarding future operations, strategies and business initiatives;
•a failure in or breach of our operational or security systems, processes or infrastructure, or those of third parties, including as a result of cyberattacks or outages, which could compromise the confidentiality, integrity, privacy and/or security of data, disrupt our or our partners’ operations, reduce the use and acceptance of American Express cards or our digital platforms and lead to regulatory scrutiny, litigation, fraud, remediation and response costs and reputational harm;
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
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings, financial distress or consolidations, including of cobrand partners, merchants that represent a significant portion of our business, network partners or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as business, economic and geopolitical conditions, consumer and business confidence and spending generally, unemployment rates & wide-scale layoffs, interest rates, market volatility, energy costs, impacts to travel, political developments, a continuation or further escalation or widening of the Middle East conflict or other military conflicts, regional hostilities and international tensions, adverse developments affecting third parties, including other financial institutions, merchants, partners or vendors, as well as severe weather conditions and natural disasters (e.g., hurricanes and wildfires), power loss, disruptions in telecommunications, pandemics, terrorism and other catastrophic events, any of which could significantly affect demand for and spending on American Express cards, credit metrics and reserves, customer balances, deposit levels and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in the 2025 Form 10-K, the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2026 and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2026	2025
Revenues
Non-interest revenues
Discount revenue	$10,169	$9,413
Net card fees	2,969	2,551
Service fees and other revenue	1,984	1,976
Total non-interest revenues	15,122	13,940
Interest income
Interest on Card balances and Other loans	6,387	5,970
Interest and dividends on investment securities	45	15
Deposits with banks and other	426	632
Total interest income	6,858	6,617
Interest expense
Deposits	1,242	1,371
Long-term debt and other	676	760
Total interest expense	1,918	2,131
Net interest income	4,940	4,486
Total revenues net of interest expense	20,062	18,426
Provisions for credit losses
Card balances	895	1,220
Other	90	67
Total provisions for credit losses	985	1,287
Total revenues net of interest expense after provisions for credit losses	19,077	17,139
Expenses
Card Member rewards	5,090	4,608
Business development	1,795	1,611
Card Member services	2,006	1,477
Marketing	1,770	1,599
Salaries and employee benefits	2,570	2,239
Other, net	1,315	1,780
Total expenses	14,546	13,314
Pretax income	4,531	3,825
Income tax provision	819	923
Net income	$3,712	$2,902
Earnings per Common Share (Note 13)(a)
Basic	$5.43	$4.14
Diluted	$5.42	$4.14
Average common shares outstanding for earnings per common share:
Basic	673	692
Diluted	674	693
(a)Reflects net income less (i) earnings allocated to participating share awards of $23 million and $20 million for the three months ended September 30, 2026 and 2025, respectively, (ii) dividends on preferred shares of $24 million and $14 million for the three months ended September 30, 2026 and 2025, respectively, and (iii) an equity-related adjustment of $16 million related to the redemption of preferred shares for the three months ended September 30, 2026.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2026	2025
Revenues
Non-interest revenues
Discount revenue	$29,845	$27,517
Net card fees	8,583	7,364
Service fees and other revenue	5,896	5,526
Total non-interest revenues	44,324	40,407
Interest income
Interest on Card balances and Other loans	18,643	17,170
Interest and dividends on investment securities	97	46
Deposits with banks and other	1,389	1,800
Total interest income	20,129	19,016
Interest expense
Deposits	3,804	4,082
Long-term debt and other	2,043	2,092
Total interest expense	5,847	6,174
Net interest income	14,282	12,842
Total revenues net of interest expense	58,606	53,249
Provisions for credit losses
Card balances	3,099	3,587
Other	221	255
Total provisions for credit losses	3,320	3,842
Total revenues net of interest expense after provisions for credit losses	55,286	49,407
Expenses
Card Member rewards	15,031	13,604
Business development	5,141	4,729
Card Member services	5,930	4,106
Marketing	4,900	4,640
Salaries and employee benefits	7,396	6,511
Other, net	4,508	5,112
Total expenses	42,906	38,702
Pretax income	12,380	10,705
Income tax provision	2,586	2,334
Net income	$9,794	$8,371
Earnings per Common Share (Note 13)(a)
Basic	$14.24	$11.87
Diluted	$14.22	$11.85
Average common shares outstanding for earnings per common share:
Basic	678	697
Diluted	680	698
(a)Represents net income less (i) earnings allocated to participating share awards of $62 million and $56 million for the nine months ended September 30, 2026 and 2025, respectively, (ii) dividends on preferred shares of $53 million and $43 million for the nine months ended September 30, 2026 and 2025, respectively, and (iii) an equity-related adjustment of $16 million related to the redemption of preferred shares for the nine months ended September 30, 2026.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Net income	$3,712	$2,902	$9,794	$8,371
Other comprehensive income (loss):
Net unrealized debt securities gains (losses), net of tax	(35)	1	(53)	4
Foreign currency translation adjustments, net of hedges and tax	(20)	(6)	(79)	126
Net unrealized pension and other postretirement benefits, net of tax	17	4	16	16
Other comprehensive income (loss)	(38)	(1)	(116)	146
Comprehensive income	$3,674	$2,901	$9,678	$8,517
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents
Cash and due from banks	$3,669	$3,559
Interest-bearing deposits in other banks	39,294	43,491
Short-term investment securities (includes restricted investments of consolidated variable interest entities: 2026, $72; 2025, $84)	240	742
Total cash and cash equivalents (includes restricted cash: 2026, $166; 2025, $169)	43,203	47,792
Card balances (includes gross amounts available to settle obligations of consolidated variable interest entities: 2026, $32,063; 2025, $33,378), less reserves for credit losses: 2026, $5,634; 2025, $6,089	215,440	207,774
Card balances held for sale	—	2,457
Other loans, less reserves for credit losses: 2026, $335; 2025, $323	11,744	10,605
Investment securities	5,117	1,043
Premises and equipment, less accumulated depreciation and amortization: 2026, $13,266; 2025, $12,039	8,122	6,118
Other assets, less reserves for credit losses: 2026, $123; 2025, $86	26,649	24,263
Total assets	$310,275	$300,052
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$155,019	$152,488
Accounts payable	15,184	14,700
Short-term borrowings	1,415	1,371
Long-term debt (includes debt issued by consolidated variable interest entities: 2026, $12,177; 2025, $13,022)	58,538	56,387
Other liabilities	44,322	41,632
Total liabilities	$274,478	$266,578
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of September 30, 2026 and December 31, 2025	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 671 million shares as of September 30, 2026 and 686 million shares as of December 31, 2025	134	138
Additional paid-in capital	11,168	11,126
Retained earnings	27,888	25,487
Accumulated other comprehensive income (loss)	(3,393)	(3,277)
Total shareholders’ equity	35,797	33,474
Total liabilities and shareholders’ equity	$310,275	$300,052
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2026	2025
Cash Flows from Operating Activities
Net income	$9,794	$8,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	3,320	3,842
Depreciation and amortization	1,450	1,315
Stock-based compensation	495	410
Deferred taxes	(77)	(642)
Other items (a)	(2,825)	74
Net decrease in Card balances held for sale	69	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	(1,298)	(1,333)
Accounts payable & other liabilities	3,631	3,324
Net cash provided by operating activities	14,559	15,361
Cash Flows from Investing Activities
Sale of investments (b)	28	42
Maturities and redemptions of investments	808	876
Purchase of investments	(5,324)	(1,314)
Net increase in Card balances and Other loans, including Card balances held for sale	(8,878)	(10,212)
Purchase of premises and equipment, net of sales: 2026, $1; 2025, $1 (c)	(2,994)	(1,703)
Acquisitions, net of cash acquired	(524)	(633)
Net cash used in investing activities	(16,884)	(12,944)
Cash Flows from Financing Activities
Net increase in customer deposits	2,446	10,439
Net (decrease) increase in short-term borrowings	(140)	1
Proceeds from long-term debt (c)	10,895	22,375
Payments of long-term debt	(7,823)	(14,896)
Issuance of American Express preferred shares	1,584	—
Redemption of American Express preferred shares	(1,600)	—
Issuance of American Express common shares	14	48
Repurchase of American Express common shares and other	(5,805)	(4,915)
Dividends paid	(1,916)	(1,688)
Net cash (used in) provided by financing activities	(2,345)	11,364
Effect of foreign currency exchange rates on cash and cash equivalents	81	285
Net (decrease) increase in cash and cash equivalents	(4,589)	14,066
Cash and cash equivalents at beginning of period	47,792	40,640
Cash and cash equivalents at end of period	$43,203	$54,706
(a)Primarily includes gains/losses on fair value hedges, foreign currency transactions, Amex Ventures and tax credits investments and movements in equity method investments. In addition, the amount for the nine months ended September 30, 2026 includes the gain recognized on the sale of our equity method investment in Global Business Travel Group, Inc. (GBTG). Refer to Note 1 for additional information.
(b)Excludes $1.5 billion of non-cash activity related to the sale of our equity method investment in GBTG, which was recorded as a receivable in Other assets on the Consolidated Balance Sheets as of September 30, 2026. Proceeds from the sale were subsequently received.
(c)Excludes an increase of $370 million related to non-cash activity for a finance lease. Refer to Note 1 for additional information.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended September 30, 2026 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of June 30, 2026	$34,280	$—	$135	$11,121	$(3,355)	$26,379
Net income	3,712	—	—	—	—	3,712
Other comprehensive income (loss)	(38)	—	—	—	(38)	—
Issuance of preferred shares	1,584	—	—	1,584	—	—
Redemption of preferred shares	(1,600)	—	—	(1,584)	—	(16)
Repurchase of common shares	(1,600)	—	(1)	(79)	—	(1,520)
Other changes	123	—	—	126	—	(3)
Cash dividends declared preferred Series D, $9,072.22 per share	(14)	—	—	—	—	(14)
Cash dividends declared preferred Series E, $5,912.50 per share	(9)	—	—	—	—	(9)
Cash dividends declared common, $0.95 per share	(641)	—	—	—	—	(641)
Balances as of September 30, 2026	$35,797	$—	$134	$11,168	$(3,393)	$27,888

Nine months ended September 30, 2026 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances as of December 31, 2025	$33,474	$—	$138	$11,126	$(3,277)	$25,487
Net income	9,794	—	—	—	—	9,794
Other comprehensive income (loss)	(116)	—	—	—	(116)	—
Issuance of preferred shares	1,584	—	—	1,584	—	—
Redemption of preferred shares	(1,600)	—	—	(1,584)	—	(16)
Repurchase of common shares	(5,505)	—	(4)	(246)	—	(5,255)
Other changes	156	—	—	288	—	(132)
Cash dividends declared preferred Series D, $27,019.44 per share	(43)	—	—	—	—	(43)
Cash dividends declared preferred Series E, $5,912.50 per share	(9)	—	—	—	—	(9)
Cash dividends declared common, $2.85 per share	(1,938)	—	—	—	—	(1,938)
Balances as of September 30, 2026	$35,797	$—	$134	$11,168	$(3,393)	$27,888
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
Business Events
On September 29, 2026, in connection with Long Lake’s completion of its acquisition of GBTG, we sold our approximately 30 percent equity interest in GBTG. The transaction resulted in a pre-tax gain of $982 million ($751 million after tax), which was reported as a reduction to Other expense within Corporate & Other for the three and nine months ended September 30, 2026.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Issued Accounting Standards
In November 2024 and as amended in January 2025, the Financial Accounting Standards Board issued updated accounting guidance on the Disaggregation of Income Statement Expenses for annual reporting periods beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The updated guidance includes the requirement for a new tabular disclosure within a Note to the Consolidated Financial Statements, to disaggregate defined expense categories from the expense report lines presented on the Consolidated Statements of Income. We are currently assessing the updated guidance; however, it is not expected to have a material impact to our Consolidated Financial Statements.
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
Card balances and Other loans as of September 30, 2026 and December 31, 2025 consisted of:
Table 2.1: Card Balances and Other Loans

(Millions)	2026	2025
Consumer (a)	$145,733	$144,324
Small Business	57,315	53,632
Corporate (a)	18,026	15,907
Card balances	221,074	213,863
Less: Reserves for credit losses	5,634	6,089
Card balances, net	$215,440	$207,774
Other loans, net (b)	$11,744	$10,605
(a)Includes approximately $32.1 billion and $33.4 billion of gross Card balances available to settle obligations of a consolidated variable interest entity (VIE) as of September 30, 2026 and December 31, 2025, respectively.
(b)Other loans are presented net of reserves for credit losses of $335 million and $323 million as of September 30, 2026 and December 31, 2025, respectively.
Card Balances Aging
Generally, a Card Member account is considered past due if payment due is not received within 30 days after the billing statement date. The following table presents the aging of Card balances as of September 30, 2026 and December 31, 2025:
Table 2.2: Card Balances Aging

(Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	90+ Days Past Due and Still Accruing Interest (a)	Non-Accruals(b)
2026
Consumer	$144,023	$532	$382	$796	$145,733	$540	$276
Small Business	56,587	251	162	315	57,315	161	106
Corporate (c)	(d)	(d)	(d)	57	18,026	—	—
2025
Consumer	142,552	529	392	851	144,324	434	471
Small Business	$52,870	$255	$168	340	53,632	130	177
Corporate (c)	(d)	(d)	(d)	$75	$15,907	$—	$—
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Loans Aging and Gross Write-Offs by Origination Year
Generally, a customer loan is considered past due if payment due is not received within 30 days after the payment due date. The following tables present the aging and gross write-offs for Other loans by year of origination as of or for the nine months ended September 30, 2026, and as of or for the twelve months ended December 31, 2025:
Table 2.3: Other Loans Aging and Gross Write-Offs by Origination Year

2026 (Millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans (a)	Total
Current	$5,084	$2,950	$1,023	$148	$20	$51	$2,743	$12,019
30-59 Days Past Due	3	8	4	1	—	—	8	24
60-89 Days Past Due	2	6	4	1	—	—	6	19
90+ Days Past Due (b)	2	6	3	1	—	1	4	17
Total (c)	$5,091	$2,969	$1,034	$150	$20	$53	$2,762	$12,079
Gross Write-Offs	$5	$61	$50	$16	$2	$—	$79	$213

2025 (Millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans (a)	Total
Current	$5,532	$2,172	$494	$45	$6	$54	$2,564	$10,867
30-59 Days Past Due	6	7	2	—	—	1	8	25
60-89 Days Past Due	4	5	2	—	—	—	8	19
90+ Days Past Due (b)	3	5	2	—	—	1	6	17
Total (c)	$5,545	$2,188	$500	$46	$6	$56	$2,587	$10,928
Gross Write-Offs	$15	$77	$47	$13	$1	$—	$88	$242
(a)Revolving loans consist primarily of lines of credit offered to small business customers. Amounts presented include loans converted from revolving loans to term loans of $5 million and nil as of September 30, 2026 and December 31, 2025, respectively.
(b)Over 90 days past due includes $9 million and $7 million as of September 30, 2026 and December 31, 2025, respectively, of loans on which interest is still accruing. Our policy is generally to accrue interest through the date of write-off (typically 120 days past due) except for lines of credit offered to small business customers, where interest ceases to accrue at 90 days past due. We establish reserves for interest that we believe will not be collected.
(c)This total includes non-accrual loans of $13 million and $16 million as of September 30, 2026 and December 31, 2025, respectively. Non-accruals for consumer installment loans primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest.
Credit Quality Indicators for Card Balances and Other Loans
The following table presents the key credit quality indicators as of or for the nine months ended September 30, 2026 and 2025:
Table 2.4: Credit Quality Indicators for Card Balances and Other Loans

	2026			2025
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card balances:
Consumer	1.8%	2.2%	1.2%	1.9%	2.4%	1.3%
Small Business	2.3%	2.6%	1.3%	2.3%	2.6%	1.4%
Corporate	(b)	0.6%	(c)	(b)	0.5%	(c)
Other loans	2.1%	2.1%	0.5%	2.0%	2.1%	0.6%
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
(c)For corporate Card balances, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ days past billing as a percent of total was 0.3 percent and 0.4 percent as of September 30, 2026 and 2025, respectively.
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
Such modifications primarily include (i) temporary interest rate reductions (reducing interest rates to as low as zero percent, in which case the balance is characterized as non-accrual), and/or (ii) placing the customer on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the customer’s ability to make future purchases is limited, canceled or, in certain cases, suspended until the customer successfully exits from the modification program. As of both September 30, 2026 and 2025, we had $59 million of unused credit available to customers with Card balances modified during each of the respective nine month periods. In accordance with the modification agreement with the customer, Card balances and Other loans may revert to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide information relating to Card balances and Other loans modifications for borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025:
Table 2.5: Card Balances and Other Loans Modifications for Borrowers Experiencing Financial Difficulty

	Three Months Ended September 30,
	2026				2025
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card balances
Consumer	$605	0.5%	18.0%	(b)	$591	0.5%	18.2%	(b)
Small Business	222	0.6%	18.1%	(b)	221	0.7%	17.7%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card balances
Consumer	94	0.4%	(b)	30	77	0.3%	(b)	33
Small Business	114	0.6%	(b)	30	111	0.6%	(b)	30
Corporate	9	0.1%	(b)	11	7	0.04%	(b)	9
Other loans	9	0.1%	—	19	9	0.1%	—	16
Interest Rate Reduction and Term Extension
Other loans	22	0.2%	3.8%	21	19	0.2%	3.4%	21
Total	$1,075				$1,035

	Nine Months Ended September 30,
	2026				2025
	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)	Account Balances (Millions) (a)	% of Total Class of Financing Receivables	Weighted Average Interest Rate Reduction (% points)	Weighted Average Payment Term Extensions (# of months)
Interest Rate Reduction
Card balances
Consumer	$1,566	1.3%	18.1%	(b)	$1,482	1.3%	18.3%	(b)
Small Business	639	1.7%	18.1%	(b)	582	1.7%	17.7%	(b)
Corporate	—	—	—	(b)	—	—	—	(b)
Term Extension
Card balances
Consumer	199	0.8%	(b)	31	178	0.7%	(b)	32
Small Business	287	1.4%	(b)	31	287	1.5%	(b)	30
Corporate	19	0.1%	(b)	10	16	0.1%	(b)	10
Other Loans	29	0.2%	—	18	25	0.2%	—	17
Interest Rate Reduction and Term Extension
Other Loans	57	0.5%	3.8%	21	46	0.4%	3.3%	21
Total	$2,795				$2,616
(a)Represents the outstanding balances as of September 30, 2026 and 2025, respectively, of all modifications undertaken in the current and preceding three and nine months for balances that remain in modification programs as of, or that defaulted on or before, September 30, 2026 and 2025, respectively. The outstanding balances include principal, fees, and, where applicable, accrued interest. Modifications did not reduce the principal balance.
(b)For qualifying Card Member accounts, we offer either interest rate reductions or payment term extensions.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide information with respect to modified Card balances and Other loans that defaulted during the three and nine months ended September 30, 2026 and 2025, and were modified in the twelve months prior to the payment default. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program.
Table 2.6: Modified Card Balances and Other Loans that Defaulted within Twelve Months of Modification

	Three Months Ended September 30,
	2026				2025
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card balances
Consumer	$47	$8	$—	$55	$40	$5	$—	$45
Small Business	24	8	—	32	19	9	—	28
Corporate	—	1	—	1	—	—	—	—
Other loans	—	—	2	2	—	—	1	1
Total	$71	$18	$2	$91	$59	$14	$1	$74

	Nine Months Ended September 30,
	2026				2025
Account Balance (Millions) (a)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total
Card balances
Consumer	$69	$10	$—	$78	$65	$6	$—	$71
Small Business	35	10	—	45	31	13	—	44
Corporate	—	2	—	2	—	—	—	—
Other Loans	—	—	3	3	—	—	2	2
Total	$104	$22	$3	$129	$96	$19	$2	$117
(a)Represents the outstanding balances as of September 30, 2026 and 2025, respectively, of all modifications that defaulted in the periods presented and were modified in the twelve months prior to payment default. The outstanding balances include principal, fees and, where applicable, accrued interest.
The following tables provide information relating to the performance of Card balances and Other loans that were modified during the prior twelve months and that remain in modification programs as of, or that defaulted on or before, September 30, 2026 and 2025:
Table 2.7: Performance of Modified Card Balances and Other Loans

	As of September 30, 2026
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card balances
Consumer	$2,003	$118	$48
Small Business	1,023	82	26
Corporate	16	2	2
Other loans	96	5	1
Total	$3,138	$208	$77

	As of September 30, 2025
Account Balances (Millions) (a)	Current	30-89 Days Past Due	90+ Days Past Due
Card balances
Consumer	$1,863	$128	$47
Small Business	937	87	31
Corporate	11	4	2
Other loans	80	5	1
Total	$2,891	$224	$81
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
We also estimate the likelihood and magnitude of recovery of previously written off accounts considering how long ago the account was written off and future economic conditions, even if such expected recoveries exceed expected losses. Our models are developed using historical loss experience covering the economic cycle and consider the impact of account characteristics on expected losses. This history includes the performance of modifications for borrowers experiencing financial difficulty, including their subsequent defaults. We periodically evaluate our models that are used to estimate expected credit losses and consider, as appropriate, changes in model methodologies, account characteristics, data inputs and underlying assumptions.
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
For Other loans, we use vintage-based historical performance to estimate expected credit losses over the life of the loan, net of recovery estimates. We also assess the need to establish a reserve for expected credit losses as it relates to our card network business, taking into account our historical loss experience and any collateral or other forms of credit enhancements from network participants. If our expected credit losses exceed our outstanding receivables from network participants, a portion of the reserve for credit losses is recorded within Other liabilities on the Consolidated Balance Sheets.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the range of macroeconomic scenario key variables available to us as of September 30, 2026 and December 31, 2025, respectively, which were used, in conjunction with other inputs, to calculate reserves for credit losses:
Table 3.1: Key Macroeconomic Variables

	U.S. Unemployment Rate		U.S. GDP Growth (Contraction) (a)
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Third quarter of 2026	4%	4% - 8%	3%	3% - (4)%
Fourth quarter of 2026	4% - 6%	4% - 8%	4% - (4)%	3% - 0.5%
Fourth quarter of 2027	4% - 8%	4% - 8%	3% - 1%	2%
Fourth quarter of 2028	4% - 7%	4% - 6%	3% - 2%	4% - 2%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Changes in Card Balances Reserve for Credit Losses
Card balances reserve for credit losses decreased for the three months ended September 30, 2026, primarily driven by enhancements to the models that estimate expected credit losses resulting from our periodic review process, partially offset by a sequential increase in Card balances.
Card balances reserve for credit losses decreased for the nine months ended September 30, 2026, primarily driven by lower delinquencies and the previously-mentioned enhancements to the models that estimate expected credit losses, partially offset by a sequential increase in Card balances.
Card balances reserve for credit losses increased for both the three and nine months ended September 30, 2025, primarily driven by sequential increases in Card balances, partially offset by the release of a reserve upon the reclassification of a small business cobrand portfolio to Card balances held for sale (HFS). The Card balances reserve for credit losses for the nine months ended September 30, 2025 also reflected the macroeconomic outlook.
The following table presents changes in the Card balances reserve for credit losses for the three and nine months ended September 30, 2026 and 2025:
Table 3.2: Changes in Card Balances Reserve for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Beginning reserves	$5,866	$5,960	$6,089	$5,850
Provisions (a)	895	1,220	3,099	3,587
Net write-offs (b)	(1,130)	(1,111)	(3,550)	(3,397)
Other (c)	3	(1)	(5)	28
Ending reserves	$5,634	$6,068	$5,634	$6,068
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Net write-offs are presented less recoveries of $380 million and $339 million for the three months ended September 30, 2026 and 2025, respectively, and $1,148 million and $948 million for the nine months ended September 30, 2026 and 2025, respectively.
(c)Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Other Loans Reserve for Credit Losses
Other loans reserve for credit losses increased for each of the three and nine months ended September 30, 2026 and 2025, primarily driven by sequential increases in Other loans.
The following table presents changes in the Other loans reserve for credit losses for the three and nine months ended September 30, 2026 and 2025:
Table 3.3: Changes in Other Loans Reserve for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Beginning reserves	$312	$272	$323	$194
Provisions (a)	84	62	194	245
Net write-offs (b)
Principal	(59)	(45)	(174)	(146)
Interest and fees	(3)	(2)	(8)	(7)
Other	—	—	—	1
Ending reserves	$335	$287	$335	$287
(a)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(b)Principal write-offs are presented less recoveries of $11 million and $10 million for the three months ended September 30, 2026 and 2025, respectively, and $31 million and $25 million for the nine months ended September 30, 2026 and 2025, respectively. Recoveries of interest and fees were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale (AFS) debt securities carried at fair value on the Consolidated Balance Sheets. Unrealized losses attributable to credit deterioration are recorded in the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our AFS debt securities totaling $20 million and $3 million as of September 30, 2026 and December 31, 2025, respectively, presented as Other assets on the Consolidated Balance Sheets.
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
The following is a summary of investment securities as of September 30, 2026 and December 31, 2025:
Table 4.1: Investment Securities

	2026				2025
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$51	$—	$(9)	$43	$54	$1	$(7)	$48
U.S. Government agency obligations	3	—	—	3	3	—	—	3
U.S. Government treasury obligations	4,067	—	(64)	4,003	138	1	—	138
Mortgage-backed securities (a)	9	—	(1)	8	10	—	—	9
Foreign government bonds and obligations	938	—	—	938	717	—	—	717
Other (b)	80	—	—	80	81	—	—	81
Equity securities (c)	54	—	(11)	43	54	—	(8)	46
Total	$5,202	$—	$(85)	$5,117	$1,056	$2	$(16)	$1,043
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Represents investments in debt securities issued by Community Development Financial Institutions.
(c)Equity securities comprise investments in common stock and mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about our AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025:
Table 4.2: AFS Debt Securities with Gross Unrealized Losses by Duration

	2026				2025
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$23	$(9)	$—	$—	$26	$(7)
U.S. Government treasury obligations	3,023	(64)	—	—	—	—	—	—
Mortgage-backed securities	—	—	5	(1)	—	—	—	—
Total	$3,023	$(64)	$28	$(10)	$—	$—	$26	$(7)
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
Contractual maturities for AFS debt securities with stated maturities as of September 30, 2026 were as follows:
Table 4.3: Contractual Maturities of AFS Debt Securities

(Millions)	Cost	Estimated Fair Value
Due in 1 year or less	$1,967	$1,967
Due after 1 year through 5 years	3,133	3,069
Due after 5 years through 10 years	7	7
Due after 10 years	41	32
Total	$5,148	$5,074
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card balances. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card balances. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. Our ownership of variable interests in the Lending Trust was $14.0 billion and $14.9 billion as of September 30, 2026 and December 31, 2025, respectively, and in the Charge Trust was $6.1 billion and $5.7 billion as of September 30, 2026 and December 31, 2025, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
Restricted cash and cash equivalents held by the Lending Trust was $72 million and $84 million as of September 30, 2026 and December 31, 2025, respectively, and by the Charge Trust was nil as of both September 30, 2026 and December 31, 2025. These amounts relate to collections of Card balances to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the nine months ended September 30, 2026 and the year ended December 31, 2025, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of September 30, 2026 and December 31, 2025, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:
Table 6.1: Interest-bearing and Non-Interest-bearing Customer Deposits

(Millions)	2026	2025
U.S.:
Interest-bearing	$153,926	$151,425
Non-interest-bearing (includes Card Member credit balances of: 2026, $483; 2025, $556)	542	606
Non-U.S.:
Interest-bearing	22	18
Non-interest-bearing (includes Card Member credit balances of: 2026, $525; 2025, $436)	528	439
Total customer deposits	$155,019	$152,488
Customer deposits by deposit type as of September 30, 2026 and December 31, 2025 were as follows:
Table 6.2: Customer Deposits by Type

(Millions)	2026	2025
U.S. interest-bearing deposits:
Savings accounts	$118,337	$116,867
Checking accounts	3,801	2,965
Certificates of deposit:
Direct	9,882	5,979
Third-party (brokered)	8,853	9,919
Sweep accounts – Third-party (brokered)	13,053	15,696
Total U.S. interest-bearing deposits	$153,926	$151,425
Other deposits	85	71
Card Member credit balances	1,008	992
Total customer deposits	$155,019	$152,488
The scheduled maturities of certificates of deposit as of September 30, 2026 were as follows:
Table 6.3: Scheduled Maturities of Certificates of Deposit

(Millions)	2026	2027	2028	2029	2030	Thereafter	Total
Certificates of deposit (a)	$2,171	$11,046	$2,965	$672	$1,882	$11	$18,747
(a)Includes $12 million of non-U.S. direct certificates of deposit as of September 30, 2026.
As of September 30, 2026 and December 31, 2025, certificates of deposit in denominations that met or exceeded the insured limit were $3.3 billion and $2.0 billion, respectively.

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
On March 21, 2024, we were named as a defendant in a case filed in the United States District Court for the District of Rhode Island, captioned 5-Star General Store aka Bento LLC, et al. v. American Express Co., et al., in which plaintiffs allege that the anti-steering and non-discrimination provisions in our merchant agreements violate federal antitrust law and seek, on behalf of themselves and a class of merchants, an injunction prohibiting us from enforcing our anti-steering and non-discrimination provisions and a declaration that we have violated antitrust laws. The court rejected our motion to compel the case to arbitration and that decision was affirmed by the Court of Appeals for the First Circuit.
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
On October 8, 2026, American Express Company and American Express Travel Related Services Company, Inc. consented to an order issued by the Board of Governors of the Federal Reserve System and American Express National Bank (AENB) consented to an order issued by the Office of the Comptroller of the Currency (OCC) to resolve previously disclosed reviews by the banking regulators of certain aspects of our financial crimes compliance program. AENB also agreed to pay a civil money penalty of $350 million to the OCC.

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
We have accrued for certain of our outstanding legal proceedings. An accrual is recorded when it is both (a) probable that a loss has occurred and (b) the amount of loss can be reasonably estimated. There may be instances in which an exposure to loss exceeds the accrual. We evaluate, on a quarterly basis, developments in legal proceedings that could cause an increase or decrease in the amount of the accrual that has been previously recorded, or a revision to the disclosed estimated range of possible loss, as applicable.
For those disclosed legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $150 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business and results of operations.

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
A majority of our derivative assets and liabilities as of September 30, 2026 and December 31, 2025 are subject to master netting agreements with our derivative counterparties. Accordingly, where appropriate, we have elected to present derivative assets and liabilities with the same counterparty on a net basis in the Consolidated Balance Sheets.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the relevant agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of September 30, 2026, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of September 30, 2026 and December 31, 2025, no credit risk adjustment to the derivative portfolio was required.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2026 and December 31, 2025:
Table 8.1: Fair Value of Derivative Assets and Liabilities

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2026	2025	2026	2025
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$—	$—	$—	$4
Net investment hedges - Foreign exchange contracts	167	26	44	699
Total derivatives designated as hedging instruments	167	26	44	702
Derivatives not designated as hedging instruments:
Foreign exchange contracts and other	397	148	105	418
Total derivatives, gross	564	174	149	1,120
Derivative asset and derivative liability netting (b)	(117)	(151)	(117)	(151)
Cash collateral netting (c)	(21)	(1)	—	(9)
Total derivatives, net	$426	$22	$33	$961
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
We posted $706 million and $756 million as of September 30, 2026 and December 31, 2025, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We had $38.4 billion and $36.7 billion of fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2026 and December 31, 2025, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and nine months ended September 30, 2026 and 2025:
Table 8.2: Gains and Losses associated with Fair Value Hedges on Fixed-rate Long-Term Debt

	Gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Fixed-rate long-term debt	$937	$(89)	$1,529	$(488)
Derivatives designated as hedging instruments	(938)	89	(1,530)	489
Total	$(1)	$1	$(1)	$1
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $37.1 billion and $37.0 billion as of September 30, 2026 and December 31, 2025, respectively, including the cumulative fair value hedging adjustments of gains of $1,163 million and losses of $366 million for the respective periods.
We recognized in Interest expense on Long-term debt a decrease of $8 million and an increase of $47 million for the three months ended September 30, 2026 and 2025, respectively, and a decrease of $39 million and an increase of $88 million for the nine months ended September 30, 2026 and 2025, respectively, primarily related to the net settlements including interest accruals on our interest rate derivatives designated as fair value hedges.
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
We had notional amounts of approximately $18.1 billion and $16.3 billion designated as net investment hedges as of September 30, 2026 and December 31, 2025, respectively. The gain or loss on these net investment hedges, net of taxes, recorded in Accumulated other comprehensive income (loss) (AOCI) as part of the cumulative translation adjustment, were losses of $41 million and $69 million for the three months ended September 30, 2026 and 2025, respectively, and a gain of $11 million and a loss of $818 million for the nine months ended September 30, 2026 and 2025, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income were not significant for any of the three and nine months ended September 30, 2026 and 2025.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are primarily intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. We had notional amounts of approximately $37.7 billion and $39.0 billion as of September 30, 2026 and December 31, 2025, respectively. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $27 million and $47 million for the three months ended September 30, 2026 and 2025, respectively, and net gains of $68 million and $66 million for the nine months ended September 30, 2026 and 2025, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of September 30, 2026 and December 31, 2025:
Table 9.1: Financial Assets and Financial Liabilities measured at Fair Value

	2026				2025
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$43	$43	$—	$—	$46	$46	$—	$—
Debt securities	5,074	—	4,994	80	997	—	916	81
Derivatives, gross (a)	564	—	564	—	174	—	164	10
Total Assets	5,681	43	5,558	80	1,216	46	1,080	91
Liabilities:
Derivatives, gross (a)	149	—	149	—	1,120	—	1,120	—
Total Liabilities	$149	$—	$149	$—	$1,120	$—	$1,120	$—
(a)Refer to Note 4 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities on a further disaggregated basis.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following tables summarize the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2026 and December 31, 2025. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2026 and December 31, 2025, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.
Table 9.2: Fair Value of Financial Assets and Financial Liabilities measured at Amortized Cost

	Carrying Value	Corresponding Fair Value Amount
2026 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$43	$43	$42	$1	$—
Other financial assets (b)	6	6	—	6	—
Financial assets carried at other than fair value
Card balances and Other loans, less reserves (c)	227	232	—	—	232
Card balances HFS	—	—	—	—	—

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	167	167	—	167	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	19	19	—	19	—
Long-term debt (c)	$58	$59	$—	$59	$—

	Carrying Value	Corresponding Fair Value Amount
2025 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$48	$48	$46	$2	$—
Other financial assets (b)	4	4	—	4	—
Financial assets carried at other than fair value
Card balances and Other loans, less reserves (c)	218	224	—	—	224
Card balances HFS	2	2	—	—	2

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	166	166	—	166	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	16	16	—	16	—
Long-term debt (c)	$56	$57	$—	$57	$—
(a)Level 2 fair value amounts reflect time deposits and short-term investments.
(b)Includes other receivables and other miscellaneous assets.
(c)Includes amounts held by consolidated VIEs for which the fair values of Card balances were $31.9 billion and $33.2 billion as of September 30, 2026 and December 31, 2025, respectively, and the fair values of Long-term debt were $12.1 billion and $13.3 billion as of September 30, 2026 and December 31, 2025, respectively.
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
The carrying value of equity investments without readily determinable fair values totaled $1.5 billion and $1.1 billion as of September 30, 2026 and December 31, 2025, respectively, of which investments subject to nonrecurring Level 3 fair value measurement during the nine months ended September 30, 2026 and the year ended December 31, 2025 totaled $0.8 billion and $0.5 billion, respectively. These amounts are included within Other assets on the Consolidated Balance Sheets.
We recorded unrealized gains of $6 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $306 million and $91 million for the nine months ended September 30, 2026 and 2025, respectively. Unrealized losses were nil and $2 million for the three months ended September 30, 2026 and 2025, respectively, and $10 million and $40 million for the nine months ended September 30, 2026 and 2025, respectively. Unrealized gains and losses are recorded in Other, net on the Consolidated Statements of Income. Since the adoption of new accounting guidance on the recognition and measurement of financial assets and financial liabilities on January 1, 2018, cumulative unrealized gains and losses for equity investments without readily determinable fair values totaled $1.5 billion and $0.5 billion as of September 30, 2026, respectively.
In addition, we also have certain equity investments measured at fair value using the net asset value practical expedient. Such investments were immaterial as of both September 30, 2026 and December 31, 2025.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Changes In Accumulated Other Comprehensive Income (Loss)
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and nine months ended September 30, 2026 and 2025 were as follows:
Table 10.1: Changes in Accumulated Other Comprehensive Income (Loss)

(Millions), net of tax	Three Months Ended
	September 30, 2026	Net Change	June 30, 2026	September 30, 2025	Net Change	June 30, 2025
Net unrealized gains (losses) on debt securities	$(57)	$(35)	$(22)	$(5)	$1	$(6)
Foreign currency translation adjustment gains (losses), net of hedges (a)	(2,862)	(20)	(2,842)	(2,798)	(6)	(2,792)
Net unrealized pension and other postretirement benefit gains (losses)	(474)	17	(491)	(446)	4	(450)
Accumulated other comprehensive income (loss)	$(3,393)	$(38)	$(3,355)	$(3,249)	$(1)	$(3,248)

(Millions), net of tax	Nine Months Ended
	September 30, 2026	Net Change	December 31, 2025	September 30, 2025	Net Change	December 31, 2024
Net unrealized gains (losses) on debt securities	$(57)	$(53)	$(4)	$(5)	$4	$(9)
Foreign currency translation adjustment gains (losses), net of hedges (a)	(2,862)	(79)	(2,783)	(2,798)	126	(2,924)
Net unrealized pension and other postretirement benefit gains (losses)	(474)	16	(490)	(446)	16	(462)
Accumulated other comprehensive income (loss)	$(3,393)	$(116)	$(3,277)	$(3,249)	$146	$(3,395)
(a)Refer to Note 8 for additional information on hedging activity.
The following table shows the tax impact for the three and nine months ended September 30, 2026 and 2025 for the changes in each component of AOCI presented above:
Table 10.2: Tax Impact for Changes in Accumulated Other Comprehensive Income (Loss)

	Tax expense (benefit)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Net unrealized gains (losses) on debt securities	$(12)	$—	$(17)	$1
Foreign currency translation adjustment, net of hedges	(18)	(11)	(18)	(208)
Pension and other postretirement benefits	1	3	16	(4)
Total tax impact	$(30)	$(8)	$(19)	$(212)
Reclassifications out of AOCI into the Consolidated Statements of Income, net of taxes, for the three and nine months ended September 30, 2026 and 2025 were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Service Fees and Other Revenue and Other Expenses
The following is a detail of Service fees and other revenue for the three and nine months ended September 30, 2026 and 2025:
Table 11.1: Components of Service Fees and Other Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Foreign currency-related revenue	$508	$447	$1,474	$1,264
Network partnership revenue	496	456	1,425	1,302
Loyalty coalition, merchant and other service fees	436	407	1,348	1,251
Delinquency fees	253	245	757	720
Travel commissions and fees	189	167	515	450
Other fees and revenues	101	254	378	539
Total Service fees and other revenue	$1,984	$1,976	$5,896	$5,526
The following is a detail of Other expenses for the three and nine months ended September 30, 2026 and 2025:
Table 11.2: Components of Other Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Data processing and equipment	$858	$751	$2,442	$2,176
Professional services	675	623	1,842	1,755
Gain on sale of GBTG equity method investment (a)	(982)	—	(982)	—
Other (b)	764	406	1,206	1,181
Total Other expenses	$1,315	$1,780	$4,508	$5,112
(a)Refer to Note 1 for additional information.
(b)Includes a $400 million increase in legal reserves for the three months ended September 30, 2026 pertaining to the portion of the OCC civil money penalty not reserved for prior to this period as well as previously-disclosed, unrelated legal proceedings. Refer to Note 7 for additional information.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Income Taxes
The effective tax rate was 18.1 percent and 24.1 percent for the three months ended September 30, 2026 and 2025, respectively, and 20.9 percent and 21.8 percent for the nine months ended September 30, 2026 and 2025, respectively. The lower effective tax rates for the three and nine month periods primarily reflected discrete tax benefits in the current periods related to the resolution of certain prior-period tax items.
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
Tax Credit Investments
As of September 30, 2026 and 2025, we had $1,875 million and $1,719 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, comprised of Low Income Housing Tax Credit investments and other qualifying investments. We account for such tax credit investments using the Proportional Amortization Method.
The following table presents tax credit investment expenses and associated income tax credits and other income tax benefits for the three and nine months ended September 30, 2026 and 2025:
Table 12.1: Tax Credit Investments Expenses and Credits

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Proportional amortization recognized in tax provision	$(64)	$(60)	$(195)	$(175)
Income tax credits and Other income tax benefits (a) recognized in tax provision	$80	$65	$244	$204
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025 were as follows:
Table 13.1: Computation of Basic and Diluted Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Basic and diluted:
Net income	$3,712	$2,902	$9,794	$8,371
Preferred dividends	(24)	(14)	(53)	(43)
Equity-related adjustment (a)	(16)	—	(16)	—
Net income available to common shareholders	$3,672	$2,888	$9,725	$8,328
Earnings allocated to participating share awards (b)	(23)	(20)	(62)	(56)
Net income attributable to common shareholders	$3,649	$2,868	$9,663	$8,272
Denominator: (b)
Basic: Weighted-average common shares	673	692	678	697
Add: Weighted-average stock options (c)	1	1	1	1
Diluted	674	693	680	698

Basic EPS	$5.43	$4.14	$14.24	$11.87
Diluted EPS	$5.42	$4.14	$14.22	$11.85
(a)Represents the difference between the redemption value and carrying value of the Series D preferred shares, which were redeemed on September 15, 2026. The carrying value represents the original issuance proceeds, net of underwriting fees and offering costs for these preferred shares.
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
(c)The dilutive effect of unexercised stock options excludes from the computation of EPS nil and 0.1 million of options for the three months ended September 30, 2026 and 2025, respectively, and nil and 0.2 million of options for the nine months ended September 30, 2026 and 2025, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Preferred Shares
The Board of Directors may authorize the issuance of up to 20 million preferred shares at a par value of $1.66 2/3 per share without further shareholder approval.
During the three months ended September 30, 2026, we issued 1,600 preferred shares of 6.450% Fixed Rate Reset Noncumulative Preferred Shares, Series E, for net proceeds of $1,584 million and redeemed in full the previously outstanding 3.550% Fixed Rate Reset Noncumulative Preferred Shares, Series D, for $1,600 million. The difference between the redemption value and carrying value of the redeemed Series D preferred shares resulted in a reduction of $16 million in net income available to common shareholders, as reflected within the calculation of basic and diluted EPS in Note 13.
We have the following perpetual Fixed Rate Reset Noncumulative Preferred Share series issued and outstanding as of September 30, 2026:
Table 14.1: Preferred Shares Issued and Outstanding

Series E
Issuance Date	August 12, 2026
Securities issued	1,600 Preferred shares; represented by 1,600,000 depositary shares
Dividend rate per annum	6.450% through September 14, 2031; resets September 15, 2031 and every subsequent 5-year anniversary at 5-year Treasury rate plus 2.119%
Dividend payment date	Quarterly beginning September 15, 2026
Earliest redemption date	September 15, 2031
Aggregate liquidation preference	$1,600 million
Carrying value (a)	$1,584 million
(a)Carrying value, as presented in the Statements of Shareholders' Equity, represents the issuance proceeds, net of underwriting fees and offering costs.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
The following tables present certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three and nine months ended September 30:
Table 15.1: Selected Financial Information by Segment

Three Months Ended September 30, 2026 (Millions)	USCS	CS	ICS	GMNS	Total Reportable Operating Segments	Corporate & Other (a)	Consolidated
Total non-interest revenues	$6,292	$3,612	$3,321	$1,927	$15,151	$(30)	$15,122
Revenue from contracts with customers (b)	4,336	3,106	2,072	1,729	11,242	(10)	11,232
Interest income	4,294	1,358	745	7	6,404	454	6,858
Interest expense	745	416	383	(147)	1,397	520	1,918
Net interest income	3,549	942	362	155	5,006	(66)	4,940
Total revenues net of interest expense	9,840	4,553	3,682	2,082	20,158	(96)	20,062
Provisions for credit losses	494	279	208	4	985	—	985
Total revenues net of interest expense after provisions for credit losses	9,346	4,274	3,474	2,078	19,173	(96)	19,077
Expenses
Card Member rewards, business development and Card Member services (c)	4,801	1,979	1,766	337	8,883	8	8,891
Marketing	848	405	394	113	1,760	10	1,770
Salaries and employee benefits and other operating expenses	1,402	860	883	546	3,692	193	3,885
Total expenses	7,052	3,245	3,042	996	14,335	211	14,546
Pretax income (loss)	$2,295	$1,029	$432	$1,082	$4,838	$(307)	$4,531
Total assets	$124,624	$66,006	$52,809	$19,409	$262,848	$47,427	$310,275

Nine Months Ended September 30, 2026 (Millions)	USCS	CS	ICS	GMNS	Total Reportable Operating Segments	Corporate & Other (a)	Consolidated
Total non-interest revenues	$18,323	$10,611	$9,746	$5,670	$44,350	$(25)	$44,324
Revenue from contracts with customers (b)	12,670	9,134	6,099	5,088	32,992	(30)	32,962
Interest income	12,417	4,046	2,205	26	18,694	1,435	20,129
Interest expense	2,253	1,280	1,118	(486)	4,166	1,682	5,847
Net interest income	10,164	2,766	1,087	512	14,529	(247)	14,282
Total revenues net of interest expense	28,487	13,377	10,833	6,182	58,878	(272)	58,606
Provisions for credit losses	1,623	1,012	668	18	3,320	—	3,320
Total revenues net of interest expense after provisions for credit losses	26,864	12,365	10,165	6,164	55,558	(272)	55,286
Expenses
Card Member rewards, business development and Card Member services (c)	14,151	5,959	5,000	971	26,081	21	26,102
Marketing	2,425	1,095	1,078	278	4,876	24	4,900
Salaries and employee benefits and other operating expenses	4,172	2,495	2,397	1,590	10,654	1,249	11,904
Total expenses	20,748	9,549	8,474	2,839	41,611	1,294	42,906
Pretax income (loss)	$6,116	$2,815	$1,690	$3,325	$13,947	$(1,566)	$12,380

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended September 30, 2025 (Millions)	USCS	CS	ICS	GMNS	Total Reportable Operating Segments	Corporate & Other (a)	Consolidated
Total non-interest revenues	$5,620	$3,441	$3,034	$1,782	$13,877	$63	$13,940
Revenue from contracts with customers (b)	3,925	2,986	1,928	1,586	10,425	(10)	10,415
Interest income	4,025	1,302	652	9	5,988	629	6,617
Interest expense	789	462	350	(181)	1,420	711	2,131
Net interest income	3,236	840	302	190	4,568	(82)	4,486
Total revenues net of interest expense	8,856	4,281	3,336	1,972	18,445	(19)	18,426
Provisions for credit losses	734	332	218	5	1,289	(2)	1,287
Total revenues net of interest expense after provisions for credit losses	8,122	3,949	3,118	1,967	17,156	(17)	17,139
Expenses
Card Member rewards, business development and Card Member services (c)	4,145	1,730	1,512	298	7,685	11	7,696
Marketing	825	313	350	105	1,593	6	1,599
Salaries and employee benefits and other operating expenses	1,300	816	815	524	3,455	564	4,019
Total expenses	6,270	2,859	2,677	927	12,733	581	13,314
Pretax income (loss)	$1,852	$1,090	$441	$1,040	$4,423	$(598)	$3,825
Total assets	$115,330	$64,305	$47,253	$18,879	$245,767	$51,783	$297,550

Nine Months Ended September 30, 2025 (Millions)	USCS	CS	ICS	GMNS	Total Reportable Operating Segments	Corporate & Other (a)	Consolidated
Total non-interest revenues	$16,403	$10,128	$8,627	$5,200	$40,358	$49	$40,407
Revenue from contracts with customers (b)	11,462	8,789	5,492	4,645	30,388	(26)	30,362
Interest income	11,583	3,744	1,868	31	17,226	1,790	19,016
Interest expense	2,328	1,344	991	(489)	4,174	2,000	6,174
Net interest income	9,255	2,400	877	520	13,052	(210)	12,842
Total revenues net of interest expense	25,658	12,528	9,504	5,720	53,410	(161)	53,249
Provisions for credit losses	2,194	1,021	620	8	3,843	(1)	3,842
Total revenues net of interest expense after provisions for credit losses	23,464	11,507	8,884	5,712	49,567	(160)	49,407
Expenses
Card Member rewards, business development and Card Member services (c)	11,994	5,266	4,276	869	22,405	34	22,439
Marketing	2,390	981	972	277	4,620	20	4,640
Salaries and employee benefits and other operating expenses	3,820	2,429	2,349	1,482	10,080	1,543	11,623
Total expenses	18,204	8,676	7,597	2,628	37,105	1,597	38,702
Pretax income (loss)	$5,260	$2,831	$1,287	$3,084	$12,462	$(1,757)	$10,705
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
Compared to December 31, 2025, higher market interest rates would have a detrimental impact on our net interest income due to an increase in interest rate sensitive liabilities relative to interest rate sensitive assets. As of September 30, 2026, the impacts on net interest income of hypothetical, immediate 100 and 200 basis point changes in market interest rates are presented below. For a description of how we measure the sensitivity of net interest income to interest rate changes, including the key assumptions used, see the “Risk Management ― Interest Rate Risk” section of the 2025 Form 10-K. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.
Sensitivity Analysis of Interest Rate Changes on Annual Net Interest Income

(Millions)	Instantaneous Parallel Rate Shocks as of September 30, 2026 (a)
	+200bps	+100bps	-100bps	-200bps
	$(655)	$(210)	$131	$266
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)  ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common shares made by or on behalf of us during the three months ended September 30, 2026.

	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2026
Repurchase programs(c)	1,901,197	$336.63	1,901,197	44,005,259
Employee transactions(d)	1,522	$337.78	N/A	N/A

August 1-31, 2026
Repurchase programs(c)	812,832	$336.09	812,832	43,192,427
Employee transactions(d)	18,885	$337.52	N/A	N/A

September 1-30, 2026
Repurchase programs(c)	2,063,737	$324.67	2,063,737	41,128,690
Employee transactions(d)	—	$—	N/A	N/A

Total
Repurchase programs(c)	4,777,766	$331.37	4,777,766	41,128,690
Employee transactions(d)	20,407	$337.54	N/A	N/A
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

ITEM 5. OTHER INFORMATION
Lead Independent Director
Our independent directors elected Christopher D. Young to serve as Lead Independent Director of the Board of Directors, effective January 1, 2027. Mr. Young succeeds John J. Brennan who will not stand for reelection at our 2027 annual meeting of shareholders as he will have reached our mandatory retirement age for directors.
Certificate of Incorporation
On October 21, 2026, our filing of a Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) was accepted by the Secretary of State of the State of New York, which had the effect of eliminating from our Amended and Restated Certificate of Incorporation all matters set forth therein with respect to shares of our 3.550% Fixed Rate Reset Noncumulative Preferred Shares, Series D, as no shares of such series are currently outstanding. A copy of the Certificate of Amendment is attached as Exhibit 3.2 to this Form 10-Q and is incorporated by reference herein.
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
3.1	Conformed copy of Amended and Restated Certificate of Incorporation of American Express Company, as amended through October 21, 2026.
3.2	Certificate of Amendment to the Certificate of Incorporation of American Express Company, dated October 21, 2026.
10.1	American Express Senior Executive Severance Plan, as amended and restated effective July 21, 2026.
31.1	Certification of Stephen J. Squeri pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Christophe Y. Le Caillec pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Stephen J. Squeri pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Christophe Y. Le Caillec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: October 23, 2026	By	/s/ Christophe Y. Le Caillec
Christophe Y. Le Caillec Chief Financial Officer

Date: October 23, 2026	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)